Form 10QSB
period 1997-06-30
AMERICASBANK CORP
filed 1997-09-22
CIK 1040491

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1997.

[ ]      Transition report under Section 13 or 15(d) of the Exchange
         Act of 1934.
         For the transition period from              to             .
                                        ------------    ------------

                        Commission file number 000-22925

                               AMERICASBANK CORP.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

         Maryland                                             52-1948980
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

                  515 East Joppa Road, Towson, Maryland 21286
                    (Address of Principal Executive Offices)

                                 (410) 825-5580
                (Issuer's Telephone Number, Including Area Code)

        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No   X
    _____      _____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 18, 1997, there were no shares of Issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes   X    No
    _____      _____

                         PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

                               AMERICASBANK CORP.
                                 BALANCE SHEET
             AS OF DECEMBER 31, 1996 AND JUNE 30, 1997 (UNAUDITED)

                                                December 31,         June 30,
                                                    1996               1997
                                                ____________        ___________
                                                  (Audited)         (Unaudited)

                      ASSETS

Cash                                               $  298,000      $  484,000
Nonrefundable deposit - purchase of
     deposits and branch facility                      20,000          20,000
Accrued interest receivable                              --             1,000
Deferred offering costs                                57,000         121,000
Organizational costs                                  135,000         135,000
Other assets                                           25,000          40,000
                                                    ---------       ---------

     Total assets                                   $ 535,000       $ 801,000
                                                    =========       =========


     LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES:

Accounts payable and accrued expenses               $ 159,000       $ 226,000
Advances from insiders                                374,000         567,000
                                                    ---------       ---------
     Total liabilities                                533,000         793,000
                                                    ---------       ---------

CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share,
     5,000,000 shares authorized; 0 shares
     issued and outstanding                              --              --
Common stock, par value $0.01 per share,
     5,000,00 shares authorized; 0 shares
     issued and outstanding                              --              --
Additional paid-in capital                               --              --
Retained earnings                                       2,000           8,000
                                                    ---------       ---------
     Total stockholders' equity                         2,000           8,000
                                                    ---------       ---------
     Total liabilities and
        stockholders' equity                        $ 535,000       $ 801,000
                                                    =========       =========

      The accompanying notes are an integral part of these balance sheets.

                               AMERICASBANK CORP.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

                                            Three Months           Six Months
                                               Ended                  Ended
                                            June 30, 1997          June 30,1997
                                            _____________          ____________
Interest income                                 $9,000                $11,000
Professional fees                                5,000                  5,000
Provision for income taxes                        --                     --
                                                ------                -------
     Net income                                 $4,000                $ 6,000
                                                ======                =======


        The accompanying notes are an integral part of these statements.

                               AMERICASBANK CORP.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

BALANCE AT DECEMBER 31, 1996                               $2,000

     NET INCOME                                             6,000
                                                           ------
BALANCE AT JUNE 30, 1997                                   $8,000
                                                           ======



         The accompanying notes are an integral part of this statement.

                               AMERICASBANK CORP.
                            STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

                                                 Six Months
                                                    Ended
                                                June 30, 1997
                                                _____________
OPERATING ACTIVITIES:
     Net income                                     $6,000

Adjustments to reconcile net income to
net cash provided by operating activities:
     Increase in accrued interest                   (1,000)
     Increase in operating accounts payable          5,000
                                                  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES           10,000
                                                  --------
INVESTING ACTIVITIES:
     Cash paid for organization costs and
     deferred offering costs                       (17,000)
                                                  --------

FINANCING ACTIVITIES:
     Advances from insiders                        193,000
                                                  --------

INCREASE IN CASH                                   186,000

CASH, beginning of period                          298,000
                                                  --------

CASH, end of period                               $484,000
                                                  ========

         The accompanying notes are an integral part of this statement.

                               AMERICASBANK CORP.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  (Unaudited)

1.         BASIS OF PRESENTATION:

           The interim financial statements of AmericasBank Corp. (the Company) for the three months and six months ended June 30, 1997, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of its operations for the three months and six months ended June 30, 1997, and cash flows for the six months ended June 30, 1997.

           The results of operations for the three months and for the six months ended June 30, 1997, are not necessarily indicative of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's registration statement, as amended, on Form SB-1, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 1996, as been derived from the audited financial statements at that date.

2.         INITIAL PUBLIC OFFERING:

           The Company is engaged in an initial public offering of between 240,000 and 300,000 shares of common stock at $10 per share. The registration statement of the Company was declared effective on August 7, 1997.

Item 2.          Plan of Operation

General

AmericasBank Corp. (the "Company") was incorporated under the laws of the State of Maryland on June 4, 1996, primarily to own all of the outstanding shares of capital stock of a federal stock savings bank to be named AmericasBank (in organization) (the "Bank"). The Company may not acquire the capital stock of the Bank without the approval of the Office of Thrift Supervision (the "OTS") to become a savings and loan holding company of the Bank. On April 15, 1997, the OTS granted the Company the necessary approvals. On April 15, 1997, the OTS also conditionally approved the application to organize the Bank as a federal stock savings bank. Before the Bank obtains final regulatory approval to commence banking operations, however, the Bank, among other things, must obtain membership in the Federal Home Loan Bank System, obtain federal deposit insurance for its deposit accounts from the Federal Deposit Insurance Corporation (the "FDIC") and complete the sale to the Company of a minimum of $2,150,000 of its fully-paid capital stock. On April 23, 1997, the FDIC conditionally approved the Bank's application for federal deposit insurance. It is currently anticipated that the Bank will commence banking operations on or about December 1, 1997.

On May 31, 1996, the Bank, through its organizers, entered into a Branch Purchase and Assumption Agreement, as amended, and a Loan Purchase and Assumption Agreement, as amended (collectively, the "Agreements"), with Rushmore Trust & Savings, FSB ("Rushmore"), for the acquisition of certain assets and the assumption of certain deposit liabilities primarily related to Rushmore's Baltimore, Maryland branch office located at 3621 East Lombard Street, Baltimore, Maryland 21224. It is anticipated that closing under the Agreements will occur on or about December 1, 1997. The transaction with Rushmore is sometimes referred to herein as the "Acquisition."

Business to be Conducted by the Bank

The Bank will be a full service community-oriented financial institution. Its business will be to attract retail deposits and to invest those deposits, together with funds generated from operations and borrowing, primarily in one- to four-family mortgage loans. To a lesser extent, the Bank will invest in home equity loans, multi-family loans, commercial real estate loans, construction loans (primarily for one- to four-family home construction for the borrower), commercial business loans and consumer loans. The Bank's deposit base will be comprised of traditional deposit products including checking accounts, NOW accounts, money market accounts, statement savings accounts, individual retirement accounts and certificates of deposit. Upon the commencement of its operations, the Bank will be actively engaged in many of these activities as a result of its transaction with Rushmore.

The operations of the Bank will be substantially dependent on its net interest income, which is the difference between the interest expense incurred in connection with the Bank's interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from its interest-earning assets, such as loans and investment securities. Interest rate volatility could cause the Bank to pay increased interest rates to obtain deposits and, if the Bank is not able to increase the interest rate on its loans and the rate of return on its investment portfolio, the Bank's net interest income will suffer.

The Company's executive offices and the Bank's initial banking office will be located at 3621 East Lombard Street, Baltimore, Maryland 21224 (the "Banking Office"), which, as stated above, is currently occupied by the Baltimore, Maryland branch office of Rushmore, and which is located in the eastern portion of Baltimore City. It is anticipated that the Bank initially will draw most of its customer deposits and conduct most of its lending transactions from within the area surrounding its Banking Office as well as from within the Baltimore metropolitan area. The Company intends to expand the business of the Bank by opening branches. At this time, however, the Company has not identified any branch locations for the Bank.

Capital Resources

The Company filed a registration statement with the Securities and Exchange Commission, which became effective on August 7, 1997, in connection with the offering of up to 300,000 shares of the Company's common stock, $0.01 par value per share, at an offering price of $10.00 per share. The offering has not yet been completed. It is expected that the offering will be completed, and that offering proceeds will be released from escrow to the Company, in the fourth quarter of 1997. The Company intends to use at least $2,150,000 of the offering proceeds to provide the initial capitalization for the Bank.

It is anticipated that the proceeds from the offering will satisfy the cash requirements of the Company and the Bank for their respective first three years of operations, assuming no new branches are opened during this period, and that it will not be necessary for the Company to raise additional capital during this period. However, there can be no assurance that additional capital will not be required. In addition, in order for the Bank to open additional branches, the Company may be required to raise additional capital.

Results of Operations

At June 30, 1997, the Company was in the development stage and had no earnings from operations except for interest earned on the investment of funds loaned to the Company by certain insiders of the Company.

The Company has not conducted any business activities to date other than those deemed necessary by the Company to proceed with its public offering. The Company initially will engage in no business other than owning all of the outstanding shares of capital stock of the Bank.

IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD- LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THE COMPANY'S LACK OF OPERATING HISTORY, GENERAL RISKS OF THE ACQUISITION, INTEREST RATE AND LENDING RISKS ASSOCIATED WITH THE ACQUISITION, RISK OF LOAN LOSSES, RELIANCE ON OFFICERS OF THE BANK, IMPACT OF GOVERNMENT REGULATION ON OPERATING RESULTS, RISKS OF COMPETITIVE MARKET, EFFECT OF INTEREST RATES ON NET INTEREST INCOME, IMPACT OF MONETARY POLICY AND OTHER ECONOMIC FACTORS ON OPERATING RESULTS, RISK OF EXPANSION STRATEGIES, NO ASSURANCE OF ABILITY TO RAISE ADDITIONAL CAPITAL, UNCERTAINTY AS TO EFFECTS OF NEW FEDERAL LEGISLATION, AND EFFECTS OF RECAPITALIZATION OF SAIF ON ASSESSMENTS PAYABLE BY THE BANK. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.

                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

                           None.

Item 2.       Changes in Securities.

                           (a)      Not applicable.

                           (b)      Not applicable.

                           (c)      Not applicable.

                           (d)      Use of Proceeds.

                                    (1)     The effective date of the Securities
Act registration statement for which the use of proceeds information is being disclosed was August 7, 1997. The Commission file number assigned to the registration statement was 333-28881.

                                    (2)     The offering commenced on August 8,
1997.

                                    (3)     As of the date of this filing, the
offering has not terminated.

                                    (4)     (i)  As of the date of this filing,
the offering has not terminated.

                                            (ii)  The offering was not
underwritten.

                                            (iii) The Company's Common Stock,
$0.01 par value per share, was registered in the offering.

                                            (iv)  The Company registered 300,000
shares of Common Stock in the offering, with an aggregate price of $3,000,000. As of the date of this filing, the Company has accepted subscriptions for 275,900 shares, with an aggregate value of $2,759,000. However, pursuant to the terms of the offering, certain conditions must be met before subscription proceeds are released from escrow. As of the date of this filing, such conditions have not been satisfied.

                                            (v)  Not applicable as the effective
date of the Securities Act registration statement was August 7, 1997, and the ending date of the reporting period for this Form 10-QSB is June 30, 1997.

                                            (vi)  As of the date of this filing,
the conditions of the offering have not been satisfied and, accordingly, proceeds of the offering have not been released to the Company.

                                            (vii)  Not applicable as the
effective date of the Securities Act registration statement was August 7, 1997, and the ending date of the reporting period for this Form 10-QSB is June 30, 1997.

Item 3.       Defaults Upon Senior Securities.

                           Not applicable.

Item 4.       Submission of Matters to a Vote of Securities Holders.

                           Not applicable.

Item 5.       Other Information.

                           Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

                           (a)      Exhibits.

                           The following exhibit is being filed herewith:

                           EXHIBIT 27       Financial Data Schedules

                           (b)      Reports on Form 8-K.

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICASBANK CORP.

Date: September 22, 1997                By:  /s/ J. Clarence Jameson, III
                                             ______________________________
                                             J. Clarence Jameson, III,
                                             President and Chairman of the
                                                 Board of Directors
                                             (Principal Executive Officer)

Date: September 22, 1997                By:  /s/ Larry D. Ohler
                                             ______________________________
                                             Larry D. Ohler, Treasurer
                                             (Principal Financial and
                                             Accounting Officer)