Form 10QSB
period 1997-09-30
AMERICASBANK CORP
filed 1997-11-14
CIK 1040491

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended September 30, 1997.

[_]      Transition report under Section 13 or 15(d) of the Exchange
         Act of 1934.
         For the transition period from              to             .
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

                   515 East Joppa Road, Towson, Maryland 21286
                   -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (410) 825-5580
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

        ---------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X            No
     ---               ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 1997, there were 288,800 shares of Issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes   X    No
     ---       ---

                         PART I - FINANCIAL INFORMATION


Item 1.                       Financial Statements

                               AMERICASBANK CORP.
                                 BALANCE SHEET
           AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1997 (UNAUDITED)

                                                       December 31,         Sept.30,
                                                          1996               1997
                                                       ------------       -----------
                                                         (Audited)        (Unaudited)
                      ASSETS
                      ------
Cash                                                    $ 298,000          $ 354,000
Nonrefundable deposit - purchase of
     deposits and branch facility                          20,000             80,000
Accrued interest receivable                                  --                1,000
Deferred offering costs                                    57,000            150,000
Organizational costs                                      135,000            135,000
Other assets                                               25,000             41,000
                                                        ---------          ---------

     Total assets                                       $ 535,000          $ 761,000
                                                        =========          =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     -----------------------------------
LIABILITIES:

Accounts payable and accrued expenses                   $ 159,000          $ 252,000
Advances from insiders                                    374,000            509,000
                                                        ---------          ---------
     Total liabilities                                    533,000            761,000
                                                        ---------          ---------

CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share,
     5,000,000 shares authorized; 0 shares
     issued and outstanding                                  --                 --
Common stock, par value $0.01 per share,
     5,000,00 shares authorized; 0 shares
     issued and outstanding                                  --                 --
Additional paid-in capital                                   --                 --
Retained earnings                                           2,000               --
                                                        ---------          -------
     Total stockholders' equity                             2,000               --
                                                        ---------          -------
     Total liabilities and
        stockholders' equity                            $ 535,000          $ 761,000
                                                        =========          =========

      The accompanying notes are an integral part of these balance sheets.

                               AMERICASBANK CORP.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                    Three Months               Nine Months
                                       Ended                      Ended
                                   Sept. 30, 1997            Sept. 30, 1997
                                   --------------            --------------
Interest income                       $ 6,000                    $17,000
Expenses                               14,000                     19,000
Provision for income taxes               --                         --
                                      -------                    -------

     Net loss                         $(8,000)                   $(2,000)
                                      =======                    =======

     The accompanying notes are an integral part of these statements.

                               AMERICASBANK CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)


BALANCE AT DECEMBER 31, 1996                                            $ 2,000

     NET LOSS                                                            (2,000)
                                                                        -------
BALANCE AT SEPTEMBER 30, 1997                                           $  --
                                                                        =======

     The accompanying notes are an integral part of this statement.

                               AMERICASBANK CORP.
                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                                                    Nine Months
                                                                       Ended
                                                                  Sept. 30, 1997
                                                                  --------------
OPERATING ACTIVITIES:
     Net loss                                                       $  (2,000)

Adjustments to reconcile net loss
to net cash provided by operating
activities:
     Increase in accrued interest                                      (1,000)
     Increase in operating accounts payable                            16,000
                                                                    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              13,000
                                                                    ---------

INVESTING ACTIVITIES:
     Cash paid for organization costs,
     deferred offering costs and non-
     refundable deposit                                               (92,000)
                                                                    ---------
FINANCING ACTIVITIES:
     Advances from insiders                                           278,000
     Repayments of advances from insiders                            (143,000)
                                                                    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             135,000
                                                                    ---------

INCREASE IN CASH                                                       56,000

CASH, beginning of period                                             298,000
                                                                    ---------
CASH, end of period                                                 $ 354,000
                                                                    =========

     The accompanying notes are an integral part of this statement.

                               AMERICASBANK CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION:
     ----------------------

           The interim financial statements of AmericasBank Corp. (the Company) for the three months and nine months ended September 30, 1997, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations for the three months and nine months ended September 30, 1997, and cash flows for the nine months ended September 30, 1997.

           The results of operations for the three months and for the nine months ended September 30, 1997, are not necessarily indicative of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's registration statement, as amended, on Form SB-1, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 1996, as been derived from the audited financial statements at that date.

2.   INITIAL PUBLIC OFFERING:
     ------------------------

The Company filed a registration statement with the Securities and Exchange Commission, which became effective on August 7, 1997, in connection with the offering of a minimum of 240,000 and a maximum of 300,000 shares of the Company's common stock, $0.01 par value per share, at an offering price of $10.00 per share.

Although the offering is ongoing as of the date of this filing, effective as of October 1, 1997, the conditions of the offering, as described in the registration statement, were satisfied. As of November 10, 1997, the Company had sold 281,500 shares and had received offering proceeds of $2,815,000. By its terms, the offering will expire on December 31, 1997, unless extended or earlier terminated.

Item 2.                        Plan of Operation

General
-------

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

Business to be Conducted by the Bank
------------------------------------

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

Capital Resources
-----------------

The Company filed a registration statement with the Securities and Exchange Commission, which became effective on August 7, 1997, in connection with the offering of a minimum of 240,000 and a maximum of 300,000 shares of the Company's common stock, $0.01 par value per share, at an offering price of $10.00 per share.

Although the offering is ongoing as of the date of this filing, effective as of October 1, 1997, the conditions of the offering were satisfied. As of November 10, 1997, the Company had sold 281,500 shares of a total of 300,000 shares of common stock available for sale in the offering, and had received offering proceeds of $2,815,000. The Company will use at least $2,150,000 of the offering proceeds to provide the initial capitalization for the Bank.

By its terms, the offering will expire on December 31, 1997, unless extended or earlier terminated.

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

Results of Operations
---------------------

At September 30, 1997, the Company was in the development stage and had no earnings from operations except for interest earned on the investment of funds loaned to the Company by certain insiders of the Company.

At September 30, 1997, the Company had not conducted any business activities other than those deemed necessary by the Company to proceed with its public offering. The Company incurred a net loss of $8,000 for the three month period ending September 30, 1997 in connection with such activities.

The Company initially will engage in no business other than owning all of the outstanding shares of capital stock of the Bank.

IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THE COMPANY'S LACK OF OPERATING HISTORY, GENERAL RISKS OF THE ACQUISITION, INTEREST RATE AND LENDING RISKS ASSOCIATED WITH THE ACQUISITION, RISK OF LOAN LOSSES, RELIANCE ON OFFICERS OF THE BANK, IMPACT OF GOVERNMENT REGULATION ON OPERATING RESULTS, RISKS OF COMPETITIVE MARKET, EFFECT OF INTEREST RATES ON NET INTEREST INCOME, IMPACT OF MONETARY POLICY AND OTHER ECONOMIC FACTORS ON OPERATING RESULTS, RISK OF EXPANSION STRATEGIES, NO ASSURANCE OF ABILITY TO RAISE ADDITIONAL CAPITAL, UNCERTAINTY AS TO EFFECTS OF NEW FEDERAL LEGISLATION, AND EFFECTS OF RECAPITALIZATION OF SAIF ON ASSESSMENTS PAYABLE BY THE BANK. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.

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

                               (iv)  The Company registered 300,000 shares of
Common Stock in the offering, with an aggregate price of $3,000,000. Although the offering is ongoing as of the date of this filing, effective as of October 1, 1997, the conditions of the offering, as described in the registration statement, were satisfied. As of November 10, 1997, the Company had sold 281,500 shares of a total of 300,000 shares of common stock available for sale in the offering, and had received offering proceeds of $2,815,000.

                               (v) From the effective date of the registration
statement to September 30, 1997, the Company incurred the following expenses in connection with the issuance and distribution of its Common Stock:

         Underwriting discounts and commissions:               N/A
         Finders' fees:                                        N/A
         Expenses paid to or for underwriters:                 N/A
         Other expenses:                                       $150,000

         Total expenses:                                       $150,000

As of September 30, 1997, the Company had paid $35,000 of such expenses. None of the $35,000 was paid, directly or indirectly, to directors, officers or owners of ten percent or more of any class of equity securities of the Company, or to any affiliate of the Company.

                               (vi) The Company will have net offering proceeds
of $2,665,000 after giving effect to the payment of expenses described in paragraph (d)(4)(v) above. However, the offering is ongoing and, accordingly, the Company may receive additional offering proceeds.

                               (vii)  Not applicable as the conditions of the
offering were not satisfied until October 1, 1997 and no offering proceeds were released to the Company until such date.

                               (viii) Not applicable.

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

                                                AMERICASBANK CORP.


Date: November 12, 1997                      By:/s/J. Clarence Jameson, III
                                                ---------------------------
                                                   J. Clarence Jameson, III,
                                                   President and Chairman of the
                                                       Board of Directors
                                                   (Principal Executive Officer)


Date: November 12, 1997                      By:/s/Larry D. Ohler
                                                -----------------
                                                   Larry D. Ohler, Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)