Form 10KSB
period 1997-12-31
AMERICASBANK CORP
filed 1998-03-31
CIK 1040491

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        -----------------    -----------------

                        Commission File Number 000-22925

                               AmericasBank Corp.
                               ------------------
                 (Name of small business issuer in its charter)

         Maryland                                        52-1948980
         --------                                        ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

              3621 East Lombard Street, Baltimore, Maryland 21224
              ---------------------------------------------------
                    (Address of principal executive offices)

                     Issuer's telephone number 410-342-8303
                                               ------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                               ------
Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $110,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 26, 1998 was $1,350,800, based on a sales price of $10.00 per share of Common Stock, the most recent price at which shares were sold on November 26, 1997 in the issuer's initial public offering. No shares of Common Stock have been sold or traded within the last sixty days.

         The number of shares outstanding of the issuer's Common Stock was 300,000 as of March 26, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

         Transitional Small Business Disclosure Format (check one):

         Yes  X           No
             ----            ----

                                     PART I

Item 1.           Description of Business.

BUSINESS OF THE COMPANY.

         AmericasBank Corp. (the "Company") was incorporated under the laws of the State of Maryland on June 4, 1996, primarily to own all of the outstanding shares of capital stock of a federal stock savings bank to be named AmericasBank (the "Bank"). On April 15, 1997, the Office of Thrift Supervision (the "OTS") granted the Company the necessary approvals to acquire the capital stock of the Bank and to become a savings and loan holding company of the Bank. The Bank opened on December 1, 1997 and currently has one branch, in Eastern, Baltimore City, Maryland. Thus, the Company had only one month of substantive operations in 1997.

         The Company is classified as a non-diversified unitary savings and loan holding company and, as such, the Company may engage in certain non-banking activities that the OTS has deemed to be closely related to banking. Although the Company has no present intention of engaging in any activity other than owning all of the outstanding shares of capital stock of the Bank and the outstanding shares of capital stock of AmericasBank Holdings Corporation, a subsidiary formed to hold certain real property, if circumstances should lead the Company's management to determine that it would be beneficial for the Company to engage in other business activities, management of the Company would have the flexibility to do so.

         On August 7, 1997, the Company commenced an initial public offering (the "Offering") of its common stock, $0.01 par value per share (the "Common Stock"), pursuant to the Company's Registration Statement on Form SB-1 (No. 333-28881). Pursuant to the Registration Statement, the Company sought to issue and sell a minimum of 240,000 and a maximum of 300,000 shares of the Company's Common Stock at an offering price of $10.00 per share, primarily for the purpose of raising the funds necessary to capitalize the Bank.

         The Offering was terminated by the Company on November 30, 1997 because the Company had sold the maximum number of shares available in the Offering as of that date. The Company sold a total of 300,000 shares of Common Stock in the Offering, and received gross Offering proceeds of $3,000,000. Effective as of December 1, 1997, the Company purchased $2,150,000 of the capital stock of the Bank, and the Bank became a wholly owned subsidiary of the Company.

         On December 30, 1997, the Company purchased $1,000 of the capital stock of AmericasBank Holdings Corporation, a newly formed Maryland corporation, and AmericasBank Holdings Corporation became a wholly owned subsidiary of the Company. AmericasBank Holdings Corporation was created to hold real property purchased or leased for branch offices of the Bank.

         On December 31, 1997, AmericasBank Holdings Corporation purchased from NationsBank, N.A. ("NationsBank"), a building located at 500 York Road, Towson, Maryland 21286 (the "Towson Property"). Until July 1997, the Towson Property had served as a branch of NationsBank. AmericasBank Holdings Corporation also purchased certain furniture, fixtures and equipment utilized by NationsBank in its operation of the branch. AmericasBank Holdings Corporation paid NationsBank approximately $650,000 for the Towson Property and the related furniture, fixtures and equipment. The money for the purchase was loaned to AmericasBank Holdings Corporation by the

Company. Subject to, among other things, regulatory approval, the Company intends to utilize the Towson Property as a branch of the Bank.

         The Company has no significant assets other than its interests in the Bank and AmericasBank Holdings Corporation. Accordingly, the Company's earnings are primarily dependent upon dividends received by the Company from the Bank, which dividends are dependent on the Bank's profitability and the Bank's compliance with certain regulatory requirements.

         At the present time, the Company does not have and does not intend to have any employees other than its officers. The Company will utilize the support staff of the Bank from time to time. If the Company pursues other lines of business, it may hire employees.

BUSINESS OF THE BANK.

         General.
         -------

         On June 5, 1996, the organizers of the Company and the Bank (the "Organizers") filed an application with the OTS to organize the Bank as a federal stock savings bank. On April 15, 1997, the OTS conditionally approved the application, and the Bank obtained all necessary regulatory approvals to commence banking operations as of December 1, 1997. Effective as of December 1, 1997, the Bank sold $2,150,000 of its capital stock to the Company and commenced banking operations as of that date. The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") and the Bank is a member of the Federal Home Loan Bank System.

         Effective as of December 1, 1997, the Bank also consummated the transactions contemplated by the Branch Purchase and Assumption Agreement dated May 31, 1996, as amended, and the Loan Purchase and Assumption Agreement dated May 31, 1996, as amended (collectively, the "Agreements"), between the Bank and Rushmore Trust and Savings, FSB ("Rushmore"). The Agreements provided for the purchase by the Bank of certain assets and the assumption of certain deposit liabilities primarily related to Rushmore's Baltimore, Maryland branch office located at 3621 East Lombard Street, Baltimore, Maryland 21224 (the "Baltimore Branch"). The transactions contemplated by the Agreements are referred to herein as the "Acquisition."

         The Bank is a community-oriented financial institution. Its business is to attract retail deposits and to invest those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family mortgage loans. To a lesser extent, the Bank invests in home equity loans, multi-family loans, commercial real estate loans, construction loans (primarily for one- to four-family home construction for the borrower), commercial business loans and consumer loans. The Bank's deposit base is comprised of traditional deposit products including checking accounts, insured investment accounts, statement savings accounts, passbook deposit accounts, money market accounts, certificates of deposit and individual retirement accounts.

         The Bank offers direct deposit of payroll and social security checks and automatic drafts for various accounts to its customers. Although it does not currently do so, the Bank intends to offer its customers cash management services, safe deposit boxes and travelers checks. The Bank also intends to become associated with a network of automated teller machines that may be used by customers of the Bank throughout Maryland and other regions.

         The Bank does not exercise trust powers, nor does it intend to do so during its initial years of operation. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the OTS. In addition, the Bank does not and does not intend to operate outside the State of Maryland or internationally and does not and does not intend to offer investment banking services.

         The much publicized Year 2000 Issue is the result of computer programs being written using two digits rather than four to define an applicable year. Computer programs with date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. With respect to software used for bank operations, mistakes of this nature could cause disruptions of operations, including, among other things, the temporary inability to process transactions or engage in similar normal business activities. In addition, the Year 2000 Issue increases transaction risk with third parties, including customers.

         The Bank contracts with an outside firm to provide data processing services. The Bank's contract with this firm is schedule to expire on December 1, 2000. The data processing firm has advised the Bank in writing that it intends for its software to be Year 2000 compliant by December 31, 1998. In other words, the data processing firm's software would not be impacted by any date- sensitive calculations related to the Year 2000 Issue. The Bank does not anticipate incurring any extra costs from the data processing firm in connection with the Year 2000 Issue. The data processing firm provides the Bank with periodic updates on its progress with regard to the Year 2000 Issue. The Bank does not believe that its business will be materially impacted by the Year 2000 Issue, assuming that the data processing firm fulfills its representation to the Bank that its software will be Year 2000 compliant by December 31, 1998.

         Market Strategy.
         ---------------

         The Bank's objective is to create a customer-driven financial institution focused on providing value to customers by delivering products and services matched to the customers' needs. It is believed that customers will be drawn to a locally owned and managed institution that demonstrates an active interest in its customers and their business and personal financial needs.

         The banking industry in the Bank's market area has experienced substantial consolidation in recent years. Many of the area's locally owned or managed financial institutions have either been acquired by large regional bank holding companies or have been consolidated into branches. This consolidation has been accompanied by increasing fees for bank services, the dissolution of local boards of directors, management and personnel changes and, in the perception of management, a decline in the level of customer service. With recent changes in interstate banking regulation, this type of consolidation is expected to continue.

         Management intends to expand the business of the Bank by opening branches, either through internal growth or through acquisitions of existing banks. On December 31, 1997, the Company's wholly owned subsidiary, AmericasBank Holdings Corporation, purchased the Towson Property from

NationsBank. Until July 1997, the Towson Property had served as a branch of NationsBank. At this time, other than the Towson Property, management has not identified any specific locations for branches of the Bank.

         The Bank's success in expanding its business by opening branches, either through internal growth or through acquisitions, including its ability to open a branch at the Towson Property, will be dependent upon, among other things, the Bank's access to capital, its ability to manage the growth, its ability to attract and train qualified employees and its ability to obtain regulatory approval. There can be no assurance that management will be successful in implementing this expansion strategy or, if management is able to implement the expansion strategy, that management will be able to manage the resultant growth. In addition, management's inability to implement the expansion strategy could negatively impact the Bank's ability to successfully compete in the marketplace.

         Location and Service Area.
         -------------------------

         The Bank's offices (the "Banking Office") are located at 3621 East Lombard Street, Baltimore, Maryland 21224. Prior to the Acquisition, the Banking Office was the location of the Baltimore Branch of Rushmore. Management anticipates that the Bank will draw most of its customer deposits and conduct most of its lending transactions from within the area surrounding its Banking Office as well as from within the Baltimore metropolitan area.

         Competition.
         -----------

         The Bank's market area of Eastern Baltimore City as well as the Baltimore metropolitan area are highly competitive markets for financial services and the Bank faces intense competition both in making loans and in attracting deposits. The Bank faces direct competition from a significant number of financial institutions operating in the Bank's market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions have been in business for many years, have established customer bases, are significantly larger and have greater financial resources than the Bank will have and are able to offer certain services that the Bank is not able to offer. In particular, nine federal savings associations, including one with approximately $70 million in deposits, and three commercial bank branches, are all located in the area immediately surrounding the Banking Office. In addition, the Bank faces competition for deposits and loans from non-bank institutions such as brokerage firms, credit unions, insurance companies, money market mutual funds and private lenders.

         Any change in governmental economic and monetary policy, banking and credit regulations and general economic conditions, which changes are beyond the control of the Bank, also can affect the demand for the Bank's services. The rates of interest payable on deposits and chargeable on loans will be affected by fiscal policy as determined by various governmental and regulatory authorities, in particular the Federal Reserve, as well as by national, state and local economic conditions. Through open market transactions, variations in the discount rate and the establishment of reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds obtainable for lending or investing. These actions may at times result in significant fluctuations in interest rates, which could have adverse effects on the operations of the Bank. The nature or extent of any effects which monetary policies or economic conditions might have on the business and earnings of the Bank cannot be predicted.

EMPLOYEES.

         As of December 31, 1997, the Bank had four full-time employees and one part-time employee.

PLAN OF OPERATIONS.

         General.
         -------

         The Bank commenced operations as of December 1, 1997, and its activities have primarily consisted of drawing deposits, making loans and servicing the deposits and loans acquired from Rushmore. At December 31, 1997, the Company had total assets of approximately $11,400,000, total loans of approximately $6,300,000 and total deposits of approximately $8,400,000. The Company experienced a loss of approximately $41,000 for the year ended December 31, 1997, primarily as a result of operating costs exceeding revenues. For the year ended December 31, 1997, the Company's return on assets (net loss divided by average total assets) was (0.37%), its return on equity (net loss divided by average equity) was 1.45%, and its equity to assets ratio (average equity divided by average total assets) was 25.60%.

         Capital Resources.
         -----------------

         Management believes that the $3,000,000 of Offering proceeds will satisfy the cash requirements of the Company and the Bank for their respective first three years of operations, assuming no new branches are opened during this period, but there can be no assurance that this will be the case. This estimate is based on the level of expenses commensurate with the estimated number of employees and estimated size of the operations of the Bank during this period and the amount of capital normally required for a bank with total assets in the range in which management expects the Bank's assets to be during this period. The Company's and the Bank's future capital requirements, however, will depend on many factors, including the Bank's ability to successfully originate loans and attract deposits and the Bank's ability to implement its branch expansion strategy. To the extent that the Company and the Bank's current capital is insufficient to fund the Company and the Bank's future operating requirements or to implement the branch expansion strategy, it may be necessary to raise additional funds, through public or private financings.

         The Company may determine that additional funds are required to finance the opening of a branch at the Towson Property. If it is determined that additional funds are required to finance a branch at the Towson Property, or if an opportunity to open another branch arises, whether through internal growth or through an acquisition, and it is determined that additional funds are required to finance the transaction, the Company will seek to raise additional funds. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company or the Bank and, in the case of equity financings, could result in dilution to the Company's shareholders. If adequate capital is not available, the Bank may be required to curtail significantly its expected operations and its expansion strategy.

         Net Interest Income/Margins.
         ---------------------------

         The operations of the Bank are substantially dependent on its net interest income, which is the difference between the interest expense incurred in connection with the Bank's interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from its interest-earning assets, such as loans and investment securities. Volatility in interest rates can result in the flow of funds away from banks of the type similar to the Bank and into direct investments, such as corporate securities and other investment vehicles which, because of among other things the absence of federal deposit insurance, generally pay higher rates of return. Such volatility could cause the Bank to pay increased interest rates to obtain deposits and, if the Bank is not able to increase the interest rates on its loans and the rate of return on its investment portfolio, the Bank's net interest income will suffer.

         The level of net interest income is determined primarily by the average balances ("volume") and the rate spreads between the Bank's interest-earning assets and the Bank's funding sources. The Bank's ability to maximize its net interest income depends on increases or decreases in the volume of its interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning-asset portfolio, and the availability of particular sources of funds, such as non-interest earning deposits.

         The following table indicates the average volume of interest-earning assets and interest-bearing liabilities and average yields and rates for the Company and the Bank for the period from December 1, 1997 to December 31, 1997, the operating period of the Bank.

Average Balances -- Yields and Rates (1)
----------------------------------------

                                                          Average          Income/           Yield/
Assets:                                                   Balance          Expense           Rate
Loans receivable (net of unearned income) (2)          $ 6,399,000         $47,000           8.88%
Money market investment securities                         893,000           4,000           5.38
Federal funds sold                                       2,681,000          12,000           5.37
Interest bearing bank balances                              31,000               - (3)       5.00
Other earning assets (FHLB stock)                           27,000               -              -
                                                       -----------         -------           ----
Total earning assets (4)                               $10,031,000         $63,000           7.54%
                                                       -----------         -------           ----
Allowance for loan losses                                  (51,000)
Cash and due from banks                                    198,000
Property and equipment, net                                414,000
Other assets                                               454,000

Total assets                                           $11,046,000
                                                       ===========

Liabilities and stockholders' equity:

Total interest-bearing deposits                        $ 7,408,000          32,000           5.18%
Other borrowed funds                                             -               -              -
                                                       -----------        --------           ----
Total interest-bearing liabilities                       7,408,000          32,000           5.18
                                                       -----------        --------           ----

Checking accounts                                          632,000
Other liabilities                                          178,000
Stockholders' equity                                     2,828,000
                                                       -----------
Total liabilities and stockholders' equity             $11,046,000
                                                       ===========

Interest rate spread (Average rate earned                                                    2.36%
less average rate paid)
Net interest income (Interest earned less interest paid)                  $ 31,000
                                                                          ========

Net interest margin (Net interest income/total earning assets)                               3.71%

  (1) Average balances were calculated using December 1, 1997 and December 31, 1997 balances (which approximate daily averages), as daily averages were not available for the periods presented.

  (2) Loans on non-accrual status are included in the calculation of average balances.

  (3)    Amount of interest income was de minimus.

  (4) From inception through December 31, 1997, the Bank made no loans or investments that qualify for tax-exempt treatment and, accordingly, has no tax-exempt income.

         Liquidity and Interest Rate Sensitivity.
         ---------------------------------------

         The primary objective of asset/liability management is to ensure the steady growth of the Company and the Bank's primary earnings component, net interest income. Net interest income can fluctuate with significant interest rate movements. To lessen the impact of these rate swings, management will endeavor to structure the Company and the Bank's balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitutes interest rate sensitivity.

         The measurement of the Company's and the Bank's interest rate sensitivity, or "gap," is one of the principal techniques used in asset/liability management. The interest sensitive gap is the dollar difference between assets and liabilities which are subject to interest-rate pricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.

         The following table sets forth the amount of the Company and the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1997 which are expected to mature or reprice in each of the time periods shown:


                                                           Maturity and Rate Sensitivity Analysis

                                                                   Maturity or    Maturity or      Maturity or
                                                                    Repricing      Repricing        Repricing     Maturity or
                                                     Percent          Within         Within          Within        Repricing
                                        Amount       of Total       0-3 Months     4-12 Months      1-5 Years     Over 5 Years
                                        ------       --------      -----------    ------------     ----------     ------------
Interest-earning assets:
  Loans receivable                    $6,303,000       62.36%       $        -         $21,000       $908,000     $5,374,000
  Money market investment                569,000        5.63%          569,000               -              -              -
    securities
  Federal funds sold                   3,151,000       31.17%        3,151,000               -              -              -
  Interest bearing bank balances          31,000        0.31%           31,000               -              -              -
  Other earning assets                    54,000        0.53%           54,000               -              -              -
                                     -----------      -------       ----------          ------       --------     ----------
  Total interest-earning assets      $10,108,000      100.00%       $3,805,000         $21,000       $908,000     $5,374,000
                                     ===========      =======       ==========          ======       ========     ==========
Interest-Bearing Liabilities:
  Statement savings                   $1,425,000       19.14%       $1,425,000               -              -              -
  Money market                             6,000        0.08%            6,000               -              -              -
  Certificates of deposit                576,000        7.74%          293,000         275,000          8,000              -
  IRA                                    421,000        5.65%           80,000         233,000        108,000              -
  Insured investment                   4,973,000       66.81%        4,973,000               -              -              -
  Passbook deposits                       43,000        0.58%           43,000               -              -              -
                                      ----------      -------       ----------       ---------       --------     ----------
  Total interest-bearing liabilities  $7,444,000      100.00%       $6,820,000       $ 508,000       $116,000              -
                                      ==========      =======       ==========       =========       ========     ==========
Periodic repricing differences                                     $(3,015,000)      $(487,000)      $792,000     $5,374,000
(periodic gap)                                                     ===========       =========       ========     ==========

Cumulative repricing differences                                   $(3,015,000)    $(3,502,000)   $(2,710,000)    $2,664,000
(cumulative gap)                                                   ===========     ===========    ===========     ==========

Ratio of rate sensitive assets to rate                                   55.79%           4.13%        782.76%             -
sensitive liabilities

         Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of interest rate sensitivity. The analysis of the Bank's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

         As indicated by the above table, the Bank's interest-earning assets consist primarily of fixed rate, long-term loans while the Bank's interest-bearing liabilities consist primarily of variable rate short-term accounts. Since the interest-earning assets will mature more slowly than the interest-bearing liabilities, the net portfolio value and net interest income will tend to decrease during periods of rising interest rates, but will increase during periods of falling interest rates. Many of the Bank's loans which were acquired from Rushmore were made prior to the current documentation requirements of GNMA, FNMA or FHLMC and, therefore, such loans may not be able to be resold in the secondary market. During periods of rising interest rates, the Bank's inability to resell certain of the loans acquired from Rushmore in the secondary market could have a material adverse effect on the Bank's net portfolio value and its net interest income.

         Bank management will seek to improve the interest rate sensitivity of the Bank's loan portfolio. Bank management meets periodically to monitor and manage the structure of the Bank's balance sheet, control interest rate exposure, and evaluate pricing strategies for the Bank. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities could include call provisions, adjustable rate mortgages, residential construction lending and other short term products. The Bank intends to sell originations of fixed rate mortgages that are not subject to at least a five year call provision in the secondary market and portfolio rate sensitive products. All fixed rate mortgages will be underwritten in accordance with GNMA, FNMA or FHLMC requirements.

         In theory, interest rate risk can be diminished by maintaining a nominal level of interest rate sensitivity. In practice, this is made difficult by a number of factors, including cyclical variation in loan demand, different impacts on interest-sensitive assets and liabilities when interest rates change, and the availability of funding sources. Bank management will generally attempt to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Bank.

         Lending Activities.
         ------------------

                  General.
                  -------

                  The Bank anticipates that its lending activities will be primarily comprised of the origination of mortgage loans for the purpose of financing and refinancing one-to-four family residential properties. To a lesser extent, the Bank anticipates that it will originate home equity loans, commercial real estate loans, multi-family real estate loans (five units or more), construction loans (primarily for one-to-four family home construction for the borrower), commercial business loans and consumer loans. The types of loans the Bank will originate generally will be subject to federal and state law and regulation.

                  The Bank's ability to originate loans is dependent upon the relative customer demand, which is affected by the current and expected future level of interest rates. Interest rates are affected by the demand for loans and the supply of money available for lending purposes and the rates offered by competitors. Among other things, these factors are, in turn, affected by economic conditions, monetary policies of the federal government, including the Federal Reserve, and legislative tax policies.

                  Loan Portfolio Composition.
                  --------------------------

                  As a result of the Acquisition, the Bank's loan portfolio as of December 31, 1997 was principally comprised of long-term fixed-rate mortgage loans for owner occupied and non-owner occupied (investor) residential properties. As of December 31, 1997, the Bank's loans totaled $6,303,000, of which $5,210,000 were one-to-four-family mortgage loans, or approximately 83% of the Bank's loan portfolio. At the same date, second trust mortgage loans were $69,000, or approximately 1% of the Bank's loan portfolio. As of December 31, 1997, commercial real estate loans were $808,000, or approximately 13% of the Bank's loan portfolio, and consumer loans were $216,000, or approximately 3% of the Bank's loan portfolio. As of December 31, 1997, $6,115,000 or 97% of the Bank's loan portfolio was purchased from Rushmore in the Acquisition.

                  As of December 31, 1997, one of the Bank's loans, with a balance on December 31, 1997 of $90,000, had an adjustable interest rate. Since most of the Bank's loans are fixed-rate, the Bank does not have the flexibility to adjust the rates of these loans to the current interest rate environment. Adjustable rate loans allow this flexibility.

                  The following table sets forth the composition of the Bank's loans in dollar amounts and in percentage of the respective portfolio as of December 31, 1997:

              Type of loans                      Amount            % of Total
              -------------                      ------            ----------
              Commercial--real estate           $808,000              12.82%
              Residential real estate
              Owner occupied                   3,886,000              61.65
              Investor                         1,324,000              21.01
              Second trust                        69,000               1.09
              Consumer
              Deposit secured                    189,000               3.00
              Unsecured                           27,000               0.43
                                              ----------             ------
              Total loans                     $6,303,000             100.00%
                                                                     ======
              Less:
              Unearned income                         --
              Allowance for loan losses          (52,000)
                                              ----------
              Net loans                       $6,251,000
                                              ==========

         The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rate, for the Bank's loans as of December 31, 1997. Some of the loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of future cash collections:


                                                               More than 1
                                                 Up to 1         Year to
                                                   Year         10 Years        10+ Years          Total
                                                   ----         --------        ---------          -----
Real estate (commercial and residential)         $16,000       $2,841,000       $3,230,000       $6,087,000
Consumer                                           5,000          102,000          109,000          216,000
                                                 -------       ----------       ----------       ----------
 Total                                           $21,000       $2,943,000       $3,339,000       $6,303,000
                                                 =======       ==========       ==========       ==========
Fixed interest rate                              $21,000       $2,853,000       $3,339,000       $6,213,000
Variable interest rate                                --           90,000               --           90,000
                                                 -------       ----------       ----------       ----------
 Total                                           $21,000       $2,943,000       $3,339,000       $6,303,000
                                                 =======       ==========       ==========       ==========

         The scheduled repayments as shown above are reported in the maturity category in which the payment is due.

                  Residential Real Estate Secured Loans.
                  -------------------------------------

                  The Bank offers fixed-rate and adjustable-rate mortgage loans primarily secured by one- to four-family residences, with maturities up to 30 years. The Bank anticipates that such loans will be secured by properties located in the Bank's market areas. All one-to-four family loans originated by the Bank are underwritten in accordance with GNMA, FNMA or FHLMC standards. The Bank originates loans for both owner occupied and non-owner occupied (investor) residential properties. Non-owner occupied residential mortgage loans generally carry a higher degree of credit risk than owner occupied residential mortgage loans.

                  The Bank also offers fixed-rate and adjustable-rate home equity loans, primarily secured by one- to-four family, owner-occupied residences. The Bank employs similar underwriting standards in making home equity loans as those utilized in making residential mortgage loans.

                  Although the Bank had not done so as of December 31, 1997, the Bank intends, in certain circumstances, to purchase or participate in adjustable-rate mortgage loans.

                  As of December 31, 1997, of the $6,303,000 of the Bank's loans, $5,210,000 were one-to-four family mortgage loans, or approximately 83% of the Bank's loan portfolio, and $69,000 were second trust mortgage loans, or 1% of the Bank's loan portfolio. Of the Bank's $5,210,000 in one-to-four family mortgage loans, $5,022,000 or approximately 96% was purchased from Rushmore in the Acquisition.

                  Commercial and Multi-Family Real Estate Loans.
                  ---------------------------------------------

                  The Bank offers commercial and multi-family real estate loans (five units or more) generally secured by property located in the Bank's market areas. Although the Bank had not done so as of December 31, 1997, the Bank intends, in certain circumstances, to purchase or participate in commercial and multi-family loans. In reaching a decision on whether to make a commercial real estate or multi-family loan, the Bank considers a number of factors, including market conditions, the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of net operating income to debt service) and the ratio of loan amount to appraised value.

                  Commercial real estate and multi-family loans are generally larger and present a greater degree of risk than loans secured by one-to-four family residences. Because payments on loans secured by commercial real estate and multi-family properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or in the economy. The Bank seeks to minimize these risks through its underwriting standards.

                  As of December 31, 1997, of the $6,303,000 of the Bank's loans, $808,000 were commercial real estate loans, or approximately 13% of the Bank's loan portfolio. The commercial real estate loans are primarily concentrated in loans secured by restaurants and taverns. The Bank has no multi-family loans in its portfolio. All of the Bank's commercial real estate loans were purchased from Rushmore in the Acquisition.

                  Construction Loans.
                  ------------------

                  Although it had not done so as of December 31, 1997, the Bank will, on a case by case basis, originate loans for the development of property to customers in its market areas. It is anticipated that the Bank's construction loans primarily will be made to finance the construction of one-to-four family, owner-occupied residential properties.

                  Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank would be confronted with a project, when completed, having a value which is insufficient to ensure full repayment.

                  The Bank has no construction loans in its portfolio.

                  Commercial Business Loans.
                  -------------------------

                  Although it had not done so as of December 31, 1997, the Bank intends to pursue opportunities to offer commercial business loans, primarily to businesses located in the Bank's market areas. Federally chartered savings institutions such as the Bank are authorized to make secured or unsecured loans and letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities. However, federally chartered savings institutions generally are limited in the amount of commercial business loans they may hold in their portfolio to a maximum of 20% of total assets.

                  Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

                  The Bank has no business loans in its portfolio.

                  Consumer Loans.
                  --------------

                  The Bank offers a variety of consumer loans, primarily consisting of fixed rate installment loans secured by automobiles or by deposits at the Bank.

                  Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or that are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

                  As of December 31, 1997, of the $6,303,000 of the Bank's loans, $216,000 were consumer loans, or approximately 3% of the Bank's loan portfolio. All of the Bank's consumer loans were purchased from Rushmore in the Acquisition.

                  Marketing and Procedures for Loan Approvals.
                  -------------------------------------------

                  The Bank's lending activity is conducted primarily from its Banking Office, primarily through contacts with existing and past customers of the Baltimore Branch of Rushmore, advertising, customer calls and contacts by the Bank's and the Company's employees, officers and directors, and solicitations to local real estate brokers, builders and real estate developers. The Bank's lending is subject to written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the applications are verified through use of credit reports, financial statements, tax returns and/or confirmations. The Bank intends to sell originations of fixed rate loans that are not subject to at least a five year call provision in the secondary market and will retain in its portfolio rate sensitive products.

                  The Bank generally requires title insurance on its real estate secured loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank requires flood insurance to protect the property securing its interest when the property is located in a flood plain. The Bank generally will not lend more than 90% of the appraised value on its real estate secured loans, and requires private mortgage insurance on residential mortgage loans with loan-to-value ratios in excess of 80%.

                  Delinquent Loans.
                  ----------------

                  Management of the Bank performs reviews of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally requires that delinquent mortgage loans be reviewed and that a written late charge notice be mailed shortly after the date of delinquency. The Bank's policies provide that telephone contact be attempted to ascertain the reasons for delinquency and the prospects of repayment. The Bank's policies provide that when contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure.

                  Any property acquired by the Bank as a result of foreclosure on a mortgage loan will be classified as "real estate owned" and will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Upon foreclosure, the Bank generally will require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis.

                  The following table indicates delinquencies in the Bank's loans at December 31, 1997:


                                                   30-89 Days                               90 Days or More
                                                   ----------                               ---------------
                                                          Principal Balance                          Principal Balance
                                     Number of Loans            of Loans         Number of Loans           of Loans
                                     ---------------      -----------------      ---------------     -----------------
Commercial real estate                       -                $      -                   -               $     -
Residential real estate                      2                  34,000                   1                 41,000
Consumer                                     1                  17,000                   -                     -
                                            --                --------                  --               --------
       Total loans                           3                $ 51,000                   1               $ 41,000
                                            ==                ========                  ==               ========
Delinquent loans to total loans                      0.81%                                      0.65%
                                                     =====                                      =====



                  Classified Assets and Allowance for Loan Losses.
                  -----------------------------------------------

                  Federal regulations require and the Bank's policy requires that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss." An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "Loss"are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but posses weaknesses are designated "Special Mention."

                  When the Bank determines that an asset should be classified, it generally will not establish a specific allowance for such asset unless it determines that such asset should be classified as "Loss." When the Bank classifies one or more assets, or portions thereof, as "Substandard" or "Doubtful," it will establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When the Bank classifies one or more of its assets, or portions thereof, as "Loss," it will either establish a specific allowance for losses equal to 100% of the amount of the asset so classified or will charge off such amount.

                  A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems, that management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner, and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time.

                  As of December 31, 1997, none of the Bank's loans were classified as "Substandard", "Doubtful" or "Loss."

                  The Bank attempts to manage the risk characteristics of its loan portfolio through various control processes, such as credit evaluations of borrowers, establishment of lending limits and the application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances. However, the Bank relies primarily on the cash flow of its borrowers as the principal source of repayment. Although credit policies are designed to minimize risk, management of the Bank recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio as well as general and regional economic conditions.

                  The allowance for loan losses represents a reserve for potential losses in a bank's loan portfolio. The Bank periodically evaluates the adequacy of the allowance for loan losses based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes require special attention. For significant problem loans, Bank policy provides that management's review will consist of an evaluation of the financial strengths of the borrower and the guarantor, if any, the related collateral, and the effects of economic conditions. Specific reserves against the remaining loan portfolio are be based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends and collection experience, along with an assessment of the effects of external economic conditions.

                  The following table summarizes the allowance activities for the Bank for the period from December 1, 1997 to December 31, 1997:

       Allowance for loan losses, December 1, 1997                    $50,000
           (Purchased through acquisition)
       Loans charged off                                                    -
       Recoveries                                                           -
       Provision for loan losses                                        2,000
                                                                      -------
       Allowance for loan losses, end of period                       $52,000
                                                                      =======
       Loans (net of premiums and discounts):
            Period-end balance                                     $6,303,000
            Average balance during period                          $6,399,000
       Allowance as percentage of period-end loan balance               0.83%
       Percent of average loans:
            Provision for loan losses                                   0.03%
            Net charge-offs                                               --


                  Because approximately 97% of the Bank's loans consist of loans acquired from Rushmore in the Acquisition, which loans were originated by Rushmore, the Bank's management made an estimate of what was believed to be a reasonable initial allowance account for the Bank. In establishing the Bank's initial allowance for loan losses, management relied on, among other things, conversations with Rushmore, a review of the payment history of the loans acquired from Rushmore and current economic conditions. Although the Bank's management believes that the Bank's initial allowance for loan losses will be adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. In addition, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Bank's loans. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. The Bank's allowance for loan losses as of December 31, 1997 of $52,000 represents 0.83% of the Bank's loan portfolio.

         The following table summarizes the allocation of allowance by loan type as of December 31, 1997:

                                           Amount        Percent of Total
                                           ------        ----------------
       Commercial real estate             $  8,000            15.38%
       Residential real estate              42,000            80.77
       Consumer                              2,000             3.85
                                           -------           ------
            Total                          $52,000           100.00%
                                           =======           ======

                  The Bank has adopted the provisions of Statements of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of Loan," as amended by Statements of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure," effective January 1, 1995. SFAS 114 and 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Bank considers payments which are less than 60 days late to be a minimum delay in the payment terms. The Bank considers consumer loans as homogenous loans and thus does not apply the SFAS 114 impairment test to these loans. Impaired loans will be written off when collection of the loan is doubtful. As of December 31, 1997, the Bank had no impaired loans.

                  The Bank classifies loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become ninety days past due. Classifying a loan as non-accrual results in the Bank no longer accruing interest on such loan and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. The Bank recognizes interest on non-accrual loans only when received. As of December 31, 1997, the Bank had one non-accrual loan in its loan portfolio. The amount of interest that would have been recorded had the loan classified as non-accrual been current in accordance with its original terms was de minimus.

                  The following table indicates the Bank's loans which were 90 days or more delinquent as of December 31, 1997, and which were placed on non-accrual status by the Bank.

                  Non-Performing Assets
                  ---------------------

                  Loans on non-accrual basis ......................... $41,000
                  Accruing Loans delinquent 90 days or more ..........      --
                                                                       -------
                  Total non-performing loans ......................... $41,000
                                                                       =======

         Securities Portfolio.
         --------------------

        As a federally chartered savings institution, the Bank has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, mortgage-backed and related securities and federal funds. Subject to various restrictions, the Bank also may invest in commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank is required to maintain minimum levels of investments that qualify as liquid assets under OTS regulations.

        While mortgage-backed and related securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect the value of such securities. Specifically, investments in mortgage-backed and related securities involve risks that actual prepayments may exceed prepayments estimated over the life of the security that may result in a loss of any premiums paid for such securities thereby reducing their net yield. Conversely, if interest rates increase, the market value of such securities may be adversely affected.

        The Board of Directors of the Bank sets the investment policy of the Bank. The Board's policy is for investments to be made based on the safety of the principal, the liquidity requirements of the Bank and the return on the investment and capital appreciation. All investment decisions are made by the Bank's investment committee.

        The following table sets forth information regarding the book value of the Bank's investment securities and other investments as of December 31, 1997:


               Investment securities:
                 Money market accounts                       $   569,000

               Federal funds sold                              3,151,000
               Interest-earning deposits                          31,000
               FHLB stock                                         54,000
                                                             -----------
               Total                                         $ 3,805,000
                                                             ===========

        The following table sets forth information regarding the scheduled maturities, market value and weighted average yields for the Bank's investment securities and certain other investments as of December 31, 1997:

                                                 One Year
                                                  or Less
                                                 --------
                                       Carrying             Average
                                         Value               Yield
Investment securities:                 --------             -------
  Money market accounts              $   569,000             5.38%

Federal funds sold                     3,151,000             5.37%
Interest-earning deposits                 31,000             5.00%
FHLB stock                                54,000               --
                                     -----------

Total                                $ 3,805,000
                                     ===========

        Sources of Funds.
        ----------------

        Deposits are the primary source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank may obtain funds from advances from the Federal Home Loan Bank of Atlanta and other borrowings.

                 Deposits.
                 --------

                  The Banks offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of checking accounts, insured investment accounts, statement savings accounts, passbook deposit accounts, money market accounts, certificates of deposit and individual retirement accounts. The Bank relies on relationships with past customers of the Baltimore Branch of Rushmore, advertising and customer calls and contacts by the Bank's and the Company's employees, officers and directors to attract and retain deposits. Most of the Bank's deposits come from customers residing in the community surrounding the Banking Office. The Bank does not use brokers to obtain deposits. The Bank's management believes that the Bank pays competitive interest rates on deposits, but other institutions in its area may offer higher interest rates. All deposits are insured by the Savings Account Insurance Fund ("SAIF") administered by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules).

                  The Bank believes that the variety of deposit accounts that it offers allows the Bank to be competitive in its market area in obtaining funds and enables the Bank to respond with flexibility to changes in customer demand. The ability of the Bank to attract and maintain deposit accounts is affected by market conditions.

                  The following table details the average amount, the average rate paid on and the total of the following deposit categories for the period of December 1, 1997 to December 31, 1997. The average balances were calculated using December 1 and December 31 balances as daily averages were not available for the period presented.


                                                Average           Average         Percent
       Composition of Deposits                  Balance             Rate          of Total
       -----------------------                  -------            ------         --------
Checking                                       $  632,000              - %          7.85%

Statement savings                               1,452,000            2.50          18.06
Money market                                        3,000            3.00           0.04
Certificates of deposit                           578,000            5.31           7.19
IRA                                               496,000            4.76           6.17
Insured investment                              4,844,000            5.36          60.25
Passbook deposit                                   35,000            3.00           0.44
                                               ----------            ----          -----
       Total interest bearing deposits         $7,408,000            5.18%         92.15%
                                               ----------            ----          -----
Total                                          $8,040,000            4.78%        100.00%
                                               ==========            ====          =====

                  The following table describes the maturity of time deposits of $100,000 or more as of December 31, 1997:

Within three months                                 $1,083,000
After three months but within six months                --
After six months but within twelve months               --
After twelve months                                     --
                                                    ----------
     Total                                          $1,083,000
                                                    ==========

                  Borrowing.
                  ---------

                  The Federal Home Loan Bank System (the "FHLB System") functions as a reserve credit capacity for savings associations and certain other home financing institutions. Members of the FHLB System are required to own capital stock in a Federal Home Loan Bank (a "FHLB"). The Bank is a member of the FHLB System and owns stock in the FHLB of Atlanta.

                  The Bank is able to obtain advances from the FHLB of Atlanta upon the security of its capital stock in the FHLB of Atlanta and its mortgage loans and mortgage-backed securities, if any. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The FHLB of Atlanta will limit the advances it makes to the Bank based upon its review and analysis of the Bank. The Bank may use FHLB advances as an alternative source of funds to deposits in order to fund its lending activities when it determines that it can profitably invest the borrowed funds over their term.

                  At December 31, 1997, the Bank had no advances outstanding from the FHLB of Atlanta.

FACTORS AFFECTING FUTURE RESULTS.

                  In addition to historical information, this Form 10-KSB includes certain forward looking statements such as statements of the Company's plans, objectives, expectations and intentions that involve risks and uncertainties. These risks and uncertainties include, among others, the Company's lack of operating history, general risks of the Acquisition, interest rate and lending risks associated with the Acquisition, risk of loan losses, reliance on officers of the Bank, impact of government regulation on operating results, risks of a competitive market, effect of interest rates on net interest income, deposit flows, the cost of funds, demand for loan products, impact of monetary policy and other economic factors on operating results, risks of expansion strategies, no assurance of ability to raise additional capital, uncertainty as to effects of changes in federal legislation and regulation and changes in tax policies.

                  The Company's actual results could differ materially from those discussed herein.

SUPERVISION AND REGULATION.

        General.
        -------

        As a federal stock savings bank, the Bank is subject to examination, supervision and comprehensive regulation by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. With respect to certain consumer credit laws, the Bank is subject to regulation by the Commissioner of Financial Regulation of the State of Maryland. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), administered by the FDIC. The Bank is required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The OTS and the FDIC perform periodic examinations to test the Bank's compliance with various regulatory requirements. The Bank also is subject to certain reserve requirements promulgated by the Federal Reserve.

        This supervision and regulation establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

        The Company, as a savings and loan holding company, also is required to file certain reports with and otherwise comply with the rules and regulations of the OTS and of the SEC under the federal securities laws.

        Legislation currently pending before Congress could have a profound impact on the operations of the Bank. Such legislation includes proposals to eliminate regulatory distinctions between banks and savings associations under federal law. In its current form, the legislation would require all federally chartered savings institutions, like the Bank, to convert to national banks or to state depository institutions. If the Bank were required to convert from a federal stock savings bank to a national bank or a state bank, the Bank's regulatory structure could significantly change. At this time, however, it is not possible to determine the effect that the pending legislation would have on the operations of the Bank.

        The following is intended only as a summary of governmental supervision and regulation of the Bank and the Company (as a savings and loan holding company), and does not purport to be a complete analysis of the laws and regulations that govern the operations of the Bank and the Company.

        Federal Savings Institution Regulation.
        --------------------------------------

                  Business Activities.
                  -------------------

                  The activities of federal savings associations are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDI Act"), and the regulations issued by the agencies to implement these acts. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. For example, these laws and regulations limit to a specified percentage of the association's capital or assets the types of loans that may be made by the association.

                  Loans-to-One Borrower.
                  ---------------------

                  Under the HOLA, savings associations are generally required to comply with the loans to one borrower limitations applicable to national banks. National banks generally may make loans to one borrower in amounts up to 15% of the bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion.

                  The HOLA provides exceptions under which a savings association may make loans to one borrower in excess of the generally applicable national bank limits. A savings association may make loans to one borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in any amount not to exceed $500,000; or (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30,000,000 or 30% of the savings association's unimpaired capital and unimpaired surplus, provided other conditions are satisfied. The Federal Institutions Reform, Recovery, and Enforcement Act of 1989 provided that a savings association could make loans to one borrower to finance the sale of real property acquired in satisfaction of debts previously contracted in good faith in amounts up to 50% of the savings association's unimpaired capital and unimpaired surplus. The OTS, however, has modified this third standard by limiting loans to one borrower to finance the sale of real property acquired in satisfaction of debts to 15% of unimpaired capital and surplus. The OTS rule provides, however, that purchase money mortgages received by a savings association to finance the sale of such real property do not constitute "loans" (provided no new funds are advanced and the savings association is not placed in a more detrimental position holding the note than holding the real estate) and, therefore, are not subject to the loans to one borrower limitations.

                  At December 31, 1997, the maximum amount that the Bank could have lent to any one borrower under the 15% limit was approximately $500,000. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower or group of affiliated borrowers was $290,000.

                  QTL Test.
                  --------

                  The HOLA requires savings associations to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less:
(i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) on a monthly average basis in at least 9 months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions.

                 At December 31, 1997, approximately 65% of the Bank's "portfolio assets" were invested in "qualified thrift investments," which was in excess of the percentage required to qualify the Bank under the QTL test.

                 Limitation on Capital Distributions.
                 -----------------------------------

                  OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.

                  The regulations establish three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in regulatory capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice to, but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In the event an institution's capital falls below its capital requirements or the OTS notifies the institution that it was in need of more than normal supervision, the institution's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by an institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

                  Liquidity.
                  ---------

                  Under applicable federal regulations, savings associations are required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 5%) of the savings association's net withdrawable deposit accounts plus short-term borrowings. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of the savings association's net withdrawable deposit accounts and short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements.

                  The average daily liquidity ratio of the Bank for the month of December 1997 was approximately 47%.

                  Assessments.
                  -----------

                  Savings associations are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment is paid on a semi-annual basis and is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly Thrift Financial Report.

                  Branching.
                  ---------

                  OTS regulations permit savings associations to branch nationwide under certain conditions. Generally, savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS' authority preempts any state law purporting to regulate branching by federal savings associations.

                  Transactions with Related Parties.
                  ---------------------------------

                  Transactions engaged in by a savings association with a related party or an "affiliate" (i.e., any company that controls or is under common control with the savings association) will be subject to the restrictions contained in Sections 23A and 23B of the Federal Reserve Act (the "FRA").
Section 23A of the FRA limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances including credit standards that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. Notwithstanding Sections 23A and 23B, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC Act"). Further, no savings association may purchase the securities of any affiliate other than a subsidiary.

                  In addition, a savings association's authority to extend credit to its executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these laws and regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans that a savings association may make to such persons based, in part, on the savings association's capital position, and requires that certain board approval procedures be followed.

                  Enforcement.
                  -----------

                  Under the FDI Act, the OTS has primary enforcement responsibility over savings associations and has the authority to bring action against all "institution-affiliated parties," including shareholders who participate in the conduct of the affairs of a savings association, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on the institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1,000,000 per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

                  Capital Requirements.
                  --------------------

                  OTS regulations require that savings associations maintain (i) "tangible capital" in an amount of not less than 1.5% of total assets; (ii) "core capital" in an amount not less than 3.0% of total assets; and (iii) a level of risk-based (or "total") capital equal to at least 8% of risk-weighted assets.

                 Capital standards established by the OTS for savings associations must generally be no less stringent than those applicable to national banks. Under OTS regulations, the term "core capital" generally includes common shareholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries less unidentifiable intangible assets (other than certain amounts of supervisory goodwill) and certain investments in certain subsidiaries, plus 90% of the fair market value of readily marketable purchased mortgage servicing rights ("PMSRs") and purchased credit card relationships (subject to certain conditions). "Tangible capital" generally is defined as core capital minus intangible assets and investments in certain subsidiaries, except PMSRs.

                 In determining total risk-weighted assets for purposes of the risk-based requirement, (i) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset); (ii) the credit equivalent amount of each off-balance sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 200% (again depending upon the nature of the asset); and (iii) the resulting amounts are added together and constitute total risk-weighted assets. "Total capital," for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital (which, as defined, includes the sum of, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt and general loan and lease loss allowances up to 1.25% of risk- weighted assets) less certain deductions. The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4%.

                 OTS regulations have been amended to include an interest-rate risk component to the risk-based capital requirement. Under this regulation, an institution is considered to have excess interest rate-risk if, based upon a 200-basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. This new requirement, application of which has been delayed indefinitely by the OTS, is not expected to have any material effect on the ability of the Bank to meet the risk-based capital requirement. The OTS also revised its risk-based capital standards to ensure that its standards provide adequately for concentration of credit risk, risk from nontraditional activities and actual performance and expected risk of loss on multi-family mortgages.

                 Capital requirements higher than the generally applicable minimum may be established for a particular savings association if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances.

                 At December 31, 1997, the Bank exceeded all regulatory minimum capital requirements. The following table sets forth the Bank's regulatory capital as of December 31, 1997.


                                Actual Capital                   Required Capital                 Excess Capital
                                --------------                   ----------------                 --------------
                          Amount         Percentage          Amount         Percentage        Amount          Percentage
                          ------         ----------          ------         ----------        ------          ----------
Tangible............    $1,700,000          16.6%           $154,000           1.5%         $1,546,000          15.1%
Core................    $1,700,000          16.6%           $308,000           3.0%         $1,392,000          13.6%
Risk-based..........    $1,752,000          40.4%           $347,000           8.0%         $1,405,000          32.4%


                  Prompt Corrective Regulatory Action.
                  -----------------------------------

                  Pursuant to the FDI Act, the federal banking agencies established for each capital measure levels at which an insured institution is deemed to be well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Federal banking agencies are required to take prompt corrective action with respect to insured institutions that fall below minimum capital standards. The degree of required regulatory intervention for institutions that are not at least adequately capitalized is tied to an insured institution's capital category, with increasing scrutiny and more stringent restrictions being imposed as an institution's capital declines.

                 The prompt corrective action regulations generally are based upon an institution's capital ratios. Under the prompt corrective action regulations adopted by the OTS, an institution will be considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 or core capital to risk-weighted assets ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure); (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 or core capital to risk-weighted assets ratio of 4% or greater, and a leverage ratio of 4% or grater (3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 or core capital to risk-weighted assets ratio of less than 4%, or a leverage ratio that is less than 4% (3% if the institution is rated composite 1 in its most recent report of examination); (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 or core capital to risk-weighted assets ratio that is less than 3%, or a leverage ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than or equal to 2%. The regulations also permit the OTS to determine that a savings institution should be classified in a lower category based on other information, such as the institution's examination report, after written notice and an opportunity for a hearing.

                 Subject to a narrow exception, the regulations require the OTS to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulations also provide that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions may become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth and capital distributions and limitations on expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

                  Due to the Bank's recent formation, as of December 31, 1997, the Bank had not been categorized by the OTS under one of the five categories described above. Management believes that the Bank will be categorized as "well capitalized" for purposes of the prompt corrective action regulations.

                  Standards for Safety and Soundness.
                  ----------------------------------

                  The FDI Act requires each federal banking agency to prescribe standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In 1995, the federal banking agencies released Interagency Guidelines Prescribing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards.

                  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. An institutions is required to establish and maintain a system to identify problem assets and prevent deterioration of those assets in a manner commensurate with its size and the nature and scope of its operations. In addition, an institution must establish and maintain a system to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves in a manner commensurate with the institution's size and the nature and scope of its operations.

                  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act.

                  Community Reinvestment Act.
                  --------------------------

                  Under the Community Reinvestment Act (the "CRA") and the implementing OTS regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local community, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet the communities credit needs and the specific types of credit that the institution is willing to extend. The Bank's Board of Directors is required to review the appropriateness of the delineation of its community at least annually.

                  Insurance of Deposit Accounts.
                  -----------------------------

                  Federal deposit insurance is required for all federally chartered savings associations. Deposits at the Bank are insured up to a maximum of $100,000 for each depositor by the SAIF, which currently provides deposit insurance for federally chartered savings associations. As a result of recently enacted legislation, however, SAIF eventually will cease to be the deposit insurer for federal savings associations. The legislation provides that SAIF and BIF, which is the insurance fund which insures most commercial bank deposits, shall be merged into a new insurance fund to be called the Deposit Insurance Fund ("DIF"). Like SAIF and BIF, DIF will be administered by the FDIC. The legislation provides that the SAIF/BIF merger shall occur by January 1, 1999, provided that no federally chartered savings associations exist as of that date.

                  The legislation also required SAIF insured institutions to pay a one-time assessment to increase the capitalization of SAIF. The purpose of the assessment was to bring SAIF premiums in line with deposit insurance premiums assessed by BIF. However, due to the Bank's recent formation, the FDIC did not require the Bank to make the one-time assessment.

                  Under either SAIF or BIF, to evaluate a financial institution's deposit insurance assessment, the FDIC has adopted a risk-based insurance assessment system. Based on the institution's financial condition, the FDIC assigns an institution to one of three capital categories: (i) well capitalized, (ii) adequately capitalized or (iii) or undercapitalized, as such terms are defined under the OTS' prompt corrective regulatory action regulations (discussed above), except that "undercapitalized" includes any institution that is not well capitalized or adequately capitalized. Within each capital category, institutions are assigned to one of three supervisory subgroups "healthy" (institutions that are financially sound with only a few minor weaknesses), "supervisory concern" (institutions with weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk to the deposit insurer), or "substantial supervisory concern" (institutions that pose a substantial probability to the deposit insurer unless corrective action is taken). An institution's assessment rate depends on the capital category and supervisory subgroup to which it is assigned. The FDIC has raised deposit insurance premiums several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

                  Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.

        Holding Company Regulation.
        --------------------------

        The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is required to be registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. The Bank is required to notify the OTS thirty days before declaring any dividend to the Company.

        As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank is a QTL. Upon any non-supervisory acquisition by the Company of another savings association, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would become subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

        The HOLA prohibits a savings and loan holding company from acquiring control of another savings association, or holding company thereof, without prior written approval of the OTS. Control includes acquisition of more than 25% of any class of voting stock or 10% of any class of voting stock if certain OTS defined control criteria are present. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and association involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors. Except in certain circumstances, the OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state.

        Federal Home Loan Bank System.
        -----------------------------

        The Bank is a member of the FHLB System, which consists of twelve regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board. Each FHLB provides a central credit facility primarily for member savings associations. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.3% of its total assets or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at December 31, 1997 of $54,000. For additional information, see Note 2 of the Notes to the Company's Consolidated Financial Statements.

        The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and also could result in the FHLBs imposing a higher rate of interest on advances to their members. The Bank's net interest income would be reduced if the FHLB reduces the amount of dividends it pays to its members or if the interest rate on FHLB advances were to increase. At December 31, 1997, the Bank had no advances outstanding with the FHLB of Atlanta.

        Federal Reserve System.
        ----------------------

        Federal Reserve regulations require that savings associations maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47,800,000 or less (subject to adjustment by the Federal Reserve) the reserve requirement is 3%; and for accounts greater than $47,800,000, the reserve requirement is $1,434,000 plus 10% (subject to adjustment by the Federal Reserve between 8% and 14%) against that portion of total transaction accounts in excess of $47,800,000. The first $4,300,000 of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. As of December 31, 1997, the Bank met its reserve requirements.

        Savings associations have the authority to borrow from the Federal Reserve "discount windows," but Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Item 2.           Description of Property.

                  The Banking Office is located at 3621 East Lombard Street, Baltimore, Maryland 21224. Its telephone number is (410) 342-8303. The Banking Office contains approximately 2,000 square feet in a converted two-story rowhome that has been utilized as a bank since 1927. The Banking Office is located on the corner of two city streets, and is convenient to walk-in customers and customers who use readily available street parking nearby. The Banking Office is owned by the Company.

                  On December 31, 1997, the Company's wholly owned subsidiary, AmericasBank Holdings Corporation, purchased from NationsBank a building located at 500 York Road, Towson, Maryland 21286 (the "Towson Property"). Until July 1997, the Towson Property had been utilized as a branch of NationsBank. Although the Towson Property was purchased from NationsBank for cash, because the certified check for the purchase price was not presented for payment by the end of business on December 31, 1997, the purchase price appears as a deposit liability on the Company's consolidated financial statements. Subject to, among other things, regulatory approval, the Company intends to utilize the Towson Property as a branch of the Bank.

Item 3.           Directors, Executive Officers and Significant Employees.

                  The following table sets forth the names and ages of the directors and executive officers of the Company as of March 28, 1998. None of the directors or executive officers are related.

                                                          POSITION WITH
                                                          -------------
   NAME                                 AGE                THE COMPANY
   ----                                 ---                -----------
   Garbis Baklayan                       51                  Director

   Nicholas J. Belitsos, M.D.            48                  Director

   King V. Cheek                         60                  Director

   Cynthia B. Conklin                    45                  Director

   Patricia D'Alessandro                 53           Executive Vice President

   William A. Fogle, Jr.                 62          Director (Vice Chairman of
                                                              the Board)

   Constantine Frank                     43                   Director

   Leonard I. Frenkil                    60                   Director

   J. Clarence Jameson, III              67           Director (Chairman of the
                                                        Board) and President

   Kemp Jayadeva                         48                   Director

   Norman H. Katz                        71                   Director

   Shawki N. Malek, M.D.                 54                   Director

   Michael W. Mekalian                   55                   Director

                                                          POSITION WITH
                                                          -------------
   NAME                                 AGE                THE COMPANY
   ----                                 ---                -----------
   Mark D. Noar, M.D.                    44                  Director

   Larry D. Ohler                        59            Director, Treasurer

   Kenneth D. Pezzulla                   68            Director, Secretary

   George E. Rayme, Jr.                  55                  Director

   Ramon F. Roig, Jr., M.D.              64                  Director

   Russell A. Rourke                     66                  Director

   Melanie R. Sabelhaus                  49                  Director

   Baldev Singh                          61                  Director

   Michael Stern                         46                  Director


        Messrs. Cheek, Fogle, Jameson, Jayadeva, Katz, Ohler and Pezzulla have been directors of the Company since 1996. Effective as of March 28, 1998, the number of directors of the Corporation was increased from seven to twenty-one, and the then existing directors appointed Messrs. Backlayan, Frank, Frenkil, Mekalian, Rayme, Rourke, Singh and Stern; Drs. Belitsos, Malek, Noar and Roig; and Ms. Conklin and Ms. Sabelhaus to fill the newly created directorships.

        Messrs. Jameson, Ohler, Pezzulla and Ms. D'Alessandro have been executive officers of the Company since 1996.

        At the first annual meeting of the shareholders of the Company, which, pursuant to the Bylaws of the Company, is to be held during May 1998, the directors of the Company will be divided into three classes, with each class containing one-third of the total number of directors, as near as is possible, so that, after a phase-in period, each director will serve for a term ending on the date of the third annual meeting of shareholders following the annual meeting at which such director was elected. Pursuant to the Bylaws of the Company, the term of office of one of the three classes of directors expires each year. The officers of the Company will be elected annually by the Board of Directors following the annual meeting of shareholders and will serve for terms of one year and until their successors are duly elected and qualified except where a longer term is expressly provided in an employment contract duly authorized and approved by the Board of Directors of the Company. No executive officer is the party to an employment contract.

        Ms. D'Alessandro and Messrs. Jameson, Ohler and Pezzulla also currently serve, respectively, as the President, Vice President, Treasurer and Secretary of the Bank. Messrs. Cheek, Fogle, Jameson, Jayadeva, Katz, Ohler and Pezzulla and Ms. D'Alessandro also currently serve as the directors of the Bank, with Mr. Jameson serving as Chairman of the Board. The Bank currently is in the process of obtaining the necessary regulatory approvals to add Messrs. Backlayan, Rayme, Singh and Stern; Drs. Belitsos, Malek, Noar and Roig; and Ms. Conklin as directors of the Bank.

        The Bank has established an advisory board of directors (the "Advisory Board of Directors"), which is comprised primarily of professionals and business persons (the "Advisory Directors"), who provide advice to the Board of Directors of the Bank and who promote the interests of the Bank. An advisory board of directors is not required by any Maryland or federal law or regulation and Advisory Directors are not subject to regulatory approval or supervision. The Advisory Directors serve at the pleasure of the Board of Directors of the Bank.

        Biographical information concerning the directors and executive officers of the Company is set forth below.

GARBIS BAKLAYAN is a director of the Company and, subject to regulatory approval, will be added as a director of the Bank. Mr. Baklayan is President and Chief Executive Officer of Gary's Sportswear and Athletic Shoes, a shoe and sportswear company, and has served in that capacity since 1978.

NICHOLAS J. BELITSOS, M.D. is a director of the Company and, subject to regulatory approval, will be added as a director of the Bank. Dr. Belitsos currently practices internal medicine and gastroenterology in Baltimore, Maryland and is President of Nicholas J. Belitsos, M.D., P.A. He has served in that capacity for the past ten years.

KING V. CHEEK is a director of the Company and the Bank. Mr. Cheek currently is a Senior Adviser to the President of the New York Institute of Technology, and has served in that capacity since February 1997. Mr. Cheek also serves as a marketing representative for BCI Contractors, Inc., a construction company, and has served in that capacity since February 1997. From January 1996 until January 1997, Mr. Cheek served as an Assistant Vice President and director of marketing for BCI Contractors, Inc. Mr. Cheek was Vice President of Academic Affairs at the New York Institute of Technology from September 1992 to January 1996 and was Vice President of Institutional Advancement from 1991 to September 1992. Mr. Cheek was a director of Union Trust Bancorp from 1971 to 1974 and is currently a director of BCI Contractors, Inc.

CYNTHIA B. CONKLIN is a director of the Company and, subject to regulatory approval, will be added as a director of the Bank. Ms. Conklin currently is a licensed realtor with O'Connor Piper & Flynn-ERA, a real estate sales company, and has served in that capacity for over 12 years.

PATRICIA D'ALESSANDRO is the Executive Vice President of the Company, the President of the Bank and a director of the Bank. Until December 1, 1997, Ms. D'Alessandro was a Vice President of Rushmore Trust and Savings, FSB ("Rushmore"), and had served in that capacity for over six years. As a Vice President of Rushmore, Ms. D'Alessandro was responsible for loan originations, loan servicing, delinquencies and collections for both of Rushmore's branch offices. Mr. D'Alessandro also was responsible for the operations of the Baltimore Branch. Ms. D'Alessandro was employed from 1962 to 1974 and from 1984 to 1989 by Chesapeake Federal Savings and Loan Association, during which time Ms. D'Alessandro served in a variety of capacities, including assistant secretary of the association and manager of loan servicing.

WILLIAM A. FOGLE, JR. is a director of the Company and the Bank. Mr. Fogle currently is a licensed realtor with Century 21 Country Home, a real estate sales company, and has served in that capacity since January 1997. He was an Assistant Vice President of Marketing and Sales of BCI Contractors, Inc., a construction company, from February 1995 to December 31, 1996. Mr. Fogle was Secretary of the Maryland Department of Licensing and Regulation from 1987 to February 1995.

CONSTANTINE FRANK is a director of the Company. Since 1972, Mr. Frank has been employed by Precision Vending, Inc. (f/k/a/ Nick Frank Vending, Inc.), a vending company servicing customers in the Baltimore area. Mr. Frank has been President of Precision Vending, Inc. since July 1, 1997.

LEONARD FRENKIL is a director of the Company. Mr. Frenkil currently is the President and Chief Executive Officer of Atlantic Management Corporation, a real estate management company, and has served in that capacity for over 20 years. Mr. Frenkil also is the President and Chairman of the Board of The Empire Construction Company and the President and Chief Executive Officer of Empire Industries, Ltd., which businesses engage in the construction industry.

J. CLARENCE JAMESON, III is President of the Company and Vice President of the Bank and is the Chairman of the Board of Directors of both the Company and the Bank. Mr. Jameson currently is the President and a principal of Jameson and Associates, P.A., a public accounting firm, and has served in that capacity for over 14 years. From February 1994 to June 1995, Mr. Jameson was Chairman of the Board of Maryland Bank Corp., the savings and loan holding company of MarylandsBank, FSB. Mr. Jameson also was a director of MarylandsBank, FSB from February 1994 to June 1995. Mr. Jameson also was an organizer of the Bank of Maryland and its holding company, Bank Maryland Corp., and he served as Chairman of the Board of both entities from 1985 to 1990.

KEMP JAYADEVA is a director of the Company and, subject to regulatory approval, will be added as a director of the Bank. Mr. Jayadeva currently is the President and sole shareholder of Allied Physician Services, Inc., a computer services firm, and has served in that capacity for over 11 years.

NORMAN H. KATZ is a director of the Company and the Bank. Mr. Katz is an attorney is solo practice in the Baltimore metropolitan area and has been a sole practitioner for over 15 years. Mr. Katz was the assistant director of the Division of Parole and Probation for the State of Maryland from 1955 to 1978.

SHAWKI N. MALEK, M.D. is a director of the Company and, subject to regulatory approval, will be added as a director of the Bank. Dr. Malek is in private practice specializing in adult and pediatric gastroenterology with offices in Towson, Maryland and has served in that capacity since 1984.

MICHAEL W. MEKALIAN is a director of the Company. Mr. Mekalian is a teacher at the Talmudical Academy, a private parochial school in Baltimore, Maryland, and has served in that capacity since September 1995. From June 1997 to October 1997, Mr. Mekalian was the Chief Executive Officer of Black Star Masonry Products, Inc., and from January 1997 to May 1997, he was the Chief Executive Officer of Black Star Industries, Inc., which companies are national manufacturers of specialty products for the construction industry. From 1979 until November 1996, Mr. Mekalian was President of Management Administrative Services, Inc., a provider of business and financial consulting services.

MARK D. NOAR, M.D., is a director of the Company and, subject to regulatory approval, will be added as a director of the Bank. Dr. Noar currently is a gastroenterologist in Baltimore, Maryland and is the Chief Executive Officer of Endoscopic Microsurgery Associates, P.A., which is a medical practice in Baltimore, Maryland. He has served in that capacity for the past nine years. Dr. Noar also is the Medical Director and a shareholder of The Endoscopy Center, Inc., which operates an ambulatory surgery center. He has served in that capacity for the past seven years.

LARRY D. OHLER is the Treasurer of the Company and the Bank and a director of the Company and the Bank. Mr. Ohler currently is the Chief Financial Officer of PATS, Inc., a manufacturing and engineering company, and has served in such capacity for over 12 years. He also is a certified public accountant.

KENNETH D. PEZZULLA is Secretary of the Company and the Bank and a director of the Company and the Bank. Mr. Pezzulla currently is a member of Pezzulla and Pezzulla, LLC, a Towson law firm, and has served in that capacity since 1995. Mr. Pezzulla had a solo legal practice from 1975 to 1995. Mr. Pezzulla was a director of Rushmore from 1989 to October 1997, and was a director of its predecessor, LaCorona Building and Loan Association, from 1963 to 1989. Mr. Pezzulla was President of LaCorona Building and Loan Association from 1985 to 1988.

GEORGE E. RAYME, JR. is a director of the Company and, subject to regulatory approval, will be added as a director of the Bank. Mr. Rayme is President of Black Star Masonry Products, Inc., a national manufacturer of specialty products for the construction industry, and has served in that capacity since June
1997. From January 1997 to May 1997, Mr. Rayme was President of Black Star Industries, Inc., a national manufacturer of specialty products for the construction industry. From October 1994 to November 1996, Mr. Rayme was Vice President of Sales for Burns Russell, Inc., a licensor of manufacturing processes for the building materials industry and a chemical sales company. From October 1991 to September 1994, Mr. Rayme was General Manager of Valley Lighting Co., a retail and commercial lighting and design company.

RAMON F. ROIG, JR., M.D. is a director of the Company and, subject to regulatory approval, will be added as a director of the Bank. Dr. Roig currently practices in internal medicine and gastroenterology in Baltimore, Maryland and is President of Ramon F. Roig, M.D., P.A. He has served in that capacity since 1974.

RUSSELL A. ROURKE is a director of the Company. Mr. Rourke retired in 1997 from the EPP Company, a private real estate development company, where he had served as President for over 24 years. Mr. Rourke was Secretary of the Air Force during the Reagan administration and was Assistant Secretary of Defense for Legislative Affairs from 1981-1985. Mr. Rourke was a Special Assistant to President Gerald R. Ford from 1974-1977. Mr. Rourke retired from the Marine Corps Reserves in 1985 with the rank of Colonel.

MELANIE R. SABELHAUS is a director of the Company. Since January 1997, Ms. Sabelhaus has been President and Chief Operating Officer of an affiliate of BridgeStreet Accommodations, Inc., a provider of accommodation services primarily for business people and professionals. Prior to January 1997, Ms. Sabelhaus was President of Exclusive Interim Properties, Ltd., which she founded in June 1987. Exclusive Interim Properties, Ltd. provided relocation services to executives on temporary assignment in the Baltimore, Washington, D.C. and Virginia areas. In January 1997, Exclusive Interim Properties, Ltd. merged into a wholly owned subsidiary of BridgeStreet Accommodations, Inc. Ms. Sabelhaus also is a director of BridgeStreet Accommodations, Inc.

BALDEV SINGH is a director of the Company and, subject to regulatory approval, will be added as a director of the Bank. Mr. Singh currently is the President of BGK Truckers Inn, Inc., a Maryland based developer and operator of truck stops, gas stations and convenience stores, and has served in that capacity since 1991.

MICHAEL STERN is a director of the Company and, subject to regulatory approval, will be added as a director of the Bank. Mr. Stern currently is the President of RTW Rehabilitation Services, Inc., a company which provides case management and vocational services to injured workers. He has served in that capacity since 1980. RTW Rehabilitation Services, Inc. provides services in Maryland,
North Carolina, Virginia, Washington, D.C. and West Virginia.   Mr. Stern also
is President of Family Vending, Inc., a vending company, Cash All Checks Inc. of Maryland and Cash All Checks of P.A. Inc., which are check cashing companies, and is Vice President of L'Enfant Card and Gift Inc., a gift shop.

Item 4.           Remuneration of Directors and Officers.

                  At the present time, the Company does not have and does not intend to have any employees other than its officers, who serve without compensation.

                  The following table and notes sets forth information as to the remuneration paid by the Bank to each of the three most highly paid officers of the Bank and all of such officers as a group.

Name of Individual or              Capacities in Which              Aggregate
Identity of Group                  Remuneration was Received        Remuneration
---------------------              -------------------------        ------------
Patricia D'Alessandro              President                           $ 3,750
J. Clarence Jameson, III           Vice President(1)                   $35,000
Kenneth D. Pezzulla                Secretary(1)                        $25,000
                                                                       -------
Officers as a Group (3 persons)                                        $63,750


(1) In consideration of services performed on behalf of the Company and the Bank in preparing the necessary bank regulatory applications and negotiating the terms of and performing the necessary investigations related to the Acquisition, upon the closing of the Offering and the Company's purchase of the Bank's capital stock, Mr. Jameson and Mr. Pezzulla each were paid $25,000 by the Bank. In addition, Jameson and Associates, P.A. and Pezzulla and Pezzulla, LLC, each were paid $12,500 by the Bank for such services. Mr. Jameson is the President and a principal of Jameson and Associates, P.A., a public accounting firm, and Mr. Pezzulla is a member of Pezzulla and Pezzulla, LLC, a Towson law firm. The payment for the services performed as described in this footnote are not recurrent. In addition, Mr. Jameson was entitled to $10,000 for additional services rendered to the Bank.

        The Bank has agreed to pay Ms. D'Alessandro $45,000 annually in connection with her duties as President of the Bank. Ms. D'Alessandro is not a party to any employment agreement with the Company or the Bank and she could resign or be terminated at any time and for any reason. The loss of the services of Ms. D'Alessandro for any reason could have a material adverse effect on the operations of the Bank and the Company. The Bank's other officers serve without compensation.

        The Company does not pay directors' fees and does not intend to pay directors' fees until such time as the Company is profitable. Although the Bank has paid directors' fees for only one of its meetings, the Bank intends to pay directors' fees of $50.00 for each regular meeting attended. However, the Company and the Bank reserve the right to pay directors' fees and/or to increase or decrease the fees that will be paid.

        The Company intends (subject to stockholder approval or ratification, if required) to adopt a stock option plan or plans which will permit the Company to grant options to officers, directors, key employees, advisors and/or consultants of the Company and the Bank. It is anticipated that the aggregate number of shares of Common Stock to be issued pursuant to any such plan or plans would be limited to five percent of the outstanding shares of the Company at the time the plan is adopted. At this time, the management has not considered any of the terms of such plan or plans, including, but not limited to, the basis for determining the exercise price of any shares issuable upon exercise of an option, which price may or may not be equal to the fair market value of the Common Stock on the date of the grant of the option.

Item 5.           Security Ownership of Management and Certain Securityholders.

                  The table below sets forth information as of March 28, 1998, relating to the beneficial ownership of the Company's Common Stock, $0.01 par value per share, by (i) each of the Company's officers and directors; (ii) all officers and directors as a group; and (iii) each person who is known by the Company to own beneficially 10% or more of the outstanding shares of the Company's Common Stock. As of March 28, 1998, there were 300,000 shares of the Company's Common Stock issued and outstanding. Unless otherwise noted below, the Company believes that each person named in the table has the sole voting and sole investment power with respect to each of the shares reported as beneficially owned by such person.


                                             BENEFICIAL             PERCENT OF
      NAME & ADDRESS                     OWNERSHIP OF SHARES        CLASS OWNED
      --------------                     -------------------        -----------

      Garbis Baklayan                          11,050(1)               3.68%
      14100 Phoenix Road
      Phoenix, MD 21131

      Nicholas J. Belitsos, M.D.               13,100(2)               4.37%
      20 East Eager Street
      Baltimore, MD 21202

      King V. Cheek                             6,720(3)               2.24%
      14009 Broomall Lane
      Silver Spring, MD 20906

      Cynthia B. Conklin                        5,050(4)               1.69%
      230 E. Montgomery Street
      Baltimore, MD 21230

                                             BENEFICIAL             PERCENT OF
      NAME & ADDRESS                     OWNERSHIP OF SHARES        CLASS OWNED
      --------------                     -------------------        -----------

      Patricia D'Alessandro                       300(5)               0.10%
      3621 E. Lombard Street
      Baltimore, MD 21224

      William A. Fogle, Jr.                     1,000(6)               0.33%
      RRI Box 192 Meckley Road
      Glen Rock, PA 17327

      Constantine Frank                        10,000(7)               3.33%
      14721 Manor Road
      Phoenix, MD 21131

      Leonard Frenkil                           2,000                  0.67%
      Atlantic Management
      100 H Warwickshire Lane
      Glen Burnie, MD 21061

      J. Clarence Jameson, III                 22,300(8)               7.43%
      515 E. Joppa Road
      Towson, MD 21286

      Kemp Jayadeva                            10,000(9)               3.33%
      3713 Michelle Way
      Baltimore, MD 21208

      Norman H. Katz                            2,500(10)              0.83%
      3420 Lynne Haven Drive
      Baltimore, MD 21244

      Shawki N. Malek, M.D.                    12,550(11)              4.18%
      120 Sister Pierre Drive
      Suite 408
      Towson, MD 21204

      Michael W. Mekalian                      16,050(12)              5.35%
      5498 Lombardy Place
      Baltimore, MD 21210

      Mark D. Noar, M.D.                       10,000(13)              3.33%
      7402 York Road, Suite 100
      Towson, MD 21204

      Larry D. Ohler                            5,050                  1.69%
      9570 Berger Road
      Columbia, MD 21046

      Kenneth D. Pezzulla                       2,550(14)              0.85%
      401 Washington Ave.
      Suite 301
      Towson, MD 21204-4804

                                             BENEFICIAL             PERCENT OF
      NAME & ADDRESS                     OWNERSHIP OF SHARES        CLASS OWNED
      --------------                     -------------------        -----------

      George E. Rayme, Jr.                     16,050(15)              5.35%
      19 Collingswood Road
      Phoenix, MD 21131

      Ramon F. Roig, Jr., M.D.                 10,050(16)              3.35%
      15 Aigburth Road
      Towson, MD 21204

      Russell A. Rourke                         2,500(17)              0.83%
      15 Maryland Avenue
      Annapolis, MD 21401

      Melanie R. Sabelhaus                      5,050                  1.69%
      1406 Shoemaker Road
      Baltimore, MD 21209

      Baldev Singh                             12,000(18)              4.0%
      7401 Assateague Drive
      Jessup, MD 20794

      Michael Stern                             5,050(19)              1.69%
      Rehabilitation Services, Inc.
      1866-B Reisterstown Road
      Woodholme Square
      Baltimore, MD 21208

      Officers and Directors as a             164,920                 54.97%
      Group(22)

(1) Includes 10,000 shares held for the benefit of Mr. Baklayan's IRA, as to which Mr. Baklayan has sole voting and investment power.
(2) Includes 5,000 shares held for the benefit of the Nicholas J. Belitsos, M.D. Profit Sharing Trust, as to which Dr. Belitsos is the sole trustee and 2,100 shares held by dependent children. Also includes 1,000 shares held by Dr. Belitsos' wife. Dr. Belitsos disclaims beneficial ownership as to the shares held by his wife.
(3) Includes 5,000 shares held for the benefit of the Albert C. Cheek Trust, as to which Mr. Cheek is the sole trustee. Also includes 1,220 shares held for the benefit of Mr. Cheek's wife's IRA, as to which Mrs. Cheek has sole voting and investment power. Mr. Cheek disclaims beneficial ownership as to the shares held for the benefit of the Albert C. Cheek Trust and for the benefit of his wife's IRA.
(4) Includes 5,000 shares held for the benefit of the Cynthia B. Conklin Profit Sharing Plan, as to which Ms. Conklin is the sole trustee.
(5) Includes 250 shares held jointly with Ms. D'Alessandro's husband, as to which Ms. D'Alessandro shares voting and investment power.
(6) Includes 200 shares held for the benefit of Mr. Fogle's IRA, as to which Mr. Fogle has sole voting and investment power.
(7) Includes 9,950 shares held jointly with Mr. Frank's wife, as to which Mr. Frank shares voting and investment power.
(8) Includes 10,000 shares held jointly with Mr. Jameson's wife, as to which Mr. Jameson shares voting and investment power, and 10,000 shares held for the benefit of Mr. Jameson's IRA, as to which Mr. Jameson has sole voting and investment power. Also includes 2,250 shares held by Mr. Jameson's wife. Mr. Jameson disclaims beneficial ownership as to the shares held by his wife.
(9) Includes 2,450 shares held jointly with Mr. Jayadeva's wife, Shobha Jayadeva, M.D., as to which Mr. Jayadeva shares voting and investment power, and 2,500 shares held by dependent children. Also includes 5,000 shares held for the benefit of the Shobha Jayadeva Pension Plan, as to which Shobha Jayadeva, M.D., is the sole trustee. Mr. Jayadeva disclaims beneficial ownership as to the shares held for the benefit of his wife's pension plan.
(10) Includes 2,000 shares held for the benefit of Mr. Katz's wife's IRA, as to which Mrs. Katz has sole voting and investment power. Mr. Katz disclaims beneficial ownership as to the shares held for the benefit of his wife's IRA.
(11) Includes 11,000 shares held for the benefit of the Shawki N. Malek KEOGH Plan, as to which Dr. Malek is the trustee, and 500 shares held by dependent children. The 11,000 shares held for the benefit of the Shawki
      N. Malek KEOGH Plan include 10,000 shares held for the benefit of Dr. Malek and 1,000 shares held for the benefit of Dr. Malek's wife. Dr.
      Malek disclaims beneficial ownership as to the shares held in the KEOGH Plan for the benefit of his wife.
(12) Includes 16,000 shares held by Black Star Masonry Products, Inc. Mr. Mekalian, together with Mr. Rayme, directly or indirectly control the voting and investment power of Black Star Masonry Products, Inc., as follows: Sixty percent of the capital stock of Black Star Masonry Products, Inc. is owned by Mr. Mekalian's wife, or trusts for which Ms. Mekalian is sole trustee, and as to which Ms. Mekalian has sole voting and investment power, and forty percent of the capital stock of Black Star Masonry Products, Inc. is owned by Mr. Rayme's wife.
(13) Includes 9,950 shares held jointly with Dr. Noar's wife, as to which Dr. Noar shares voting and investment power.
(14) Includes 2,500 shares held for the benefit of Mr. Pezzulla's IRA, as to which Mr. Pezzulla has sole voting and investment power.
(15) Includes 16,050 shares held by Black Star Masonry Products, Inc. See discussion above regarding Mr. Mekalian.
(16) Includes 3,000 shares held for the benefit of Dr. Roig's IRA, as to which Dr. Roig has sole voting and investment power, and 5,000 shares held for the benefit of the Raymond F. Roig, Jr., M.D. Profit Sharing Trust, as to which Dr. Roig is the sole trustee. Also includes 2,000 shares held for the benefit of Dr. Roig's wife's IRA, as to which Mrs. Roig has sole voting and investment power. Dr. Roig disclaims beneficial ownership as to the share held for the benefit of his wife's IRA.
(17) Includes 2,500 shares held jointly with Mr. Rourke's wife, as to which Mr. Rourke shares voting and investment power.
(18) Includes 1,000 shares held jointly with Mr. Singh's wife, as to which Mr. Singh shares voting and investment power. Also includes 1,000 shares held by Mr. Singh's wife. Mr. Singh disclaims beneficial ownership as to the shares held by his wife.
(19) Includes 5,000 shares held for the benefit of the RTW Rehabilitation Services, Inc. 401K Profit Sharing Plan & Trust, of which Mr. Stern and his wife are the trustees.

Item 6.           Interest of Management and Others in Certain Transactions.

                  Organizational and Acquisition Related Transactions

                  As described above, effective as of December 1, 1997, the Acquisition was consummated with the Bank purchasing certain assets from, and assuming certain liabilities of, Rushmore. The Acquisition was initiated in 1996 when Kenneth D. Pezzulla, who was then a Director of Rushmore, approached management of Rushmore to propose the sale of the Baltimore Branch of Rushmore to a group desiring to establish a new community bank. As of October 31, 1997, Mr. Pezzulla resigned as a member of the Board of Directors of Rushmore. Mr. Pezzulla is the Secretary of the Company and the Bank and a Director of the Company and the Bank.

                  In consideration of services performed on behalf of the Company and the Bank in preparing the necessary bank regulatory applications and negotiating the terms of and performing the necessary investigations related to the Acquisition, upon the closing of the Offering and the Company's purchase of the Bank's capital stock, J. Clarence Jameson, III and Mr. Pezzulla each were paid $25,000 by the Bank, and Jameson and Associates, P.A. and Pezzulla and Pezzulla, LLC, each were paid $12,500 by the Bank. Mr. Jameson is the President of the Company, the Vice President of the Bank and the Chairman of the Board of the Company and the Bank. Mr. Jameson also is the President and a principal of Jameson and Associates, P.A., a public accounting firm. Mr. Pezzulla is a member of Pezzulla and Pezzulla, LLC, a Towson law firm.

                  During 1997, in order to assure that expenses related to the Acquisition and the Offering and organizational expenses of the Company and the Bank were paid, the persons who were then serving as Directors of the Company and the Bank, certain persons who were to be named as Directors of the Company and the Bank and certain of the Bank's Advisory Directors (collectively, the "Lenders") loaned an aggregate of $652,000 (the "Loan Account") to the Company for the benefit of the Company and the Bank (the "Organizational Loans"). The Organizational Loans were only repayable from the proceeds of the Offering or from proceeds of the Organizational Loans which were not expended by the Company, and the Lenders could choose to receive repayment in full or in part through their receipt in the Offering of shares of Common Stock valued at $10.00 per share. The Organizational Loans bore interest as follows: (a) all money expended from the Loan Account after April 1, 1997 bore interest accruing at the rate of 10% per annum, with interest being allocated proportionately among the Lenders, and (b) all money deposited into the Loan Account but not expended by the Company bore no interest. No Lender loaned more than $50,000 to the Company.

                  Each Lender requested repayment of his or her loan through the receipt of shares of Common Stock in the Offering. As a result, the Company issued a total of 65,200 shares of Common Stock in the Offering to the Lenders.

                  Banking and Other Transactions.

                  The Company and the Bank have engaged and expect to engage in the future in transactions in the ordinary course of business with directors and officers of the Company and the Bank and their affiliates on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Such transactions are not expected to present any special unfavorable features to the Company or the Bank. However, the Bank will not make loans to its officers, directors or their affiliates, although approximately $111,000 of Rushmore Loans between Rushmore and the Bank's officers, director or their affiliates were purchased by the Bank in the Acquisition. An overdraft checking account established by the Bank will not be considered a loan for these purposes.

                  The following related entities have provided services to the Company and/or the Bank and will provide services to the Company and/or the Bank in the future.

                  Jameson and Associates, P.A., has provided and will provide tax, accounting and related services to the Company and the Bank. For the year ended December 31, 1997, an aggregate of $12,500 was paid to Jameson and Associates, P.A. by the Bank for such services.

                  Pezzulla and Pezzulla, LLC has provided and will provide legal services to the Company and the Bank. For the year ended December 31, 1997, an aggregate of $12,500 was paid to Pezzulla and Pezzulla, LLC by the Bank for such services.

                                    Part II

Item 1. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

                  (a) There currently is no public trading market for the Company's Common Stock. Accordingly, there is no reliable source of information regarding current market prices for the Common Stock. The Company had approximately 216 shareholders of record as of March 28, 1998.

                  As of March 24, 1998, the Company's Common Stock is eligible to be quoted on the OTC Bulletin Board and reported in the "pink sheets" under the symbol AMBB. As of March 28, 1998, there was no price posted or listed for the Common Stock and no reported trading.

                  The Company has never declared cash dividends on its Common Stock. The Company initially expects to follow a policy of retaining any earnings to provide funds to operate and expand the Company. Consequently, there are no plans for any cash dividends to be paid on the Common Stock in the near future. The Company's ability to pay any cash dividends to its shareholders in the future will depend primarily on the Bank's ability to pay cash dividends to the Company. The payment of dividends may be made only if the Bank and the Company are in compliance with certain applicable regulatory requirements governing the payment of dividends by each of them.

                  (b)      Use of Proceeds.

                           (1)      The effective date of the Securities Act
registration statement for which the use of proceeds information is being disclosed was August 7, 1997. The Commission file number assigned to the registration statement was 333-28881.

                           (2)      The offering commenced on August 8, 1997.

                           (3)      The offering did not terminate before any
securities were sold.

                           (4)      (i) The offering terminated as of November
30, 1997. The offering did not terminate before the sale of all securities registered.

                                    (ii)  The offering was not underwritten.

                                    (iii) The Company's Common Stock, $0.01 par
value per share, was registered in the offering.

                                    (iv) The Company registered 300,000 shares
of Common Stock in the offering, with an aggregate price of $3,000,000. The Company sold 300,000 shares of Common Stock in the offering, and received aggregate offering proceeds of $3,000,000.

                                    (v) From the effective date of the
registration statement to December 31, 1997, the Company incurred the following expenses in connection with the issuance and distribution of its Common Stock:

                           Underwriting discounts and commissions:   N/A

                           Finders' fees:                                 N/A
                           Expenses paid to or for underwriters:          N/A
                           Other expenses:                           $150,000
                                                                     --------
                           Total expenses:                           $150,000
                                                                     ========

        As of December 31, 1997, the Company had paid $150,000 of such expenses. None of the $150,000 was paid, directly or indirectly, to directors, officers or owners of ten percent or more of any class of equity securities of the Company, or to any affiliate of the Company.

                                    (vi) The Company received net offering
proceeds of $2,850,000 after giving effect to the payment of expenses described in paragraph (4)(v) above.

                                    (vii) From the effective date of the
registration statement to December 31, 1997, the Company used the net offering proceeds as follows:

        Purchase of furniture, fixtures and equipment:               $   78,000
        Purchase of real estate:                                     $  572,000
        Acquisition of other business:                               $2,150,000
        Working capital:                                             $   50,000

        The Company paid the $2,150,000 for all of the capital stock of the Bank, and the Bank became a wholly owned subsidiary of the Company. Of the $2,150,000 paid to the Bank, $50,000 was paid directly, and $25,000 was paid indirectly, to directors and officers of the Company. In particular, in consideration of services performed on behalf of the Company and the Bank in preparing the necessary bank regulatory applications and negotiating the terms of and performing the necessary investigations related to the acquisition with Rushmore Trust and Savings, FSB, upon the closing of the offering and the Company's purchase of the Bank's capital stock, J. Clarence Jameson, III and Kenneth D. Pezzulla each were paid $25,000 by the Bank, and Jameson and Associates, P.A. and Pezzulla and Pezzulla, LLC, each were paid $12,500 by the Bank. Mr. Jameson is the President of the Company, the Vice President of the Bank and the Chairman of the Board of the Company and the Bank. Mr. Jameson also is the President and a principal of Jameson and Associates, P.A., a public accounting firm. Mr. Pezzulla is the Secretary of the Company and the Bank and a Director of the Company and the Bank. Mr. Pezzulla also is a member of Pezzulla and Pezzulla, LLC, a Towson law firm.

                                    (viii) Not applicable.

Item 2.           Legal Proceedings.

                  None.

Item 3.           Changes in and Disagreements with Accountants.

                  Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not Applicable.

Item 5.           Compliance with Section 16(a) of the Exchange Act.

                  Section 16(a) Beneficial Ownership Reporting Compliance

                  Based on the Company's review of copies of reporting forms received by it, the Company believes that during the year ended December 31, 1997, all applicable filing requirements were complied with, except that Mr. Jameson failed to file on a timely basis one report on Form 4, describing one transaction.

Item 6.           Reports on Form 8-K.

                  During the quarter ended December 31, 1997, the Company filed with the SEC a Current Report on Form 8-K, Item 2, dated December 1, 1997, to report the acquisition of certain assets from, and the assumption of certain liabilities of, Rushmore Trust & Savings, FSB ("Rushmore").

                  On February 17, 1998, the Company filed with the SEC an amendment to the foregoing Current Report on Form 8-K, and in the Form 8-K/A,
Item 7, filed financial statements of the Baltimore Branch of Rushmore and certain pro forma financial information with respect to the acquisition of certain assets from, and the assumption of certain liabilities of, Rushmore.

                                    Part F/S

                           AMERICASBANK CORP. AND SUBSIDIARIES

                           CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1997
                           TOGETHER WITH REPORT OF
                           INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of AmericasBank Corp.:

We have audited the accompanying consolidated balance sheet of AmericasBank Corp. (a Maryland corporation) and subsidiaries (the Company) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and for the period from June 4, 1996 (inception) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmericasBank Corp. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended and the period from June 4, 1996 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.

Baltimore, Maryland,                                     Arthur Andersen, L.L.P.
    March 17, 1998

                      AMERICASBANK CORP. AND SUBSIDIARIES
                      -----------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                            AS OF DECEMBER 31, 1997
                            -----------------------

                                     ASSETS
                                     ------
Cash and cash equivalents:
    On-hand and due from banks                                   $      155,000
    Interest-bearing accounts                                            31,000
    Federal funds sold                                                3,151,000
Investment securities, available for sale                               569,000
Loans receivable, net                                                 6,251,000
Investment in Federal Home Loan Bank stock, at cost                      54,000
Accrued interest receivable                                              51,000
Property and equipment, net                                             746,000
Organizational costs, net                                               133,000
Other assets, net                                                       279,000
                                                                 --------------
          Total assets                                           $   11,420,000
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES:
    Deposits:
       Noninterest-bearing                                       $      952,000
       Interest-bearing                                               7,444,000
    Mortgage escrow deposits                                            119,000
    Accrued interest on deposits                                         32,000
    Accounts payable and accrued expenses                                62,000
                                                                 --------------
          Total liabilities                                           8,609,000
                                                                 --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $0.01 per share, 5,000,000 shares
       authorized, 0 shares issued and outstanding                            -
    Common stock, par value $0.01 per share, 5,000,000 shares
       authorized, 300,000 shares issued and outstanding                  3,000
    Additional paid-in capital                                        2,847,000
    Accumulated deficit                                                 (39,000)
                                                                 --------------
          Total stockholders' equity                                  2,811,000
                                                                 --------------
          Total liabilities and stockholders' equity             $   11,420,000
                                                                 ==============



The accompanying notes are an integral part of this consolidated balance sheet.

                      AMERICASBANK CORP. AND SUBSIDIARIES
                      -----------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                      ------------------------------------

     AND FOR THE PERIOD FROM JUNE 4, 1996 (INCEPTION) TO DECEMBER 31, 1996
     ---------------------------------------------------------------------

                                                                                                     For the
                                                                                                   Period From
                                                                                 For the Year      June 4, 1996
                                                                                     Ended        (Inception) to
                                                                                 December 31,       December 31,
                                                                                    1997                1996
                                                                                 ------------     --------------
INTEREST INCOME:
    Interest income on loans                                                    $      47,000       $          -
    Interest income on investment securities                                           63,000              2,000
                                                                                -------------       ------------
          Total interest income                                                       110,000              2,000

INTEREST EXPENSE ON DEPOSITS                                                           32,000                  -
                                                                                -------------       ------------
          Net interest income                                                          78,000              2,000

PROVISION FOR LOAN LOSSES                                                               2,000                  -
                                                                                -------------       ------------
          Net interest income after provision for loan losses                          76,000              2,000
                                                                                -------------       ------------

OTHER OPERATING EXPENSES:
    Salaries and benefits                                                              11,000                  -
    Depreciation and amortization                                                      10,000                  -
    Occupancy expense                                                                   1,000                  -
    Data processing                                                                    11,000                  -
    Professional fees                                                                  38,000                  -
    Office supplies                                                                    11,000                  -
    Other operating expenses                                                           35,000                  -
                                                                                -------------       ------------
          Total other operating expenses                                              117,000                  -
                                                                                -------------       ------------
          (Loss) income before provision for income taxes                             (41,000)             2,000

PROVISION FOR INCOME TAXES                                                                  -                  -
                                                                                -------------       ------------
          Net (loss) income                                                     $     (41,000)      $      2,000
                                                                                =============       ============


LOSS PER COMMON SHARE - Basic and Diluted                                       $        (.77)      $          -
                                                                                =============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                    53,000                  -
                                                                                =============       ============



 The accompanying notes are an integral part of these consolidated statements.

                      AMERICASBANK CORP. AND SUBSIDIARIES
                      -----------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                      ------------------------------------

     AND FOR THE PERIOD FROM JUNE 4, 1996 (INCEPTION) TO DECEMBER 31, 1996
     ---------------------------------------------------------------------

                                                                                            Additional
                                                       Preferred            Common           Paid-In         Accumulated
                                                         Stock              Stock            Capital           Deficit
                                                       ---------            ------          ----------       -----------
BALANCE, June 4, 1996                                 $        -      $           -     $           -     $           -
    Net income                                                 -                  -                 -             2,000
                                                      ----------      -------------     -------------     -------------

BALANCE, December 31, 1996                                     -                  -                 -             2,000
    Net proceeds from issuance of
       common stock                                            -              3,000         2,847,000                 -

    Net loss                                                   -                  -                 -           (41,000)
                                                      ----------     --------------    --------------    --------------

BALANCE, December 31, 1997                            $        -     $        3,000    $    2,847,000    $      (39,000)
                                                      ==========     ==============    ==============    ==============



 The accompanying notes are an integral part of these consolidated statements.

                      AMERICASBANK CORP. AND SUBSIDIARIES
                      -----------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                      ------------------------------------

     AND FOR THE PERIOD FROM JUNE 4, 1996 (INCEPTION) TO DECEMBER 31, 1996
     ---------------------------------------------------------------------

                                                                                                      For the
                                                                                                    Period From
                                                                                   For the Year     June 4, 1996
                                                                                      Ended        (Inception) to
                                                                                   December 31,     December 31,
                                                                                      1997              1996
                                                                                   ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                           $      (41,000)     $       2,000
    Adjustments to reconcile net (loss) income to net cash
       provided by operating activities-
       Provision for loan losses                                                         2,000                  -
       Depreciation and amortization                                                    10,000                  -
       Decrease in accrued interest receivable                                           8,000                  -
       Increase in other assets                                                         (4,000)                 -
       Increase in accrued interest on deposits                                         32,000                  -
       Increase in accounts payable and accrued expenses                                36,000                  -
                                                                                --------------      -------------
          Net cash provided by operating activities                                     43,000              2,000
                                                                                --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investment securities                                                (569,000)                 -
    Purchase of Federal Home Loan Bank stock                                           (54,000)                 -
    Net cash acquired from acquisition of Rushmore                                     982,000                  -
    Refundable deposit                                                                (100,000)           (20,000)
    Return of refundable deposit                                                       120,000                  -
    Branch acquisition costs                                                           (40,000)                 -
    Loan principal disbursements                                                      (188,000)                 -
    Principal repayments on loans receivable                                           379,000                  -
    Purchase of property and equipment                                                (667,000)                 -
    Cash paid for organizational costs                                                 (77,000)           (58,000)
                                                                                --------------      -------------
          Net cash used in investing activities                                       (214,000)           (78,000)
                                                                                --------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in savings deposits, net of assumed balance                               715,000                  -
    Increase in mortgage escrow deposits, net of assumed balance                        19,000                  -
    Proceeds from common stock offering                                              3,000,000                  -
    Stock offering costs                                                              (150,000)                 -
    (Repayments to) advances from related parties                                     (374,000)           374,000
                                                                                --------------      -------------
          Net cash provided by financing activities                                  3,210,000            374,000
                                                                                --------------      -------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                3,039,000            298,000

CASH AND CASH EQUIVALENTS, beginning of period                                         298,000                  -
                                                                                --------------      -------------
CASH AND CASH EQUIVALENTS, end of period                                        $    3,337,000      $     298,000
                                                                                ==============      =============


 The accompanying notes are an integral part of these consolidated statements.

                      AMERICASBANK CORP. AND SUBSIDIARIES
                      -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               DECEMBER 31, 1997
                               -----------------

1.   ORGANIZATION:
     -------------

AmericasBank Corp. (the Company) was incorporated under the laws of the State of Maryland on June 4, 1996, primarily to hold all the outstanding shares of capital stock of a federal stock savings bank.

Effective November 30, 1997, the Company completed an initial public offering (the Offering) in which it sold 300,000 shares of stock for $10 per share, less offering costs. During 1997, the Company received net proceeds from the Offering of $2,850,000.

On December 1, 1997, the Company acquired certain assets and assumed certain deposit liabilities primarily related to the Baltimore Branch of Rushmore Trust and Savings, FSB (Rushmore). Concurrent with the acquisition, the branch commenced banking operations under the name AmericasBank (the Bank) as a wholly-owned subsidiary of the Company. The acquisition was recorded using the purchase method of accounting, and the results of operations of the Bank for the period from December 1, 1997 to December 31, 1997, are included in the accompanying statement of operations for the year ended December 31, 1997. The Bank is a member of the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

The assets purchased and liabilities assumed in the acquisition were as follows:

Assets:
    Loans receivable, net                               $   6,444,000
    Property and equipment                                     81,000
    Covenant not to compete                                    50,000
    Core deposit premiums                                     164,000
    Other assets                                               61,000
                                                        -------------
          Total assets purchased                            6,800,000
                                                        -------------
Liabilities:
    Deposits                                                7,680,000
    Accounts payable                                            2,000
                                                        -------------
          Net liabilities assumed                           7,682,000
                                                        -------------
                                                              882,000
    Refundable deposits returned                              120,000
                                                        -------------
          Cash                                              1,002,000

    Mortgage escrow deposits assumed                          100,000
    Refundable deposits returned                             (120,000)
                                                        -------------
          Net cash received from acquisition            $     982,000
                                                        =============

As the Bank is a start-up operation, there can be no assurance that the Bank can attract sufficient depositors or issue sufficient quality loans to operate at a profit. The Bank is subject to other risks and uncertainties, including interest rate risk. The interest rate risk related to interest rates is significant to the Bank as its deposits have relatively short maturities, while the loans have much longer maturities at fixed rates. Without a significant change in the Bank's investment, deposit or loan portfolio, an increase in interest rates could have a significant negative effect on the Bank's net interest income and results of operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Basis of Presentation
---------------------

The accompanying consolidated financial statements include the activity of AmericasBank Corp. and its wholly-owned subsidiaries, AmericasBank and AmericasBank Holdings Corporation. All intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The Company's primary operations are conducted by the Bank, which operates one branch in Baltimore, Maryland. The Bank is principally engaged in the business of investing in mortgage and consumer loans and attracting deposits.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents includes interest-bearing deposits in other banks with original maturities of less than three months and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

Federal Home Loan Bank Stock
----------------------------

Federal Home Loan Bank stock is carried at cost. The cost of securities sold is determined using the specific identification method.

Loans Receivable and Allowance for Loan Losses
----------------------------------------------

Loans receivable are stated at the amount of unpaid principal, reduced by an allowance for loan losses and deferred loan fees. Interest on loans is calculated using the simple-interest method on principal amounts outstanding each month.

The allowance for losses on loans is determined based on management's review of the loan portfolio and analysis of the borrowers' ability to repay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current and prospective economic conditions and status of nonperforming loans. Loans are charged off when considered, in the opinion of management, uncollectible.

Interest on potential problem loans is not accrued when, in the opinion of management, full collection of principal or interest is in doubt, or payment of principal or interest has become 90 days past due. Such interest is considered in management's determination of the allowance for loan losses. Any interest received in excess of the amount previously accrued on such loans is recorded in income on the period of recovery.

Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) addresses the accounting by creditors for impairment of certain loans. It is generally applicable to all loans, except large groups of smaller balance homogenous loans, including residential mortgage loans. It also applies to loans that are restructured in a troubled debt restructuring involving a modification of terms, with limited exceptions.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according the contractual terms of the loan agreement. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance.

Property and Equipment
----------------------

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Building and improvements are depreciated over 15-25 years. Furniture and equipment are depreciated over 5 years.

Other Assets
------------

As of December 31, 1997, other assets consisted of covenants not to compete of $50,000, core premium on deposits of $164,000, goodwill of $40,000 and prepaid expenses of $31,000. These assets are net of accumulated amortization of $6,000. Amortization is calculated using the straight-line method over the following periods:

               Covenants not-to-compete                          3 years
               Premium on deposits                               5 years
               Goodwill                                          5 years

Amortization expense on other assets during the year ended December 31, 1997, was $6,000. There was no amortization expense on other assets for the period ended December 31, 1996.

Earnings Per Share (EPS)
------------------------

During 1997, the FASB issued SFAS No. 128, "Earnings Per Share" (SFAS No. 128), which establishes new standards for computing and presenting earnings per share. SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share. Prior to the closing of the Offering during October and November 1997, the Company had no common stock outstanding. As there were no outstanding common stock equivalents during the year ended December 31, 1997, the weighted average shares outstanding used to calculate both basic and diluted loss per share, in accordance with SFAS No. 128, was 53,000.

Organizational Costs
--------------------

Direct costs incurred to incorporate and charter the Company and the Bank are recorded as organizational costs. Organizational costs are being amortized over a five-year period using the straight-line method, commencing upon the purchase of the Bank.

In April 1997, the Accounting Standards Executive Committee issued an exposure draft of a proposed Statement of Position (SOP) regarding reporting on the costs of start-up activities. Under the proposed SOP, organizational costs are considered start-up costs, and entities should expense costs of start-up costs as incurred.

A final SOP is expected to be issued in the second quarter of 1998, with an effective date of fiscal years beginning after December 15, 1997. The effects of adoption, if the pronouncement is approved, would require the Company to write off its unamortized organizational cost during the year ended December 31, 1998, as a cumulative change in accounting principal. As of December 31, 1997, the Company's net organizational costs subject to write-off amounted to $133,000. Amortization expense on organizational costs during the year ended December 31, 1997, was $2,000. There was no amortization expense on organizational costs for the period ended December 31, 1996

New Accounting Standards
------------------------

During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company plans to adopt this standard during 1998.

During 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS No. 131), which is effective for fiscal years beginning after December 15, 1997. This statement establishes revised standards under which an entity must report business segment information in its financial statements and what segment information must be disclosed. The Company believes that it does not have operating segments, as defined by SFAS No. 131.

Advances from Related Parties
-----------------------------

Certain related parties of the Company loaned money to the Company for offering costs, organizational costs and costs associated with the purchase of the Bank. Such persons were reimbursed with an equivalent value of the Company's stock as part of the Offering.

Loan Origination Fees
---------------------

Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment to interest income using the straight-line method over the life of the loans. Amortization using the straight-line method does not differ materially from amounts computed using the effective interest method as required by generally accepted accounting principles. Loan origination fees for the year ended December 31, 1997, were immaterial.

Income Taxes
------------

The Company benefit for income taxes for the year ended December 31, 1997, is net of a 100% valuation reserve as its utilization is not reasonably assured.

Use of Estimates
----------------

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   UNAUDITED PRO FORMA FINANCIAL INFORMATION:
     ------------------------------------------

The unaudited pro forma results of operations for the year ended December 31, 1997, as if the assets and liabilities of Rushmore had been acquired on January 1, 1997, were as follows:

Interest income                               $      700,000

Interest expense on deposits                         360,000
                                              --------------
          Net interest income                        340,000

                                                    (640,000)
                                              --------------
Other operating expenses

          Net loss                            $     (300,000)
                                              ==============

4.   LOANS RECEIVABLE:
     -----------------

As of December 31, 1997, loans receivable consisted of:

Real estate first mortgage loans:
    Residential                                   $   5,210,000
    Commercial                                          808,000
Real estate second mortgage loans                        69,000
Loans secured by deposits                               189,000
Unsecured consumer loans                                 27,000
                                                  -------------
                                                      6,303,000

Less:   Allowance for loan losses                        52,000
                                                  -------------

Loans receivable, net                             $   6,251,000
                                                  =============

Substantially all of the loans receivable are mortgage loans secured by residential and commercial real estate properties located in the State of Maryland. Loans are extended only after evaluation by management and loan committee of customers' creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 90% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%.

Residential lending is generally considered to involve less risk than other forms of lending, although payment experience on these loans is dependent, to some extent, on economic and market conditions in the Bank's lending area. Commercial loan repayments are generally dependent on the operations of the related properties or the financial condition of the borrowers or guarantors. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

Nonperforming loans amounted to approximately $41,000 as of December 31, 1997; this loan was not considered impaired. The amount of interest income that would have been recorded on loans in nonaccrual status at year-end, had such loans performed in accordance with their terms, was immaterial.

A summary of the changes in the allowance for loan losses is as follows:

Balance, January 1, 1997                                 $           -
    Balance acquired with Rushmore purchase                     50,000
    Provision charged to operations                              2,000
                                                         -------------

Balance, December 31, 1997                               $      52,000
                                                         =============

5.   PROPERTY AND EQUIPMENT:
     -----------------------

Property and equipment consists of the following as of December 31, 1997:

Land                                                $     148,000
Buildings and improvements                                476,000
Furniture and equipment                                   124,000
                                                    -------------
                                                          748,000
Less:   Accumulated depreciation                            2,000
                                                    -------------
Property and equipment, net                         $     746,000
                                                    =============

Depreciation expense for the year ended December 31, 1997, was $2,000. There was no depreciation expense for the period ended December 31, 1996.

6.   DEPOSITS:
     ---------

As of December 31, 1997, deposits consisted of:

                                  Weighted
                                   Average
                                   Rate at
                                 December 31,
                                    1997              Amount            Percent
                                 ------------         ------            -------

Insured investment                   5.36%       $   4,973,000           59.2%
Statement savings                    2.50%           1,425,000           17.0%
Passbook deposits                    3.00%              43,000            0.5%
Money market accounts                3.00%               6,000            0.1%
Checking accounts                       -%             952,000           11.3%
Certificates of deposit              5.31%             576,000            6.9%
IRA plans                            4.76%             421,000            5.0%
                                                 -------------          -----
                                                 $   8,396,000          100.0%
                                                 =============          =====

A schedule of maturities of deposits as of December 31, 1997, is as follows:

No contractual maturity                                     $   7,394,000
Maturity within one year                                          886,000
Maturity in one to five years                                     116,000
                                                            -------------
                                                            $   8,396,000
                                                            =============

The aggregate amount of deposits, each with a minimum denomination of $100,000, was approximately $1,083,000 as of December 31, 1997.

7.     INCOME TAXES:
       -------------

Income taxes are reconciled to the amount computed by applying the federal corporate tax rate of 34% to income before taxes as follows for the year ended December 31, 1997:

Statutory federal income tax rate                               $      14,000
State income tax benefit, net of federal income tax effect              2,000
Change in valuation allowance                                         (16,000)
                                                                -------------
           Total                                                $           -
                                                                =============

The tax effect of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31, 1997:

Deferred tax assets:
    Allowance for loan losses                                   $       1,000
    Intangible assets                                                   1,000
    Net operating loss carryforwards                                   14,000
                                                                -------------
           Total gross deferred tax assets                             16,000
Less:  Valuation allowance                                            (16,000)
                                                                -------------
           Net deferred tax asset                               $           -
                                                                =============

8.   RELATED PARTY TRANSACTIONS:
     ---------------------------

Two organizers of the Company are principals in a law firm and a public accounting firm, respectively. These firms provide legal and accounting services to the Company. As a result of these services, these firms were each paid $12,500.

In addition, the two organizers were each paid $25,000 as consulting fees for services performed on behalf of the Company and the Bank.

One organizer was paid approximately $10,000 for providing pre-opening assistance to the Bank.

The Company purchased approximately $111,000 of Rushmore loans between Rushmore and the Company's officers, directors or their affiliates.

9. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
    ------------------------------------------------------

The fair value of cash and cash equivalents is the carrying amount, which is a reasonable estimate of fair value. For investment securities, fair value is determined using quoted market prices.

Fair value of loans receivable is estimated by discounting future cash flows, taking into consideration future loan losses, using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. For commitments to extend credit, the carrying amount is a reasonable estimate of fair value. Management estimates that the fair value of loans receivable is approximately $350,000 higher than the carrying amount as of December 31, 1997.

With respect to deposits, fair value of passbook deposits, money market accounts and NOW accounts is the amount payable on demand at the reporting date. Fair value of fixed maturity term accounts and individual retirement accounts is estimated using rates currently offered for accounts of similar remaining maturities. Management estimates that the fair value of deposits approximates the carrying amount as of December 31, 1997.

10.   REGULATORY MATTERS:
      -------------------

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital action, the Bank must meet specific capital guidelines that involve quantative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantative measures established by regulation to ensure capital adequacy required the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

Due to the Bank's recent formation, as of December 31, 1997, the Bank has not been categorized by the Office of Thrift Supervision (OTS) under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 Risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes would prevent the Bank from being categorized as well capitalized.

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                For Capital Adequacy          Prompt Corrective
                                            Actual                     Purposes               Action Provisions
                                     --------------------      ----------------------       ---------------------
                                     Amount         Ratio      Amount           Ratio       Amount          Ratio
                                     ------         -----      ------           -----       ------          -----
As of December 31, 1997
    Total Capital (to Risk
       Weighted Assets)            $1,752,000       40.4%      $347,000         8.0%        $429,000       10.0%
    Core Capital (to
       Adjusted Tangible
       Capital)                     1,700,000       16.6%       308,000         3.0%         616,000        6.0%
    Tangible Capital (to
       Tangible Assets)             1,700,000       16.6%       154,000         1.5%         513,000        5.0%

                                    Part III

Item 1 and Item 2.        Index to Exhibits and Description of Exhibits.

Exhibit
Number                              Description
-------                             -----------
2A                        Articles of Incorporation of the Company*

2B                        Amended and Restated Bylaws of the Company*

6A Form of Founder Loan Agreement by and among the Company, the organizers of the Company and certain other parties regarding organizational loans to the Company*

6B Indemnity Agreement by and among the Company, AmericasBank (in organization) and Rushmore Trust & Savings, FSB*

8A(i) Branch Purchase and Assumption Agreement by and between AmericasBank (in organization) and Rushmore Trust & Savings, FSB*

8A(ii) Modification to Branch Purchase and Assumption Agreement by and between AmericasBank and Rushmore Trust & Savings, FSB*

8A(iii) Second Modification to Branch Purchase and Assumption Agreement by and between AmericasBank and Rushmore Trust & Savings, FSB*

8A(iv) Third Modification to Branch Purchase and Assumption Agreement by and between AmericasBank and Rushmore Trust & Savings, FSB

8B(i) Loan Purchase and Assumption Agreement by and between AmericasBank (in organization) and Rushmore Trust & Savings, FSB*

8B(ii) Modification to Purchase and Assumption Agreement by and between AmericasBank and Rushmore Trust & Savings, FSB*

8B(iii) Second Modification to Loan Purchase and Assumption Agreement by and between AmericasBank and Rushmore Trust & Savings, FSB*

8B(iv) Third Modification to Loan Purchase and Assumption Agreement by and between AmericasBank and Rushmore Trust & Savings, FSB

8C Purchase and Sale Agreement by and between NationsBank, N.A. and AmericasBank Holdings Corporation

9                         Escrow Agreement between the Company and The First
                          National Bank of Maryland*

21                        Subsidiaries of the Company

27                        Financial Data Schedule

* Items 2A through 8A(iii), Items 8B(i) through 8B(iii) and Item 9, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement on Form SB-1, as amended, filed on June 10, 1997 (SEC File No. 333-28881), and such documents are incorporated herein by reference.

                                   Signatures

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICASBANK CORP.


Date: March 31, 1998                      By: /s/ J. Clarence Jameson, III
                                             ________________________________
                                             J. Clarence Jameson, III,
                                             President and Chairman of the
                                             Board of Directors


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                        Title                Date
---------                                        -----                ----

____________________________________            Director
Garbis Baklayan

/s/ Nicholas J. Belitsos, M.D.
____________________________________            Director          March 31, 1998
Nicholas J. Belitsos, M.D.

____________________________________            Director
King V. Cheek

/s/ Cynthia B. Conklin
____________________________________            Director          March 31, 1998
Cynthia B. Conklin

/s/ William A. Fogle
____________________________________            Director          March 31, 1998
William A. Fogle

/s/ Constantine Frank
____________________________________            Director          March 31, 1998
Constantine Frank

/s/ Leonard Frenkil
____________________________________            Director          March 31, 1998
Leonard Frenkil

/s/ J. Clarence Jameson, III
____________________________________            President         March 31, 1998
 Clarence Jameson, III               (Principal Executive Officer)
                                      & Chairman of the Board of
                                             Directors

Signature                                        Title                Date
---------                                        -----                ----

/s/ Kemp Jayadeva
____________________________________            Director          March 31, 1998
Kemp Jayadeva

/s/ Norman H. Katz
____________________________________            Director          March 31, 1998
Norman H. Katz

/s/ Shawki N. Malek, M.D.
____________________________________            Director          March 31, 1998
Shawki N. Malek, M.D.

/s/ Michael W. Mekalian
____________________________________            Director          March 31, 1998
Michael W. Mekalian

/s/ Mark D. Noar, M.D.
____________________________________            Director          March 31, 1998
Mark D. Noar, M.D.

/s/ Larry D. Ohler
____________________________________            Treasurer         March 31, 1998
Larry D. Ohler                      (Principal Financial Officer &
                                    Principal Accounting Officer)
                                             and Director

/s/ Kenneth D. Pezzulla
____________________________________            Director          March 31, 1998
Kenneth D. Pezzulla

/s/ George E. Rayme, Jr.
____________________________________            Director          March 31, 1998
George E. Rayme, Jr.

/s/ Ramon F. Roig, M.D.
____________________________________            Director          March 31, 1998
Ramon F. Roig, M.D.

____________________________________            Director
Russell A. Rourke

____________________________________            Director
Melanie R. Sabelhaus

____________________________________            Director
Baldev Singh

Signature                                        Title                Date
---------                                        -----                ----

____________________________________            Director
Michael Stern

                                                            EXHIBIT 8A(IV)

                             THIRD MODIFICATION TO
                    BRANCH PURCHASE AND ASSUMPTION AGREEMENT
                    ----------------------------------------

        THIS THIRD MODIFICATION TO BRANCH PURCHASE AND ASSUMPTION AGREEMENT, made this 3rd day of November, 1997, by and between Rushmore Trust and Savings, FSB ("Rushmore"), and AmericasBank ("AmericasBank"), Witnesseth:

        WHEREAS, by Branch Purchase and Assumption Agreement dated May 31, 1996, as modified on January 31, 1997, and on July 1, 1997 (collectively, the Branch Purchase Agreement), Rushmore intends to sell to AmericasBank certain assets ("Assets") and AmericasBank intends to purchase the Assets and assume certain liabilities in connection therewith upon the terms and conditions therein set forth; and

        WHEREAS, the parties hereto desire to further modify and clarify certain of the terms and conditions set forth in the Branch Purchase Agreement as hereinafter set forth.

        NOW, THEREFORE, this THIRD MODIFICATION TO BRANCH PURCHASE AND ASSUMPTION AGREEMENT Witnesseth, that for and in consideration of the mutual terms and conditions hereinafter set forth, and in further consideration of the sum of One Dollar and No/100 ($1.00), the adequacy and payment of which are hereby acknowledged, the parties hereto do hereby agree as follows:

        1. Section 14.1(c) of the Branch Purchase Agreement is hereby modified as follows:

        (c) By the Board of Directors of AmericasBank or Rushmore, or the proper officers of either party acting pursuant to the authority of their respective Board of Directors, if the Closing has not occurred on or before December 1, 1997.

        2. The dollar amount of the deposit referred to in Section 14.5 of the Branch Purchase Agreement is hereby changed to One Hundred Twenty Thousand Dollars ($120,000.00).

        3. All of the remaining terms and conditions of the Branch Purchase Agreement shall remain unchanged and in full force and effect. The parties hereto identify this THIRD MODIFICATION TO BRANCH PURCHASE AND ASSUMPTION AGREEMENT to be a part of the Branch Purchase Agreement, and, in the event of any conflict between the provisions of the Branch Purchase Agreement and this THIRD MODIFICATION TO BRANCH PURCHASE AND ASSUMPTION AGREEMENT, then this THIRD MODIFICATION TO BRANCH PURCHASE AND ASSUMPTION AGREEMENT shall supersede the provisions of the Branch Purchase Agreement so modified, and the language of this THIRD MODIFICATION TO BRANCH PURCHASE AND ASSUMPTION AGREEMENT shall prevail.

        IN WITNESS WHEREOF, the Parties have caused this THIRD MODIFICATION TO BRANCH PURCHASE AND ASSUMPTION AGREEMENT to be duly executed by their respective representatives thereunto duly authorized, as of the date first above written.

                                    RUSHMORE TRUST AND SAVINGS, FSB


                                    By: /s/ Linda R. Paisley           (SEAL)
                                       ________________________________
                                       Linda R. Paisley, Chief Executive Officer


                                    AMERICASBANK


                                    By: /s/ J. Clarence Jameson, III   (SEAL)
                                       ________________________________
                                       J. Clarence Jameson, III,
                                       Duly Authorized Representative

                                                            EXHIBIT 8B(IV)

                             THIRD MODIFICATION TO
                     LOAN PURCHASE AND ASSUMPTION AGREEMENT

        THIS THIRD MODIFICATION TO LOAN PURCHASE AND ASSUMPTION AGREEMENT, made this 3rd day of November, 1997, by and between Rushmore Trust and Savings, FSB ("Rushmore"), and AmericasBank ("AmericasBank"), Witnesseth:

        WHEREAS, by Loan Purchase and Assumption Agreement dated May 31, 1996, as modified on January 31, 1997, and on July 1, 1997 (collectively, the Loan Purchase Agreement), Rushmore intends to sell to AmericasBank all loans selected by Rushmore ("Loans"), and AmericasBank intends to purchase the Loans and assume certain liabilities in connection therewith upon the terms and conditions therein set forth; and

        WHEREAS, the parties hereto desire to further modify and clarify certain of the terms and conditions set forth in the Loan Purchase Agreement as hereinafter set forth.

        NOW, THEREFORE, this THIRD MODIFICATION TO LOAN PURCHASE AND ASSUMPTION AGREEMENT Witnesseth, that for and in consideration of the mutual terms and conditions hereinafter set forth, and in further consideration of the sum of One Dollar and No/100 ($1.00), the adequacy and payment of which are hereby acknowledged, the parties hereto do hereby agree as follows:

        1. Section 13(c) of the Loan Purchase Agreement is hereby modified as follows:

        (c) By the Board of Directors of AmericasBank or Rushmore, or the proper officers of either party acting pursuant to the authority of their respective Board of Directors, if the Closing has not occurred on or before December 1, 1997.

        2. All of the remaining terms and conditions of the Loan Purchase Agreement shall remain unchanged and in full force and effect. The parties hereto identify this THIRD MODIFICATION TO LOAN PURCHASE AND ASSUMPTION AGREEMENT to be a part of the Loan Purchase Agreement, and, in the event of any conflict between the provisions of the Loan Purchase Agreement and this THIRD MODIFICATION TO LOAN PURCHASE AND ASSUMPTION AGREEMENT, then this THIRD MODIFICATION TO LOAN PURCHASE AND ASSUMPTION AGREEMENT shall supersede the provisions of the Loan Purchase Agreement so modified, and the language of this THIRD MODIFICATION TO LOAN PURCHASE AND ASSUMPTION AGREEMENT shall prevail.

        IN WITNESS WHEREOF, the Parties have caused this THIRD MODIFICATION TO LOAN PURCHASE AND ASSUMPTION AGREEMENT to be duly executed by their respective representatives thereunto duly authorized, as of the date first above written.


                                    RUSHMORE TRUST AND SAVINGS, FSB


                                    By: /s/ Linda R. Paisley           (SEAL)
                                       ________________________________
                                       Linda R. Paisley, Chief Executive Officer


                                    AMERICASBANK


                                    By: /s/ J. Clarence Jameson, III   (SEAL)
                                       ________________________________
                                       J. Clarence Jameson, III,
                                       Duly Authorized Representative

                                                            EXHIBIT 8C

                          PURCHASE AND SALE AGREEMENT


        THIS PURCHASE AND SALE AGREEMENT ("Agreement) as of the date provided hereinbelow is made between NATIONSBANK, N.A., a national banking association ("Seller"), and AMERICASBANK HOLDINGS CORPORATION, a Maryland corporation ("Purchaser"). In consideration of the mutual covenants and representations herein contained, Seller and Purchaser agree as follows:

                              1. PURCHASE AND SALE

        Subject to the terms and conditions of this Agreement, Seller hereby agrees to sell and convey to Purchaser, and Purchaser hereby agrees to purchase from Seller, the following described property (herein collectively called the "Property"):

        (a) Land. That certain tract of land (the "Land") in Baltimore County, Maryland, being more particularly described on Exhibit A attached hereto and incorporated herein by reference;

        (b) Improvements. All improvements, consisting of that certain two-story office building and a drive-in facility in the rear situated at 500 York Road in the City of Towson, Baltimore County, Maryland, including without limitation, all mechanical, heating, air conditioning, ventilation and plumbing fixtures and systems (the "Improvements") in and on the Land;

        (c) Miscellaneous Items. To the extent they are transferable and in Seller's possession, all of Seller's right, title and interest in all utility contracts, warranties, plans and specifications, engineering plans and studies, floor plans and landscape plans;

        (d) Easements. All easements, if any, benefiting the Land or the Improvements;

        (e) Rights and Appurtenances. All rights and appurtenances pertaining to the foregoing, including any right, title and interest of Seller in and to adjacent streets, alleys or rights-of-way; and

        (f)      Keys.  All keys to locks on the Property.

                               2. PURCHASE PRICE

        Purchase Price. The purchase price (the "Purchase Price") for the Property is SIX HUNDRED TWENTY FIVE THOUSAND AND NO/100 DOLLARS ($625,000.00) which shall be paid by Purchaser to Seller at the Settlement (as defined in Section 6.1) by cash, certified check, cashier's check or wire transfer.

                                3. EARNEST MONEY

        Earnest Money. Purchaser shall deliver to The Fountainhead Title Group ("Escrow Agent") within two (2) business days after the date of this Agreement, the sum of TWENTY FIVE THOUSAND AND NO/00 DOLLARS ($25,000.00) in cash (the "Earnest Money") to be invested by the Escrow Agent in an interest-bearing account as Purchaser and Seller shall direct. Seller shall have the option of terminating this Agreement if the Earnest Money is not delivered to the Escrow Agent within such time. The Earnest Money shall be held and applied in conformity to the regulations of the Baltimore County Board of Realtors. Pursuant to such regulations, if the sale of the Property is consummated pursuant to the terms of this Agreement, the Earnest Money and all interest accrued thereon shall be paid to Seller and applied to the payment of the Purchase Price. If Purchaser terminates this Agreement in accordance with any right to terminate granted by this Agreement, the Earnest Money and all interest accrued thereon shall be immediately returned to Purchaser, and no party hereto shall have any further obligations under this Agreement. Except as otherwise provided herein, in the event the sale of the Property is not consummated after Purchaser has approved the matters set forth in Sections 4.1 and 4.2 of this Agreement, all Earnest Money deposited hereunder and any interest accrued thereon shall be delivered by the Escrow Agent to Seller, and no party shall have any further obligations under this Agreement.

                          4. CONDITIONS TO SETTLEMENT

        4.1      (a)      Seller's Obligations. Seller shall deliver to
Purchaser (at Seller's expense), within ten (10) days after the date hereof, the following:

                          (i) Contracts. Copies of all contracts, if any, in the possession of Seller, pertaining to the Property (the "Contracts") as of the date of this Agreement, including but not limited to, management contracts, service contracts, equipment leases, and maintenance contracts;

                          (ii) Warranties. Copies of all warranties regarding the Property as of the date of this Agreement, if any, in the possession of Seller;

                          (iii) Plans and Specifications. Copies of the plans and specifications for the Property, if any, in the possession of Seller; and

                          (iv) Certificates of Occupancy, Permits and Licenses. Copies of all permits or licenses issued by any governmental authorities or utility companies in connection with the occupancy and use of the Improvements (including certificates of occupancy), if any, in the possession of Seller.

                          (v) Miscellaneous. Copies of all project records, rent rolls, operation statements, and any other information in the possession of Seller or its agents to permit a feasibility analysis of the Property. This includes, but is not limited to, environmental reports, surveys, the lease with Sir Speedy, and the lease with the Kent Lounge.

                 (b) Purchaser's Review of Title. As of the date of this Agreement, Purchaser shall have the right to obtain (at Purchaser's expense) the following:

                          (i) Survey. A ground survey of the Property, prepared by a licensed surveyor; and

                          (ii) Title Commitment. A Commitment for Title Insurance for an ALTA Owner's Title Policy issued by a title company licensed in the State of Maryland.

        Purchaser shall have sixty (60) days after the date of this Agreement within which to review and to approve or disapprove all such items listed in Subsections 4.1(a) and 4.1(b), including the information reflected therein, such approvals or disapprovals to be within Purchaser's sole discretion. If Purchaser fails to disapprove any such item by written notice to Seller within such period, Purchaser shall be deemed to have approved such item. If Purchaser disapproves any such item by written notice to Seller during such period, Purchaser may terminate this Agreement unless Seller (without any obligation to do so) cures Purchaser's objections to such items within thirty (30) days after Purchaser's notice of disapproval, or, if sooner, by the Settlement Date. The title exceptions listed in Schedule B of the Commitment for Title Insurance and all items shown on the survey which Purchaser approves or is deemed to approve pursuant to this Section 4.1 are hereinafter called the "Permitted Exceptions."

        4.2 Inspection. Purchaser, upon giving written notice to Seller of no less than twenty-four (24) hours, may inspect the Property at any reasonable time during business hours within sixty (60) days from the date of this Agreement. If such inspection reveals any fact or condition unacceptable to Purchaser, Purchaser shall notify Seller of such unacceptable fact or condition and may terminate this Agreement, and neither party shall have any further rights, duties or obligations hereunder. In the event Purchaser does not give such notification to Seller within such sixty (60) day period, the said inspection of the Property shall be deemed satisfactory to Purchaser. Purchaser shall not cause any liens to be filed against the Property or any portion thereof in connection with said inspections. Purchaser shall be liable for all damage or injury to person or property resulting from any such inspection occasioned by the acts of Purchaser, its employees, agents or representatives, and Purchaser shall indemnify and hold harmless Seller from any liability resulting therefrom. This indemnification by Purchaser shall survive the Settlement or the termination of this Agreement. as applicable.

        4.3      Termination. If this Agreement is terminated pursuant to
Section 4.1 or Section 4.2 above, the Earnest Money, together with all accrued interest thereon, will be promptly refunded to Purchaser, and neither party shall have any further obligations under this Agreement.

                 5. NO REPRESENTATIONS OR WARRANTIES BY SELLER

        PURCHASER ACKNOWLEDGES AND AGREES THAT SELLER HAS NOT MADE, DOES NOT MAKE AND SPECIFICALLY NEGATES AND DISCLAIMS ANY REPRESENTATIONS, WARRANTIES, PROMISES, COVENANTS, AGREEMENTS OR GUARANTIES OF ANY KIND OR CHARACTER WHATSOEVER, WHETHER EXPRESS OR IMPLIED, ORAL OR WRITTEN, PAST, PRESENT OR FUTURE, OF, AS TO,

CONCERNING OR WITH RESPECT TO (A) THE VALUE, NATURE, QUALITY OR CONDITION OF THE PROPERTY, INCLUDING, WITHOUT LIMITATION, THE WATER, SOIL AND GEOLOGY; (B) THE INCOME TO BE DERIVED FROM THE PROPERTY; (C) THE SUITABILITY OF THE PROPERTY FOR ANY AND ALL ACTIVITIES AND USES WHICH PURCHASER OR ANYONE ELSE MAY CONDUCT THEREON; (D) THE COMPLIANCE OF OR BY THE PROPERTY OR ITS OPERATION WITH ANY LAWS, RULES, ORDINANCES OR REGULATIONS OF ANY APPLICABLE GOVERNMENTAL AUTHORITY OR BODY; (E) THE HABITABILITY, MERCHANTABILITY, MARKETABILITY, PROFITABILITY OR FITNESS FOR A PARTICULAR PURPOSE OF THE PROPERTY; (F) THE MANNER OR QUALITY OF THE CONSTRUCTION OF MATERIALS, IF ANY, INCORPORATED INTO THE PROPERTY; (G) THE MANNER, QUALITY, STATE OF REPAIR OR LACK OF REPAIR OF THE PROPERTY; OR (H) ANY OTHER WITH RESPECT TO THE PROPERTY, AND SPECIFICALLY, THAT SELLER HAS NOT MADE, DOES NOT MAKE AND SPECIFICALLY DISCLAIMS ANY REPRESENTATIONS REGARDING COMPLIANCE WITH ANY ENVIRONMENTAL PROTECTION, POLLUTION OR LAND USE LAWS, RULES, REGULATIONS, ORDERS OR EQUIVALENTS, INCLUDING SOLID WASTE, AS DEFINED BY THE U.S. ENVIRONMENTAL PROTECTION AGENCY REGULATIONS AT 40 C.F.R., PART 261, OR THE DISPOSAL OR EXISTENCE, IN OR ON THE PROPERTY, OF ANY HAZARDOUS SUBSTANCE AS DEFINED BY THE COMPREHENSIVE ENVIRONMENTAL RESPONSE COMPENSATION AND LIABILITY ACT OF 1980, AS AMENDED, AND REGULATIONS PROMULGATED THEREUNDER. PURCHASER FURTHER ACKNOWLEDGES AND AGREES THAT, HAVING BEEN GIVEN THE OPPORTUNITY TO INSPECT THE PROPERTY, PURCHASER IS RELYNG SOLELY ON ITS OWN INVESTIGATION OF THE PROPERTY AND NOT ON ANY INFORMATION PROVIDED OR TO BE PROVIDED BY SELLER. PURCHASER FURTHER ACKNOWLEDGES AND AGREES THAT ANY INFORMATION PROVIDED OR TO BE PROVIDED WITH RESPECT TO THE PROPERTY WAS OBTAINED FROM A VARIETY OF SOURCES AND THAT SELLER HAS NOT MADE ANY INDEPENDENT INVESTIGATION OR VERIFICATION OF SUCH INFORMATION AND MAKES NO REPRESENTATIONS AS TO THE ACCURACY OR COMPLETENESS OF SUCH INFORMATION. SELLER IS NOT LIABLE OR BOUND IN ANY MANNER BY ANY VERBAL OR WRITTEN STATEMENTS, REPRESENTATIONS OR INFORMATION PERTAINING TO THE PROPERTY, OR THE OPERATION THEREOF, FURNISHED BY ANY REAL ESTATE BROKER, AGENT, EMPLOYEE, SERVANT OR OTHER PERSON. PURCHASER FURTHER ACKNOWLEDGES AND AGREES THAT TO THE MAXIMUM EXTENT PERMITTED BY LAW, THE SALE OF THE PROPERTY AS PROVIDED FOR HEREIN IS MADE ON AN "AS-IS" CONDITION AND BASIS WITH ALL FAULTS. IT IS UNDERSTOOD AND AGREED THAT THE PURCHASE PRICE HAS BEEN ADJUSTED BY PRIOR NEGOTIATION TO REFLECT THAT THE PROPERTY IS SOLD BY SELLER AND PURCHASED BY PURCHASER SUBJECT TO THE FOREGOING.

                                 6. SETTLEMENT

        6.1 Settlement. The settlement ("Settlement") shall be held at the office of The Fountainhead Title Group at 7939 Honeygo Boulevard, Suite 120, Baltimore, Maryland 21236, on or before December 31, 1997 (the "Settlement Date"), unless the parties mutually agree upon another place or date.

        6.2 Seller's Obligations at Settlement. At Settlement, Seller shall deliver to Purchaser the following documents:

                 (a) Deed. Special Warranty Deed (the "Deed") executed by Seller conveying the Land to Purchaser in the form attached to this Agreement as Exhibit "B" subject to no exceptions other than the Permitted Exceptions;

                 (b) Evidence of Authority. Copy of Seller's resolutions, certified by Seller as true and complete, as of the Settlement Date, so as to evidence the authority of the persons signing the Deed and other documents to be executed by Seller at Settlement and the power and authority of Seller to convey the Property to Purchaser in accordance with this Agreement.

                 (c) Contracts. The originals of all Contracts, if any, in the possession of Seller and an assignment thereof;

                 (d) Warranties. The originals of all warranties regarding the Property, if any, in the possession of Seller; and

                 (e) Foreign Person. An affidavit of Seller certifying that Seller is not a "foreign person" as defined in the federal Foreign Investment in Real Property Tax Act of 1980.

        6.3 Purchaser's Obligations at Settlement. At Settlement, Purchaser shall deliver to Seller the following:

                 (a) Purchase Price. The Purchase Price by cash, certified check, cashier's check or wire transfer of immediately available funds; and

                 (b) Evidence of Authority. Copy of Purchaser's resolutions and all amendments thereto, certified as true and complete, as of the Settlement Date, so as to evidence the authority of the persons signing this Agreement.

        6.4 Proration. All real estate taxes and all other assessments and charges with respect to the Property for the year in which the Settlement occurs, shall be prorated to the Settlement Date.

                 (a) If the Settlement shall occur before the actual amount of utilities and other operating expenses with respect to the Property for the month in which the Settlement occurs are determined, the apportionment of such utilities and other operating expenses shall be upon the basis of an estimate by Seller of such utilities and other operating expenses for such month. Subsequent to the Settlement, when the actual amount of such utilities and other operating expenses with respect to the Property for the month in which the Settlement occurs are determined, the parties agree to adjust the proration of such utilities and other operating expenses and, if necessary, to refund or repay such sums as shall be necessary to effect such adjustment.

                 (b) If the Settlement shall occur before the tax rate or the assessed valuation of the Property is fixed for the then current year, the apportionment of taxes for the year in which the Settlement occurs shall be upon the basis of the tax rate for the preceding year applied to the latest assessed valuation.

        This agreement of Seller and Purchaser set forth in this Section 6.4 shall survive the Settlement.

        6.5 Possession. Possession of the Property shall be delivered to Purchaser at Settlement, subject to the Permitted Exceptions.

        6.6 Settlement Costs. Except as otherwise expressly provided herein, Seller shall pay, on the Settlement Date the real estate commission payable to Broker (as hereafter defined) and one-half (1/2) of any escrow fees charged by Escrow Agent. Purchaser shall pay, on the Settlement Date, the premium for the Owner's Policy of Title Insurance, the survey, all recording costs, all other customary charges regarding the Settlement and one-half (1/2) of any escrow fees charged by Escrow Agent. Each party shall pay its own attorneys' fees.

        6.7      Contingency.

                 (a) This Agreement is subject to approval of the Office of Thrift Supervision (OTS). OTS approval takes 60 days from the date of application. Purchaser will have applied for OTS approval by the end of the Study Period.

                 (b) This offer is contingent upon the counters, vault, safe deposit boxes, ATM, Furniture, and security systems being left in place. Purchaser understands that the "M.D.I." panel will be removed.


                  7. REPRESENTATIONS AND WARRANTY OF PURCHASER

        Purchaser hereby represents and warrants to Seller that Purchaser has no related interest, direct or indirect, in or with NationsBank Corporation, NationsBank, N.A., or NationsBanc Services, Inc. in the acquisition of the Property through this transaction or any presently contemplated future transaction with any such entities or employees of such entities involving the Property. This representation and warranty of Purchaser shall survive the Settlement.

                                8. RISK OF LOSS

        8.1 Casualty. If the Property, or any part thereof suffers any damage prior to Settlement from fire or other casualty in an amount equal to or in excess of $25,000.00, which Seller shall have no obligation to repair, Purchaser may either (a) terminate this Agreement or (b) consummate the Settlement, in which latter event the proceeds of any insurance covering such damage, up to the amount of the Purchase Price, shall be assigned to Purchaser at the Settlement. If any such damage is in an amount less the $25,000.00, Seller shall repair the Property to the condition that it was in prior to any such damage.

        8.2 Condemnation. If, prior to Settlement, action is initiated or threatened to take any of the Property by eminent domain proceedings or by deed in lieu thereof, Purchaser shall have ten (10) days from receipt of written notice of such event from Seller to advise Seller that it intends to (a) terminate this Agreement or (b) consummate the Settlement, in which latter event the award of the condemning authority shall be assigned to Purchaser at the Settlement. If Seller does not receive any such notice from Purchaser within such ten (10) day period, then Purchaser shall be deemed to have elected option
(b) of this Section 8.2.

                                   9. DEFAULT

        9.1 Breach by Seller. If Seller breaches this Agreement, Purchaser may terminate this Agreement and thereupon shall be entitled to the immediate return of the Earnest Money, together with all accrued interest thereon, as its sole and exclusive remedy and relief thereunder. In no event shall Seller be liable to Purchaser for any actual, punitive, speculative, consequential or other damages.

        9.2 Breach by Purchaser. If Purchaser breaches this Agreement, Seller shall be entitled to the Earnest Money together with all interest accrued thereon, if any, as liquidated damages (and not as a penalty) and as Seller's sole remedy and relief hereunder. Seller and Purchaser have made this provision for liquidated damages because it would be difficult to calculate on the date hereof the amount of actual damages for such breach, and these sums represent reasonable compensation to Seller for such breach.

                             10. FUTURE OPERATIONS

        From the date of this Agreement until the Settlement or earlier termination of this Agreement:

                 (a) Maintenance, Litigation. Except for condemnation and casualty which are provided for in Section 8, Seller (i) will keep and maintain the Property in its condition as of the date of this Agreement (reasonable wear and tear excepted), and (ii) will use its best effort promptly to advise Purchaser of any litigation, arbitration, or administrative hearing concerning the Property arising or threatened after the date of this Agreement.

                 (b) Contracts. Seller will not, without the prior written consent of Purchaser, modify, enter into, or renew any contract which cannot be canceled upon thirty (30) days' prior written notice.

                              11. CONFIDENTIALITY

        11.1 Non-Disclosure. From and after the date of this Agreement or only with the prior written consent of the other party, neither Purchaser nor Seller shall prior to the Settlement (i) make or permit to be made any announcements or press releases concerning the existence of this Agreement, the terms of the purchase of the Property or any other information concerning this Agreement or the transaction contemplated herein or (ii) disclose or permit to be disclosed, directly or indirectly, to any person or entity any information in respect of the Property which is obtained pursuant to this Agreement or through any inspection of the Property or records concerning the Property.

        Notwithstanding anything contained herein to the contrary the parties hereto understand that Purchaser will be disclosing the existence of this Agreement to a neighboring property owner for the purpose of negotiating an easement over its property, and with the OTS. At the end of the sixty (60) days study period described in Section 4 above the Purchaser also intends on making a press release which will include the existence of this Agreement.

        11.2 Limited Disclosure to Advisors. Each party shall have the right to disclose information in respect of the Property to its attorneys, accountants, prospective lenders and their Counsel so long as they agree to be bound by the terms of this Section 11.

                               12. MISCELLANEOUS

        12.1 Notice. Whenever this Agreement requires or permits any consent, approval, notice, request, or demand from one party to the other (collectively "Notice"), such Notice must be in writing to be effective and shall be effective on the date of actual receipt of such Notice by the addressee or when the attempted initial delivery is refused or when it cannot be made because of a change of address of which the sending party has not been notified. The following shall, without limitation, be prima facie evidence of actual receipt of Notice by the addressee: (a) if mailed, by a United States certified mail return receipt, signed by the addressee or the addressee's agent; (b) if by telegram, by a telegram receipt signed by the addressee or the addressee's agent; or (c) if hand-delivered, by a delivery receipt, signed by the addressee or the addressee's agent. The parties' respective addresses for delivery of any Notice are set forth below unless another address within the state of Maryland is designated in writing by any party to the other.

        IF TO SELLER:             NationsBank, N.A.
                                  Real Estate Services
                                  100 South Charles Street
                                  Baltimore, Maryland 21201
                                  Attention:  Victor Saville
                                                 Vice President

        WITH A COPY TO:           Legal Department
                                  10 Light Street - MD4-302-14-01
                                  Baltimore, Maryland 21202
                                  Attention: Michael S. Karas, Esq.

        IF TO PURCHASER:          Pezzulla and Pezzulla
                                  401 Washington Avenue
                                  Suite 301
                                  Towson, Maryland 21204
                                  Attention: Kenneth D. Pezzulla, Esq.

        WITH A COPY TO:           J. Clarence Jamison III

                                  525 E. Joppa Road
                                  Suite 100
                                  Towson, Maryland 21286

                                  David M. Strouse
                                  Continental Realty Corp.
                                  17 W. Pennsylvania Avenue
                                  Towson, Maryland 21204-5096


        12.2 Real Estate Commissions. Except for the obligation of Seller to pay a commission to Charles E. Smith Management Company (who is obligated to pay Continental Realty Corp. pursuant to a separate agreement) under a separate agreement (which Seller indemnifies Purchaser for) Seller and Purchaser hereby indemnify and hold each other harmless against any loss, claim, expense or liability with respect to any commissions or brokerage fees claimed on account of the execution of this Agreement due to any action of the indemnifying party.

        12.3 Entire Agreement. This Agreement embodies the entire agreement between the parties relative to the subject matter hereof, and there are no oral or written agreements between the parties nor any representations made by either party relative to the subject matter hereof which are not expressly set forth herein.

        12.4 Amendment. This Agreement may be amended only by a written instrument executed by the party or parties to be bound thereby.

        12.5 Headings. The captions and headings used in this Agreement are for convenience only and do not in any way limit, amplify, or otherwise modify the provisions of this Agreement.

        12.6 Time of Essence. Time is of the essence of this Agreement. However, if the final date of any period which is not set out in any provision of this Agreement falls on a Saturday, Sunday or legal holiday under the law of the United States or the State of Maryland, then in such event, the time of such period shall be extended to the next day which is not a Saturday, Sunday or legal holiday.

        12.7 Governing Law. This Agreement shall be governed by the laws of the State of Maryland and the applicable federal laws of the United States.

        12.8 Successors and Assigns. This Agreement shall bind and inure to the benefit of Seller and Purchaser and their respective heirs, executors, administrators, personal and legal representatives, successors and assigns. Purchaser shall not assign Purchaser's rights under this Agreement without the prior written consent of Seller, except that Purchaser shall be assigning this Agreement to a federally chartered thrift being formed by the Purchaser.

        12.9 Invalid Provision. If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws, such provision shall be fully severable; this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provisions had never comprised a part of this Agreement, and the remaining provisions of this Agreement shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Agreement.

        12.10 Attorneys' Fees. In the event it becomes necessary for either party hereto to file suit to enforce this Agreement or any provision contained herein, the party prevailing in such suit shall be entitled to recover, in addition to all other remedies or damages as herein provided, reasonable attorneys' fees incurred in such suit.

        12.11 Multiple Counterparts. This Agreement may be executed in a number of identical counterparts, each of which for all purposes is deemed an original, and all of which constitute collectively one (1) agreement.

        12.12 Date of This Agreement. This Agreement shall be null and void unless Purchaser, no later than August 15, 1997, delivers three (3) executed copies of this Agreement to Seller at the address shown in Section 12.1 hereof. As used in this Agreement, the terms "date of this Agreement" or "date hereof" shall mean and refer to the date of execution of this Agreement by Seller.

        12.13 Exhibits. The following exhibits are attached to this Agreement and are incorporated into this Agreement and made a part hereof:

                  (a)     Exhibit A, the Land; and
                  (b)     Exhibit B, the Special Warranty Deed;


                                    SELLER:

                                    NATIONSBANK, N.A.,
                                    a national banking association


                                    By: /s/ Victor L. Saville
                                       ________________________________
                                       Victor L. Saville,
                                       Vice President

                                    Date:______________________________


                                    PURCHASER:

                                    AMERICASBANK HOLDINGS
                                    CORPORATION
                                    a__________________________________


                                    By: /s/ J. Clarence Jameson
                                       ________________________________
                                       J. Clarence Jameson,
                                       President

                                    Date:______________________________