Form 10QSB
period 1998-03-31
AMERICASBANK CORP
filed 1998-05-15
CIK 1040491

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the quarterly period ended March 31, 1998.

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


              3621 East Lombard Street, Baltimore, Maryland 21224
                    (Address of Principal Executive Offices)

                                 (410) 342-8303
                (Issuer's Telephone Number, Including Area Code)

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

Yes   X            No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 1998, there were 300,000 shares of Issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes   X    No

                         PART I - FINANCIAL INFORMATION

Item 1.                        Financial Statements


                      AMERICASBANK CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                                March 31,          December 31,
                                                                                  1998                 1997
                                                                               -----------         ------------
Assets                                                                         (unaudited)
Cash and cash equivalents:
     On-hand and due from banks                                                 $   82,000          $   155,000
     Interest-bearing accounts                                                      15,000               31,000
     Federal funds sold                                                          2,582,000            3,151,000
Investment securities, available for sale                                          540,000              569,000
Loans receivable, net                                                            6,510,000            6,251,000
Investment in Federal Home Loan Bank stock, at cost                                 54,000               54,000
Accrued interest receivable                                                         57,000               51,000
Property and equipment, net                                                        742,000              746,000
Organizational costs, net                                                          125,000              133,000
Other assets, net                                                                  307,000              279,000
                                                                               -----------          -----------
     Total assets                                                              $11,014,000          $11,420,000
                                                                               ===========          ===========

Liabilities and Stockholders' Equity
Deposits:
     Noninterest-bearing                                                       $   374,000          $   952,000
     Interest-bearing                                                            7,622,000            7,444,000
Mortgage escrow deposits                                                           162,000              119,000
Accrued interest on deposits                                                             -               32,000
Accounts payable and accrued expenses                                               85,000               62,000
                                                                                ----------           ----------
     Total liabilities                                                          $8,243,000           $8,609,000
                                                                                ----------           ----------

Stockholders' Equity:
     Preferred stock, par value $0.01 per share,
       5,000,000 shares authorized, 0 shares issued
        and outstanding
     Common stock, par value $0.01 per share,
       5,000,000 shares authorized, 300,000 shares
        issued and outstanding                                                       3,000                3,000
     Additional paid-in capital                                                  2,847,000            2,847,000
     Accumulated deficit                                                          (79,000)             (39,000)
                                                                               -----------          -----------

     Total stockholders' equity                                                  2,771,000            2,811,000
                                                                               -----------          -----------
     Total liabilities and stockholders' equity                                $11,014,000          $11,420,000
                                                                               ===========          ===========

The accompanying notes are an integral part of this consolidated balance sheet.

                      AMERICASBANK CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
                                  (UNAUDITED)

                                                                           Three Months Ended March 31,
                                                                             1998                1997
                                                                             ----                ----
Interest Income:
     Interest income on loans                                              $ 151,000             $     -
     Interest income on investment securities                                 39,000               2,000
                                                                           ---------             -------
       Total interest income                                                 190,000               2,000

Interest expense on deposits                                                  87,000                   -
                                                                           ---------             -------

     Net interest income                                                     103,000               2,000

Provision for loan losses                                                     10,000                   -
                                                                           ---------             -------

     Net interest income after provision for
       loan losses                                                            93,000               2,000

Non-Interest Income:
     Loan fees and service charges                                             2,000                   -
                                                                           ---------             -------
        Total non-interest income                                              2,000                   -
                                                                           ---------             -------

Other operating expenses:
     Salaries and benefits                                                    32,000                   -
     Depreciation and amortization                                            34,000                   -
     Occupancy expense                                                         6,000                   -
     Data processing                                                          16,000                   -
     Professional fees                                                        19,000                   -
     Office supplies                                                           5,000                   -
     Other operating expenses                                                 23,000                   -
                                                                           ---------             -------
        Total other operating expenses                                       135,000                   -
                                                                           ---------             -------
        (Loss) income before provision for
          income taxes                                                      (40,000)               2,000

Provision for Income Taxes                                                         -                   -
                                                                           ---------             -------

     Net (loss) income                                                     $(40,000)             $ 2,000
                                                                           =========             =======

Loss Per Common Share - Basic and Diluted                                  $   (.13)             $     -
                                                                           =========             =======

Weighted Average Shares Outstanding                                          300,000                   -
                                                                           =========             =======


 The accompanying notes are an integral part of these consolidated statements.

                      AMERICASBANK CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Three Months Ended March 31,
                                                                                   1998              1997
                                                                                   ----              ----
Cash Flows from Operating Activities:
    Net (loss) income                                                             $ (40,000)       $   2,000
    Adjustments to reconcile net (loss) income
       to net cash provided by operating activities-
       Provision for loan losses                                                     10,000
       Depreciation and amortization                                                 34,000
       Increase in accrued interest receivable                                       (6,000)
       Increase in other assets                                                     (42,000)         (23,000)
       Decrease in accrued interest on deposits                                     (32,000)
       Increase in accounts payable and accrued expenses                             23,000           23,000
                                                                                 ----------        ---------
          Net cash provided by (used in) operating
           activities                                                               (53,000)           2,000
                                                                                 ----------        ---------

Cash Flows from Investing Activities:
     Sale of investment securities                                                   29,000
     Loan principal disbursements                                                  (601,000)
     Principal repayments on loans receivable                                       332,000
     Purchase of property and equipment                                              (8,000)
                                                                                 ----------        ---------
       Net cash used in investing activities                                       (248,000)               0
                                                                                 ----------        ---------

Cash Flows from Financing Activities:
     Decrease in savings deposits                                                  (400,000)
     Increase in mortgage escrow deposits                                            43,000
     Advances from related parties                                                        -          228,000
                                                                                 ----------        ---------
       Net cash (used in) provided from financing
         activities                                                                (357,000)         228,000
                                                                                 ----------        ---------

(Decrease) Increase In Cash and Cash Equivalents                                   (658,000)         230,000

Cash and Cash Equivalents, beginning of period                                    3,337,000          298,000
                                                                                 ----------        ---------

Cash and Cash Equivalents, end of period                                         $2,679,000        $ 528,000
                                                                                 ==========        =========


 The accompanying notes are an integral part of these consolidated statements.

                               AMERICASBANK CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)        Organization and Business

AmericasBank Corp. (the Company) was incorporated under the laws of the State of Maryland on June 4, 1996 primarily to hold all the outstanding shares of capital stock of a federal stock savings bank.

Effective November 30, 1997, the Company completed an initial public offering (the Offering) in which it sold 300,000 shares of stock for $10 per share, less offering costs. On December 1, 1997, the Company acquired certain assets and assumed certain deposit liabilities primarily related to the Baltimore Branch of Rushmore Trust and Savings, FSB. Concurrent with the acquisition, the branch commenced banking operations under the name AmericasBank (the Bank) as a wholly-owned subsidiary of the Company. The Bank is a member of the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation.

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

(2)        Basis of Presentation

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-KSB.

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months ended March 31, 1998 and 1997. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.

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

         As the Bank commenced operations as of December 1, 1997, the fiscal quarter ended March 31, 1998 is the first full fiscal quarter for which the Bank was in operation. Prior to December 1, 1997, the Company and the Bank were engaged in the activities necessary to organize the Bank and the Company.

Business Conducted by the Bank

         The Bank is a community-oriented financial institution. Its business is to attract retail deposits and to invest those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family mortgage loans. To a lesser extent, the Bank invests or intends to invest in home equity loans, multi-family loans, commercial real estate loans, construction loans (primarily for one- to four-family home construction for the borrower), commercial business loans and consumer loans. The Bank's deposit base is comprised of traditional deposit products including checking accounts, insured investment accounts, statement savings accounts, passbook deposit accounts, money market accounts, certificates of deposit and individual retirement accounts.

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

         Management intends to expand the business of the Bank by opening branches, either through internal growth or through acquisitions of existing banks. On December 31, 1997, the Company's wholly owned subsidiary, AmericasBank Holdings Corporation, purchased from NationsBank, N.A. ("NationsBank"), a building located at 500 York Road, Towson, Maryland 21286 (the "Towson Property"). Until July 1997, the Towson Property had served as a branch of NationsBank. Subject to, among other things, regulatory approval, the Company intends to utilize the Towson Property as a branch of the Bank. At this time, other than the Towson Property, management has not identified any specific locations for branches of the Bank.

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

         The Company's executive offices and the Bank's initial banking office are located at 3621 East Lombard Street, Baltimore, Maryland 21224 (the "Banking Office"). Prior to the Acquisition, the Banking Office was the location of the Baltimore Branch of Rushmore. Management anticipates that the Bank will draw most of its customer deposits and conduct most of its lending transactions from within the area surrounding its Banking Office, as well as from within the Baltimore metropolitan area.

Capital Resources

         On August 7, 1997, the Company commenced an initial public offering (the "Offering") of a maximum of 300,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), pursuant to the Company's Registration Statement on Form SB-1 (No. 333-28881), primarily for the purpose of raising the funds necessary to capitalize the Bank. The Offering was terminated by the Company on November 30, 1997 when the Company sold the maximum number of shares available in the Offering. The Company received gross Offering proceeds of $3,000,000, and incurred Offering expenses of $150,000, resulting in net Offering proceeds of $2,850,000. Effective as of December 1, 1997, the Company purchased $2,150,000 of the capital stock of the Bank, and the Bank became a wholly owned subsidiary of the Company.

         Management believes that the $2,850,000 of net Offering proceeds will satisfy the cash requirements of the Company and the Bank for their respective first three years of operations, assuming no new branches are opened during this period, but there can be no assurance that this will be the case. This estimate is based on the level of expenses commensurate with the estimated number of employees and estimated size of the operations of the Bank during this period and the amount of capital normally required for a bank with total assets in the range in which management expects the Bank's assets to be during this period. The Company's and the Bank's future capital requirements, however, will depend on many factors, including the Bank's ability to successfully originate loans and attract deposits and the Bank's ability to implement its branch expansion strategy. To the extent that the Company and the Bank's current capital is insufficient to fund the Company and the Bank's future operating requirements or to implement the branch expansion strategy, it may be necessary to raise additional funds, through public or private financings.

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

         The Bank currently maintains a liquidity ratio and a level of capitalization in excess of the minimum standards required by the Bank's primary regulator, the OTS.

         As of March 24, 1998, the Company's Common Stock became eligible to be quoted on the OTC Bulletin Board and reported in the "pink sheets" under the symbol AMBB.

Financial Condition and Results of Operations

         The Bank commenced operations as of December 1, 1997, and its activities have primarily consisted of accepting deposits, making loans and servicing the deposits and loans acquired from Rushmore. Since banking operations only commenced on December 1, 1997, a comparison of the March 31, 1998 results to those of March 31, 1997 are not meaningful. This discussion will therefore concentrate on the March 31, 1998 results.

         At March 31, 1998, the Company had total assets of approximately $11,000,000, total loans of approximately $6,500,000 and total deposits of approximately $8,000,000. From December 31, 1997 to March 31, 1998, the Company's loans increased from approximately $6,250,000 to $6,500,000, and its deposits decreased from approximately $8,400,000 to $8,000,000. The deposits decreased because the certified check that the Company delivered for payment for the Towson Property, which had not been presented for payment as of December 31, 1998 and which was classified as a deposit liability on the Company's consolidated balance sheet for the year ended December 31, 1997, was presented for payment during January 1998. The Company experienced a loss of approximately $40,000 for the quarter ended March 31, 1998, primarily as a result of operating costs exceeding income.

         Net interest income for the quarter ended March 31, 1998 was $93,000. Net interest income, which is the difference between the interest expense incurred in connection with the Company and the Bank's interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from interest-earning assets, such as loans and investment securities, is the most significant component of the Company's earnings. Volatility in interest rates could cause the Bank to pay increased interest rates to obtain deposits and, if the Bank is not able to increase the interest rate on its loans and the rate of return on its investment portfolio, net interest income will suffer.

Year 2000 Compliance

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

         The Bank contracts with an outside firm to provide data processing services. The Bank's contract with this firm is schedule to expire on December 1, 2000. The data processing firm has advised the Bank in writing that it intends for its software to be Year 2000 compliant by December 31, 1998. In other words, the data processing firm's software would not be impacted by any date-sensitive calculations related to the Year 2000 Issue. The Bank does not anticipate incurring any extra costs from the data processing firm in connection with the Year 2000 Issue. The data processing firm provides the Bank with periodic updates on its progress with regard to the Year 2000 Issue. The Bank does not believe that its business will be materially impacted by the Year 2000 Issue, assuming that the data processing firm fulfills its representation to the Bank that its software will be Year 2000 compliant by December 31, 1998.

         IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THE COMPANY'S LACK OF OPERATING HISTORY, GENERAL RISKS OF THE ACQUISITION, INTEREST RATE AND LENDING RISKS ASSOCIATED WITH THE LOANS ACQUIRED IN THE ACQUISITION, RISK OF LOAN LOSSES, DEPENDENCE ON KEY MANAGEMENT PERSONNEL, IMPACT OF GOVERNMENT REGULATION ON OPERATING RESULTS, RISKS OF COMPETITIVE MARKET, EFFECT OF INTEREST RATES ON NET INTEREST INCOME, DEPOSIT FLOWS, THE COST OF FUNDS, DEMAND FOR LOAN PRODUCTS, IMPACT OF MONETARY POLICY AND OTHER ECONOMIC FACTORS ON OPERATING RESULTS, RISKS OF EXPANSION STRATEGIES, NO ASSURANCE OF ABILITY TO RAISE ADDITIONAL CAPITAL, UNCERTAINTY AS TO EFFECTS OF CHANGES IN FEDERAL LEGISLATION AND REGULATION AND CHANGES IN TAX POLICIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.

                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

                           None.

Item 2.       Changes in Securities and Use of Proceeds.

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

Item 6.       Exhibits and Reports on Form 8-K.

                           (a)      Exhibits.

                           The following exhibit is being filed herewith:

                           EXHIBIT 27       Financial Data Schedules

                           (b)      Reports on Form 8-K.

                           None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICASBANK CORP.

Date: May 15, 1998                     By: /s/ J. Clarence Jameson, III
                                           ________________________________
                                            J. Clarence Jameson, III,
                                            President and Chairman of the
                                                Board of Directors
                                            (Principal Executive Officer)

Date: May 15, 1998                     By: /s/ Larry D. Ohler
                                           ________________________________
                                            Larry D. Ohler, Treasurer
                                                (Principal Financial and
                                                Accounting Officer)