Form 10QSB
period 1998-06-30
AMERICASBANK CORP
filed 1998-08-14
CIK 1040491

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the quarterly period ended June 30, 1998.

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

                                 (410) 342-8303
                                 --------------
               (Issuer's Telephone Number, Including Area Code)

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

Yes   X      No
    -----       -----

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 1998, there were 300,000 shares of Issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes   X    No
    -----     -----

                        PART I - FINANCIAL INFORMATION


Item 1.                      Financial Statements

                      AMERICASBANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                  AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                                                     June 30,     December 31,
                                                       1998           1997
                                                   ------------   ------------
                                                    (unaudited)
Assets
Cash and cash equivalents:
   On-hand and due from banks                       $   93,000   $   155,000
   Interest-bearing accounts                            15,000        31,000
   Federal funds sold                                2,945,000     3,151,000
Investment securities, available for sale              531,000       569,000
Loans receivable, net                                6,562,000     6,251,000
Investment in Federal Home Loan Bank stock, at cost     54,000        54,000
Accrued interest receivable                             61,000        51,000
Property and equipment, net                            744,000       746,000
Organizational costs, net                              118,000       133,000
Other assets, net                                      262,000       279,000
                                                   -----------   -----------
   Total assets                                    $11,385,000   $11,420,000
                                                   ===========   ===========
Liabilities and Stockholders' Equity
Deposits:
   Noninterest-bearing                             $   396,000   $   952,000
   Interest-bearing                                  7,996,000     7,444,000
Mortgage escrow deposits                               202,000       119,000
Accrued interest on deposits                                 -        32,000
Accounts payable and accrued expenses                   72,000        62,000
                                                    ----------    ----------
   Total liabilities                                $8,666,000    $8,609,000
                                                    ----------    ----------
Stockholders' Equity:
   Preferred stock, par value $0.01 per share,
     5,000,000 shares authorized, 0 shares issued
      and outstanding
   Common stock, par value $0.01 per share,
     5,000,000 shares authorized, 300,000 shares
      issued and outstanding                             3,000         3,000
   Additional paid-in capital                        2,847,000     2,847,000
   Accumulated deficit                                (131,000)      (39,000)
                                                  ------------   -----------

   Total stockholders' equity                        2,719,000     2,811,000
                                                  ------------   -----------
   Total liabilities and stockholders' equity      $11,385,000   $11,420,000
                                                  ============   ===========

The accompanying notes are an integral part of this consolidated balance sheet.

                      AMERICASBANK CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATION
                                  (UNAUDITED)

                                               Six Months Ended June 30,    Three Months Ended June 30,
                                               -------------------------    ---------------------------
                                                   1998          1997            1998          1997
                                                   ----          ----            ----          ----
Interest Income:
   Interest income on loans                     $ 311,000       $     -       $ 160,000       $     -
   Interest income on investment securities        84,000        11,000          45,000         9,000
                                                ---------      --------       ---------      --------
     Total interest income                        395,000        11,000         205,000         9,000

Interest expense on deposits                      180,000             -          93,000             -
                                                ---------       -------       ---------       -------

   Net interest income                            215,000        11,000         112,000         9,000

Provision for loan losses                          18,000             -           8,000             -
                                                ---------       -------       ---------       -------
   Net interest income after provision for
     loan losses                                  197,000        11,000         104,000         9,000
                                                ---------      --------       ---------      --------

Fees and service charges                            7,000             -           5,000             -
                                                ---------       -------       ---------       -------
Other operating expenses:
   Salaries and benefits                           62,000             -          30,000             -
   Depreciation and amortization                   71,000             -          37,000             -
   Occupancy expense                               10,000             -           4,000             -
   Data processing                                 28,000             -          12,000             -
   Professional fees                               69,000         5,000          50,000         5,000
   Office supplies                                 10,000             -           5,000             -
   Other operating expenses                        46,000             -          23,000             -
                                                ---------       -------       ---------       -------
      Total other operating expenses              296,000         5,000         161,000         5,000
                                                ---------       -------       ---------       -------
      (Loss) income before provision for
        income taxes                              (92,000)        6,000         (52,000)        4,000

Provision for Income Taxes                              -             -               -             -
                                                ---------       -------       ---------       -------
   Net (loss) income                            $ (92,000)      $ 6,000       $ (52,000)      $ 4,000
                                                =========       =======       =========       =======

Loss Per Common Share - Basic and Diluted       $    (.31)       $    -       $    (.17)       $    -
                                                =========       =======       =========       =======

Weighted Average Shares Outstanding               300,000             -         300,000             -
                                                =========       =======       =========       =======


The accompanying notes are an integral part of these consolidated statements.

                      AMERICASBANK CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       Six Months Ended June 30,
                                                             1998        1997
                                                             ----        ----
Cash Flows from Operating Activities:
   Net (loss) income                                   $   (92,000)  $   6,000
   Adjustments to reconcile net (loss) income
     to net cash provided by operating activities-
     Provision for loan losses                              18,000           -
     Depreciation and amortization                          71,000           -
     Increase in accrued interest receivable               (10,000)     (1,000)
     Increase in other assets                              (16,000)          -
     Decrease in accrued interest on deposits              (32,000)          -
     Increase in accounts payable and accrued expenses      10,000       5,000
                                                       -----------   ---------
        Net cash provided by (used in) operating
         activities                                        (51,000)     10,000
                                                       -----------   ---------
Cash Flows from Investing Activities:
   Sales of investment securities                           38,000           -
   Loan principal disbursements                         (1,143,000)          -
   Principal repayments on loans receivable                814,000           -
   Purchase of property and equipment                      (21,000)          -
   Cash paid for organizational costs                            -      (9,000)
                                                       -----------   ---------

     Net cash used in investing activities                (312,000)     (9,000)
                                                       -----------   ---------
Cash Flows from Financing Activities:
   Decrease in savings deposits                             (4,000)          -
   Increase in mortgage escrow deposits                     83,000           -
   Stock offering costs                                          -      (8,000)
   Advances from related parties                                 -     193,000
                                                       -----------   ---------
     Net cash (used in) provided from financing
       activities                                           79,000     185,000
                                                       -----------   ---------

(Decrease) Increase In Cash and Cash Equivalents          (284,000)    186,000

Cash and Cash Equivalents, beginning of period           3,337,000     298,000
                                                       -----------   ---------

Cash and Cash Equivalents, end of period               $ 3,053,000   $ 484,000
                                                       ===========   =========


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

Effective November 30, 1997, the Company completed an initial public offering (the Offering) in which it sold 300,000 shares of common stock for $10 per share, less offering costs. On December 1, 1997, the Company acquired certain assets and assumed certain deposit liabilities primarily related to the Baltimore Branch of Rushmore Trust and Savings, FSB. Concurrent with the acquisition, the branch commenced banking operations under the name AmericasBank (the Bank) as a wholly-owned subsidiary of the Company. The Bank is a member of the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation.

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

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six months ended June 30, 1998 and 1997. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.

(3)     Stock Options

On June 1, 1998, the Company adopted a stock option plan for the granting of stock options to employees and nonemployee directors. The options are vested immediately and may be exercised six months after the grant date. In the event of termination without cause, the stock options expire in three months from the date of termination. Options granted to directors expire on the first anniversary of the effective date of termination as a director. All options expire on the 10th anniversary of the grant date.

As of June 30, 1998, 29,840 stock options have been issued at an option price of $10.00 per share, which approximates management's estimate of the fair value of the Company's common stock on the date of grant. No options have been exercised as of June 30, 1998.

(4)     Subsequent Event

On August 13, 1998, the Company filed a Registration Statement on Form SB-1 with the Securities and Exchange Commission in connection with the offering by the Company of a minimum of 125,000 units and a maximum of 312,500 units, each unit consisting of one share of common stock and one common stock purchase warrant, at a price of $12.00 per unit.

Item 2.                        Plan of Operation

General

      AmericasBank Corp. (the "Company") was incorporated under the laws of the State of Maryland on June 4, 1996, primarily to own all of the outstanding shares of capital stock of a federal stock savings bank to be named AmericasBank (the "Bank"). On April 15, 1997, the Office of Thrift Supervision (the "OTS") granted the Company the necessary approvals to acquire the capital stock of the Bank and to become a savings and loan holding company of the Bank. The Company acquired all of the Bank's capital stock and the Bank opened on December 1, 1997. The Bank currently has one branch in Baltimore, Maryland.

      Effective as of December 1, 1997, the Bank also purchased certain assets and assumed certain deposit liabilities primarily related to the Baltimore, Maryland branch office of Rushmore Trust and Savings, FSB ("Rushmore"), located at 3621 East Lombard Street, Baltimore, Maryland 21224 (the "Baltimore Branch").

      The Company currently is classified as a non-diversified unitary savings and loan holding company and, as such, the Company may engage in certain non-banking activities that the OTS has deemed to be closely related to banking. Although the Company has no present intention of engaging in any activity other than owning all of the outstanding shares of capital stock of the Bank and the outstanding shares of capital stock of AmericasBank Holdings Corporation, a subsidiary formed to hold certain real property, if circumstances should lead the Company's management to determine that it would be beneficial for the Company to engage in other business activities, management of the Company would have the flexibility to do so, subject to applicable regulatory requirements.

      If the Conversion is consummated (see "Business Conducted by the Bank," below), the Company will become a bank holding company under the Bank Holding Company Act of 1956, as amended, and generally would be limited to banking and banking related activities.

      As the Bank commenced operations as of December 1, 1997, the fiscal quarter ended June 30, 1998 was only the second full fiscal quarter for which the Bank was in operation. Prior to December 1, 1997, the Company and the Bank were engaged in the activities necessary to organize the Bank and the Company.

Business Conducted and to be Conducted by the Bank

      The Bank is a community-oriented financial institution. Its business has been to attract retail deposits and to seek to invest those deposits, together with funds generated from operations and borrowings, in one-to four-family mortgage loans. Over 80% of the loans acquired from Rushmore were one-to-four family mortgage loans. To a lesser extent, the Bank has sought to invest in home equity and second trust loans, multi-family loans, commercial real estate loans, commercial business loans, construction and lot loans (primarily for one- to four-family home construction for the borrower) and consumer loans. The Bank's deposit base is comprised of traditional deposit products including checking accounts, insured investment accounts, statement savings accounts, passbook deposit accounts, money market accounts, certificates of deposit and individual retirement accounts.

      The Bank offers direct deposit of payroll and social security checks and automatic drafts for various accounts to its customers. Although it did not do so as of June 30, 1998, the Bank intends to offer its customers cash management services, safe deposit boxes and travelers checks, and intends to become associated with a network of automated teller machines that may be used by customers of the Bank throughout Maryland and other regions.

      Management has determined that as a result of recent consolidations of financial institutions, the Bank's current and potential market areas are not being adequately served by existing financial institutions and that there is an increasing local demand for commercial real estate, commercial business, construction and consumer loans offered by a truly community-oriented financial institution. As a result, the Bank will seek to convert from a federal stock savings bank to a Maryland commercial bank (the "Conversion"), and management will seek to refocus the Bank's lending strategy. Pursuant to this strategy, while continuing to pursue its existing business of seeking to originate mortgage loans for the purpose of financing and refinancing one-to-four family residential properties, the Bank intends to expand gradually its commercial real estate, commercial business, construction and consumer lending.

      The Conversion will require the approval of the Commissioner of Financial Regulation of the State of Maryland (the "Commissioner"). Management believes that to obtain the Commissioner's approval, the Company must, among other things, raise additional capital. Management also believes that the Bank must recruit a person with substantial experience in commercial banking to serve as President of the Bank in order to implement the refocused lending strategy and to enhance the Bank's management in connection with the Conversion.

There can be no assurance that the Company will be able to raise the necessary additional capital, that the necessary regulatory approvals will be obtained, that management will be able to hire a new President or that the new President will be able to successfully implement the refocused lending strategy. See "Capital Resources," below.

Strategy

      The Bank intends to pursue a strategy of long term growth by competing for loans and deposits in its market area, establishing a new branch office in Towson, Maryland and by opening additional branches, either through internal growth or through acquisitions of existing financial institutions or branches thereof.

      On December 31, 1997, the Company's wholly owned subsidiary, AmericasBank Holdings Corporation, purchased from NationsBank, N.A. ("NationsBank"), a building located at 500 York Road, Towson, Maryland 21286 (the "Towson Property"). Until July 1997, the Towson Property had served as a branch of NationsBank. Subject to, among other things, regulatory approval, the Company intends to utilize the Towson Property as a branch of the Bank. Management believes that to obtain regulatory approval to open the Towson branch, the Company must, among other things, raise additional capital. There can be no assurance that the Company will be able to raise the necessary additional capital or that the necessary regulatory approvals will be obtained.
See "Capital Resources," below.

      The Bank's ability to expand internally by establishing new branch offices will be dependent on the ability to identify advantageous locations for such branches and to fund the development of new branches. The ability to grow through selective acquisitions of other financial institutions or branches of such institutions will be dependent on successfully identifying, acquiring and integrating such institutions or branches. Furthermore, the success of the branch expansion strategy will be dependent upon the Bank's access to capital, its ability to attract and train or retain qualified employees and its ability to obtain regulatory approvals. The branch expansion strategy anticipates losses from branch operations until such time as branch deposits and the volume of other banking business reach the levels necessary to support profitable branch operations. At this time, other than the plan to open a Towson branch, the Company and the Bank have no specific plans regarding new branch offices or acquisitions of existing financial institutions or branches thereof.

      There can be no assurance that the Bank will be able to generate internal growth or identify attractive acquisition candidates, acquire such candidates on favorable terms, or successfully integrate any acquired institutions or branches into its operations. In addition, the Bank's inability to implement the branch expansion strategy could negatively impact the Bank's long term ability to successfully compete in the marketplace.

      The Company's executive offices and the Bank's current banking office are located at 3621 East Lombard Street, Baltimore, Maryland 21224. Upon opening a Towson branch, the Company's and the Bank's executive offices will move to the Towson Property. Management anticipates that the Bank will draw most of its customer deposits and conduct most of its lending transactions from within the area surrounding its branch offices, as well as from within the Baltimore metropolitan area.

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

      Management believes that the Company must raise approximately $1,100,000 of additional capital in connection with the opening of a Towson Branch. Management also believes that the Company must raise approximately $3,300,000 (inclusive of the $1,100,000) of additional capital in connection with the Conversion. Furthermore, if an opportunity to open other branches arises, whether through internal growth or through an acquisition, and it is determined that additional funds are required to finance the transaction, the Company will seek to raise additional funds. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company or the Bank and, in the case of equity financings, could result in dilution to the Company's stockholders. If adequate capital is not available, the Bank may be required to curtail significantly its expected operations and its expansion strategy.

      The Bank currently maintains a liquidity ratio and a level of capitalization in excess of the minimum standards required by the Bank's primary regulator, the OTS.

      As of March 24, 1998, the Company's Common Stock became eligible to be quoted on the OTC Bulletin Board and reported in the "pink sheets" under the symbol AMBB.

Summary of Financial Condition and Results of Operations

      The Bank commenced operations as of December 1, 1997, and its activities have primarily consisted of accepting deposits, making loans and servicing the deposits and loans acquired from Rushmore.

      At June 30, 1998, the Company had total assets of approximately $11,385,000, total loans of approximately $6,562,000 and total deposits of approximately $8,392,000. From December 31, 1997 to June 30, 1998, the Company's loans increased from approximately $6,251,000 to $6,562,000, and its deposits decreased from approximately $8,396,000 to $8,392,000. The Company experienced a loss of approximately $92,000 for the six months ended June 30, 1998.

      Net interest income for the second quarter of 1998 was approximately $104,000, an increase of approximately $11,000 from the first quarter of 1998. Net interest income for the six months ended June 30, 1998 was $197,000. Net interest income, which is the difference between the interest expense incurred in connection with the Company and the Bank's interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from interest-earning assets, such as loans and investment securities, is the most significant component of the Company's earnings. Volatility in interest rates could cause the Bank to pay increased interest rates to obtain deposits and, if the Bank is not able to increase the interest rate on its loans and the rate of return on its investment portfolio, net interest income will suffer.

      In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 (the "SOP") regarding financial reporting on the costs of start-up activities. Under the SOP, organizational costs are considered start-up costs and, commencing with fiscal years beginning after December 15, 1998, entities are required to expense such costs as they are incurred. As a result of the SOP, the Company will be required to write off its unamortized organizational costs during the first quarter of 1999, as a cumulative change in an accounting principal. It is anticipated that an aggregate of approximately $115,000 will be written off by the Company and the Bank during the first quarter of 1999, which will negatively affect the Company's consolidated results of operations for that period.

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

      The Bank contracts with an outside firm to provide data processing services. The Bank's contract with this firm is schedule to expire on December 1, 2000. The data processing firm has advised the Bank in writing that it intends for its software to be Year 2000 compliant by December 31, 1998; therefore, the data processing firm's software would not be impacted by any date-sensitive calculations related to the Year 2000 Issue. The Bank does not anticipate incurring any extra costs from the data processing firm in connection with the Year 2000 Issue. The data processing firm provides the Bank with periodic updates on its progress with regard to the Year 2000 Issue. The Bank does not believe that its business will be materially impacted by the Year 2000 Issue, assuming that the data processing firm fulfills its representation to the Bank that its software will be Year 2000 compliant by December 31, 1998. However, there can be no assurance that the Bank's data processing system will be Year 2000 compliant, and such failure may have a material adverse affect on the Company's earnings, cash flows and overall financial condition.

      In addition, in accordance with OTS requirements, the Bank has appointed a Year 2000 Committee and has adopted a written plan detailing the procedures to be followed by management to identify and solve potential problems and to monitor the progress made by the Bank and the data processing firm to avoid Year 2000 problems. The OTS recently evaluated the Bank's Year 2000 plan and, of the two ratings available - "needs improvement" and "satisfactory," gave the Bank a "satisfactory" rating.

      IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THE COMPANY'S LACK OF OPERATING HISTORY AND HISTORY OF LOSSES; ABILITY TO OPEN A

TOWSON BRANCH; DELAY OR DENIAL OF CONVERSION; RISKS RELATED TO COMMERCIAL, CONSTRUCTION AND CONSUMER LENDING; RISKS RELATED TO NEW MANAGEMENT; IMPACT OF INTEREST RATE VOLATILITY ON DEPOSITS; INTEREST RATE, LENDING AND OTHER RISKS ASSOCIATED WITH THE LOANS ACQUIRED FROM RUSHMORE; RISK OF LOAN LOSSES; RISK OF BRANCH EXPANSION STRATEGY; DEPENDENCE ON OFFICERS OF BANK AND KEY PERSONNEL; IMPACT OF GOVERNMENT REGULATION ON OPERATING RESULTS; RISKS OF COMPETITIVE MARKET; IMPACT OF MONETARY POLICY AND OTHER ECONOMIC FACTORS ON OPERATING RESULTS; DIVIDEND RESTRICTIONS; UNCERTAINTY AS TO EFFECTS OF PROPOSED FEDERAL LEGISLATION; DEVELOPMENTS IN TECHNOLOGY; YEAR 2000 ISSUES; CONTROL BY MANAGEMENT; AND WRITE-OFF OF CAPITALIZED AMOUNTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

                  None.

Item 2.  Changes in Securities and Use of Proceeds.

                  Not applicable.

Item 3.  Defaults Upon Senior Securities.

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

      On May 28, 1998, AmericasBank Corp. (the "Company") held its Annual Meeting of Stockholders. At the meeting, the following persons were elected to the Board of Directors to hold office until the annual meeting held in the year indicated opposite each of such director's name, and until his or her successor has been elected and qualified. The votes cast and withheld for each such director was as follows:

Name                          Term to Expire            For         Withheld
----                          --------------            ---         --------
Garbis Baklayan                     2000              208,003          250
Nicholas J. Belitsos, M.D.          2000              208,003          250
King V. Cheek                       2001              208,003          250
Cynthia B. Conklin                  2000              208,003          250
William A. Fogle, Jr.               2001              208,003          250
Constantine Frank                   1999              208,003          250
Leonard Frenkil                     1999              208,003          250
J. Clarence Jameson, III            2001              208,003          250
Kemp Jayadeva                       2001              208,003          250
Norman H. Katz                      2001              208,003          250
Shawki N. Malek, M.D.               2001              208,003          250
Michael Mekalian                    1999              208,003          250
Mark D. Noar, M.D.                  1999              208,003          250
Larry D. Ohler                      2001              208,003          250
Kenneth D. Pezzulla                 2001              208,003          250
George E. Rayme, Jr.                1999              208,003          250
Ramon F. Roig, Jr., M.D.            2000              208,003          250
Russell A. Rourke                   2000              208,003          250
Melanie R. Sabelhaus                2000              208,003          250
Baldev Singh                        2000              208,003          250
Michael Stern                       1999              208,003          250

      In addition, the Company's stockholders approved the following proposals:

      Ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ended December 31, 1998, as follows:

FOR - 207,003     AGAINST - 0       ABSTAIN - 0 BROKER N0N-VOTES - 0

      Approval of the Company's Stock Option Plan, as follows:

FOR - 182,803     AGAINST -12,000   ABSTAIN - 0 BROKER N0N-VOTES - 0

Item 5.  Other Information.

                  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)   Exhibits.

                  The following exhibits are being filed herewith:

                  EXHIBIT 3   Amended and Restated Bylaws

                  EXHIBIT 10  AmericasBank Corp. Stock Option Plan

                  EXHIBIT 27  Financial Data Schedules

                  (b) Reports on Form 8-K.

                  None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICASBANK CORP.


Date: August 14, 1998                     By: /s/ J. Clarence Jameson, III
                                              -------------------------------
                                              J. Clarence Jameson, III,
                                              President and Chairman of the
                                              Board of Directors
                                              (Principal Executive Officer)


Date: August 14, 1998                     By: /s/ Larry D. Ohler
                                              -------------------------------
                                              Larry D. Ohler, Treasurer
                                              (Principal Financial and
                                              Accounting Officer)