Form 10KSB/A
period 1997-12-31
AMERICASBANK CORP
filed 1998-09-03
CIK 1040491

U.S. Securities and Exchange Commission

                            Washington, D.C.  20549

                                 Form 10-KSB/A
                               (Amendment No. 1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

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

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----
Securities registered under Section 12(g) of the Exchange Act:

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

      Transitional Small Business Disclosure Format (check one):

      Yes  X    No
          ---      ---

                                  Signatures

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICASBANK CORP.

Date: September 3, 1998          By:  /s/ J. Clarence Jameson, III
                                      ------------------------------------------
                                      J. Clarence Jameson, III, President
                                      (Principal Executive Officer) and Chairman
                                      of the Board of Directors