Form 10QSB
period 1998-09-30
AMERICASBANK CORP
filed 1998-11-16
CIK 1040491

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1998.

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

              3621 East Lombard Street, Baltimore, Maryland 21224
      -------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                           (410) 342-8303
        ---------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 1998, there were 300,000 shares of Issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes   X    No
    -----     -----

                         PART I - FINANCIAL INFORMATION


Item 1.                      Financial Statements

                      AMERICASBANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                                   September 30,  December 31,
                                                       1998           1997
                                                   -------------  ------------
Assets                                              (unaudited)
------
Cash and cash equivalents:
   On-hand and due from banks                      $   338,000   $   155,000
   Interest-bearing accounts                                 -        31,000
   Federal funds sold                                3,581,000     3,151,000
Investment securities, available for sale              520,000       569,000
Loans receivable, net                                6,161,000     6,251,000
Investment in Federal Home Loan Bank stock, at cost     54,000        54,000
Accrued interest receivable                             54,000        51,000
Property and equipment, net                            738,000       746,000
Organizational costs, net                              112,000       133,000
Other assets, net                                      412,000       279,000
                                                   -----------   -----------
   Total assets                                    $11,970,000   $11,420,000
                                                   ===========   ===========

Liabilities and Stockholders' Equity
------------------------------------
Deposits:
   Noninterest-bearing                             $   545,000   $   952,000
   Interest-bearing                                  8,515,000     7,444,000
Mortgage escrow deposits                                63,000       119,000
Accrued interest on deposits                                 -        32,000
Accounts payable and accrued expenses                  190,000        62,000
                                                   -----------   -----------
   Total liabilities                               $ 9,313,000   $ 8,609,000
                                                   -----------   -----------

Stockholders' Equity:
   Preferred stock, par value $0.01 per share,
     5,000,000 shares authorized, 0 shares issued
      and outstanding
   Common stock, par value $0.01 per share,
     5,000,000 shares authorized, 300,000 shares
      issued and outstanding                             3,000         3,000
   Additional paid-in capital                        2,847,000     2,847,000
   Accumulated deficit                                (193,000)      (39,000)
                                                   -----------   -----------

   Total stockholders' equity                        2,657,000     2,811,000
                                                   -----------   -----------
   Total liabilities and stockholders' equity      $11,970,000   $11,420,000
                                                   ===========   ===========

The accompanying notes are an integral part of this consolidated balance sheet.

                       AMERICASBANK CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)


                                Nine Months Ended Sept. 30,    Three Months ended Sept. 30,
                                    1998        1997                 1998      1997
                                    ----        ----                 ----      ----
Interest Income:
  Interest income on loans       $ 455,000    $     -              $144,000   $     -
  Interest income on
   investment securities           137,000     17,000                53,000     6,000
                                 ---------    -------              --------   -------
    Total interest income          592,000     17,000               197,000     6,000

Interest expense on deposits       276,000          -                96,000         -
                                 ---------    -------              --------   -------

  Net interest income              316,000     17,000               101,000     6,000

Provision for loan losses           22,000          -                 4,000         -
                                 ---------    -------              --------   -------

  Net interest income after
   provision for loan losses       294,000     17,000                97,000     6,000
                                 ---------    -------              --------   -------

Fees and service charges            14,000          -                 7,000         -
                                 ---------    -------              --------   -------

Other operating expenses:
  Salaries and benefits             96,000          -                34,000         -
  Depreciation and amortization    118,000          -                35,000         -
  Occupancy expense                 22,000          -                12,000         -
  Data processing                   42,000          -                14,000         -
  Professional fees                100,000     19,000                43,000    14,000
  Office supplies                   14,000          -                 4,000         -
  Other operating expenses          70,000          -                24,000         -
                                 ---------    -------              --------   -------
     Total other operating
      expenses                     462,000     19,000               166,000    14,000

                                 ---------    -------              --------   -------
     (Loss) income before
      provision for income taxes  (154,000)    (2,000)              (62,000)   (8,000)

Provision for Income Taxes               -          -                     -         -

                                 ---------    -------              --------   -------
  Net (loss) income              $(154,000)   $(2,000)             $(62,000)  $(8,000)
                                 =========    =======              ========   =======

Loss Per Common Share -
 Basic and Diluted               $     (.51)  $     -              $   (.21)  $     -
                                 ==========   =======              ========   =======

Weighted Average Shares
 Outstanding                        300,000         -               300,000         -
                                 ==========   =======              ========   =======


  The accompanying notes are an integral part of these consolidated statements.

                      AMERICASBANK CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                     Nine Months Ended Sept. 30,
                                                            1998       1997
                                                            ----       ----
Cash Flows from Operating Activities:
   Net loss                                            $  (154,000)  $ (2,000)
   Adjustments to reconcile net loss
     to net cash provided by operating activities-
     Provision for loan losses                              22,000          -
     Depreciation and amortization                         118,000          -
     Increase in accrued interest receivable                (3,000)    (1,000)
     Increase in other assets                             (195,000)         -
     Decrease in accrued interest on deposits              (32,000)         -
     Increase in accounts payable and accrued expenses     128,000     16,000
                                                       -----------   --------
        Net cash provided by (used in) operating
         activities                                       (116,000)    13,000
                                                       -----------   --------

Cash Flows from Investing Activities:
   Sales of investment securities                           49,000          -
   Loan principal disbursements                         (1,436,000)         -
   Principal repayments on loans receivable              1,504,000          -
   Purchase of property and equipment                      (27,000)         -
   Cash paid for organizational costs                            -    (92,000)
                                                       -----------   --------
     Net cash used in investing activities                  90,000    (92,000)
                                                       -----------   --------

Cash Flows from Financing Activities:
   Decrease in savings deposits                            664,000          -
   Increase in mortgage escrow deposits                    (56,000)         -
   Advances from related parties, net                            -    135,000
                                                       -----------   --------
     Net cash (used in) provided from financing
       activities                                          608,000    135,000
                                                       -----------   --------

Increase In Cash and Cash Equivalents                      582,000     56,000

Cash and Cash Equivalents, beginning of period           3,337,000    298,000
                                                       -----------   --------

Cash and Cash Equivalents, end of period               $ 3,919,000   $354,000
                                                       ===========   ========

   Cash paid for:
     Interest                                          $   308,000          -
                                                       ===========   ========

 The accompanying notes are an integral part of these consolidated statements.

                               AMERICASBANK CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

(2)     Summary of Significant Accounting Policies:

Basis of Presentation
---------------------

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

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine months and three months ended September 30, 1998 and 1997. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.

New Accounting Standards
------------------------

During 1997, the FASB issues SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for fiscal years beginning after December 31, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company adopted this standard effective January 1, 1998. The Company does not have any adjustment for comprehensive income for the periods presented. Comprehensive income is the same as income reported in the accompanying statement of operations.

During 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information ("SFAS No. 131"), which is effective for fiscal years beginning after December 15, 1997. This statement establishes revised standards under which an entity must report business segment information in its financial statements and what segment information must be disclosed. The Company adopted this standard effective January 1, 1998 and concluded that it only has one segment.

(3)     Stock Options and Warrants

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

As of September 30, 1998, 29,200 stock options have been issued at an option price of $10.00 per share, and 1,400 stock options have been issued at an option price of $12.00 per share, which prices approximate management's estimate of the fair value of the Company's common stock on the date of grant. No options have been exercised as of June 30, 1998.

On September 2, 1998, the Company issued to the holders of record of its Common Stock on September 1, 1998, a dividend of one common stock purchase warrant for each share of Common Stock then held by the stockholders (the "Dividend Warrants"). Each Dividend Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $10.00 per share, subject to adjustment for certain events, beginning any time after April 1, 2000, until the Dividend Warrant's expiration on September 1, 2008.

(4)     Secondary Offering of Common Stock

On August 13, 1998, the Company filed a Registration Statement on Form SB-1 with the Securities and Exchange Commission, which became effective on October 9, 1998, in connection with the offering by the Company of a minimum of 125,000 units and a maximum of 312,500 units, each unit consisting of one share of common stock and one common stock purchase warrant, at a price of $12.00 per unit.

The offering is ongoing as of the date of this filing. By its terms, the offering will expire on December 31, 1998, unless extended or earlier terminated.

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

      The Company currently is classified as a non-diversified unitary savings and loan holding company and, as such, the Company may engage in certain non-banking activities that the OTS has deemed to be closely related to banking. If the Conversion is consummated (see "Business Conducted and to be Conducted by the Bank," below, the Company will become a bank holding company under the Bank Holding Company Act of 1956, as amended, and generally will be limited to banking and banking related activities. Currently, the Company has no present intention of engaging in any activity other than owning all of the outstanding shares of capital stock of the Bank and the outstanding shares of capital stock of AmericasBank Holdings Corporation, a subsidiary formed to hold certain real property. However, if circumstances should lead the Company's management to determine that it would be beneficial for the Company to engage in other activities, management of the Company would have the flexibility to do so, subject to the applicable regulatory requirements.

      As the Bank commenced operations as of December 1, 1997, the fiscal quarter ended September 30, 1998 was only the third full fiscal quarter for which the Bank was in operation. Prior to December 1, 1997, the Company and the Bank were engaged in the activities necessary to organize the Bank and the Company.

      As of March 24, 1998, the Company's Common Stock became eligible to be quoted on the OTC Bulletin Board and reported in the "pink sheets" under the symbol AMBB.

Business Conducted and to be Conducted by the Bank
--------------------------------------------------

      The Bank is a community-oriented financial institution. Its business has been to attract retail deposits and to seek to invest those deposits, together with funds generated from operations and borrowings, in one-to four-family mortgage loans. Over 80% of the loans acquired from Rushmore were one-to-four family mortgage loans. To a lesser extent, the Bank has sought to invest in home equity and second trust loans, multi-family loans, commercial real estate loans, commercial business loans, construction and lot loans (primarily for one- to four-family home construction for the borrower) and consumer loans. The Bank's deposit base is comprised of various deposit products including checking accounts, insured investment accounts, statement savings accounts, passbook deposit accounts, money market accounts, certificates of deposit and individual retirement accounts.

      The Bank offers direct deposit of payroll and social security checks and automatic drafts for various accounts to its customers. To provide additional convenience to its customers, the Bank participates in the HONOR Automatic Teller Machine Network at locations throughout the United States, through which customers can gain access to their accounts at any time. Although the Bank's East Lombard Street branch does not have an automatic teller machine, an AmericasBank automatic teller machine currently is operational at the proposed branch of the Bank in Towson, Maryland (see "Strategy," below). Although it does not currently do so, the Bank intends to offer its customers cash management services, safe deposit boxes and travelers checks.

      Management has determined that as a result of recent consolidations of financial institutions, the Bank's current and potential market areas are not being adequately served by existing financial institutions and that there is an increasing local demand for commercial real estate, commercial business, construction and consumer loans offered by a truly community-oriented financial institution. As a result, the Bank will seek to convert from a federal stock savings bank to a Maryland commercial bank (the "Conversion"), and management will refocus the Bank's lending strategy. Pursuant to this strategy, while continuing to pursue its existing business of seeking to originate mortgage loans for the purpose of financing and refinancing one-to-four family residential properties, the Bank intends to expand gradually its commercial real estate, commercial business, construction and consumer lending.

      The Conversion requires the prior approval of the Commissioner of Financial Regulation of the State of Maryland (the "Commissioner") for the Bank to become a Maryland commercial bank, and the Board of Governors of the Federal Reserve for the Company to become a bank holding company. Management believes that to obtain the regulatory approval, the Company must, among other things, raise additional capital. There can be no assurance that the Company will be able to raise the necessary additional capital or that the necessary regulatory approvals will be obtained. See "Capital Resources," below.

      In order to implement the Bank's refocused lending strategy and to enhance the Bank's management in connection with the Conversion, management believes that the Bank's President must have substantial experience in commercial banking. On September 24, 1998, the Bank hired Richard J. Hunt, Jr. to serve as President of the Bank. Mr. Hunt has over nine years of commercial banking experience, having served in numerous capacities with several Maryland and Washington, D.C. based banks. Mr. Hunt's appointment as President of the Bank is subject to regulatory approval and there can be no assurance that such regulatory approval will be obtained. In addition, there can be no assurance that Mr. Hunt will be able to successfully implement the refocused lending strategy.

Strategy
--------

      The Bank intends to pursue a strategy of long term growth by competing for loans and deposits in its market area, establishing a new branch office at 500 York Road, Towson, Maryland 21286, and by opening additional branches, either through internal growth or through acquisitions of existing financial institutions or branches thereof. Management anticipates that the Bank will draw most of its customer deposits and conduct most of its lending transactions from within the area surrounding its branch offices, as well as from within the Baltimore metropolitan area.

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

      The Company's executive offices and the Bank's current banking office are located at 3621 East Lombard Street, Baltimore, Maryland 21224. Upon opening a branch office at 500 York Road, Towson, Maryland 21286, which property is owned by the Company's wholly owned subsidiary, AmericasBank Holdings Corporation, the Company's and the Bank's executive offices will move to the York Road property.

Capital Resources
-----------------

      On November 30, 1997, the Company completed an initial public offering (the "Initial Offering") of a maximum of 300,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), primarily for the purpose of raising the funds necessary to capitalize the Bank. The Company received gross Initial Offering proceeds of $3,000,000, and incurred Initial Offering expenses of $150,000, resulting in net Initial Offering proceeds of $2,850,000. Effective as of December 1, 1997, the Company purchased $2,150,000 of the capital stock of the Bank, and the Bank became a wholly owned subsidiary of the Company.

      On September 2, 1998, the Company issued to the holders of record of its Common Stock on September 1, 1998, a dividend of one common stock purchase warrant for each share of Common Stock then held by the stockholders (the "Dividend Warrants"). Each Dividend Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $10.00 per share, subject to adjustment for certain events, beginning any time after April 1, 2000, until the Dividend Warrant's expiration at 5:00 p.m. EST, on September 1, 2008.

      On October 9, 1998, the Company commenced a public offering (the "Second Offering") of a minimum of 125,000 units (the "Minimum Number of Units") and a maximum of 312,500 units (the "Maximum Number of Units"), at a price of $12.00 per unit, pursuant to the Company's

Registration Statement on Form SB-1 (No. 333-61335). Each unit consists of one share of the Company's Common Stock and one Common Stock purchase warrant (the "Purchase Warrants"). Each Purchase Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $13.00 per share, subject to adjustment for certain events, beginning any time after April 8, 2000, until the Purchase Warrant's expiration at 5:00 p.m. EST, on October 8, 2001.

      The offering is ongoing as of the date of this filing. By its terms, the offering will expire on December 31, 1998, unless extended or earlier terminated. There can be no assurance that any units will be sold in the Second Offering.

      Of the estimated $1,225,000 of net proceeds, assuming the sale of the Minimum Number of Units in the Second Offering, it is anticipated that approximately $1,100,000 will be used to make additional capital contributions to the Bank. It is anticipated that the Bank will use approximately $205,000 of the additional capital for expenses associated with the Towson branch. The Bank's remaining additional capital may be used to further the branch expansion strategy, for loan originations, investments and general banking purposes.

      Of the estimated $3,340,000 of net proceeds, assuming the sale of the Maximum Number of Units in the Second Offering, it is anticipated that approximately $3,300,000 will be used to make additional capital contributions to the Bank. Approximately $205,000 of such additional capital will be expended by the Bank for expenses associated with the Towson branch. The Bank's remaining additional capital may be used to further the branch expansion strategy, for loan originations, investments and general banking purposes.

      Any net proceeds not used to make additional capital contributions to the Bank may be used by the Company to further the branch expansion strategy and for general corporate purposes.

      Management believes that if the Minimum Number of Units is sold in the Second Offering, the approximately $1,100,000 of additional capital to be provided to the Bank by the Company will enable the Bank to receive regulatory approval to open the Towson branch, although there can be no assurance that this will be the case. Management also believes that if the Maximum Number of Units is sold in the Second Offering, the approximately $3,300,000 of additional capital to be provided to the Bank by the Company will enable the Bank to receive regulatory approval to consummate the Conversion, although there can be no assurance that this will be the case.

Summary of Financial Condition and Results of Operations
--------------------------------------------------------

      The Bank commenced operations as of December 1, 1997, and its activities have primarily consisted of accepting deposits, making loans and servicing the deposits and loans acquired from Rushmore.

      At September 30, 1998, the Company had total assets of approximately $11,970,000, total loans of approximately $6,161,000 and total deposits of approximately $9,060,000. From December 31, 1997 to September 30, 1998, the Company's loans decreased from approximately $6,251,000 to $6,161,000, and its deposits increased from approximately $8,396,000 to $9,060,000. The Company experienced a loss of approximately $154,000 for the nine months ended September 30, 1998.

      Net interest income for the third quarter of 1998 was approximately $101,000, a decrease of approximately $11,000 from the second quarter of 1998. Net interest income for the nine months ended September 30, 1998 was $316,000. Net interest income, which is the difference between the interest expense incurred in connection with the Company and the Bank's interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from interest-earning assets, such as loans and investment securities, is the most significant component of the Company's earnings. Volatility in interest rates could cause the Bank to pay increased interest rates to obtain deposits and, if the Bank is not able to increase the interest rate on its loans and the rate of return on its investment portfolio, net interest income will suffer.

      In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 (the "SOP") regarding financial reporting on the costs of start-up activities. Under the SOP, organizational costs are considered start-up costs and, commencing with fiscal years beginning after December 15, 1998, entities are required to expense such costs as they are incurred. As a result of the SOP, the Company will be required to write off its unamortized organizational costs during the first quarter of 1999, as a cumulative change in an accounting principal. It is anticipated that an aggregate of approximately $112,000 will be written off by the Company and the Bank during the first quarter of 1999, which will negatively affect the Company's consolidated results of operations for that period.

      As a federal stock savings bank, the Bank is required to meet a qualified thrift lender ("QTL") test. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions on its activities. To meet the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" (generally, total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) on a monthly average basis in at least 9 months out of each 12 month period.

      From December 1997 to June 1998, the Bank maintained at least 65% of its portfolio assets in qualified thrift investments. In July, August and September 1998, the Bank did not maintain at least 65% of its portfolio assets in qualified thrift investments. As of September 30, 1998, the Bank was evaluating the effect of its failure to have at least 65% of its portfolio assets in qualified thrift investments in these months.

      Because the Bank commenced operations on December 1, 1997, it had not had twelve (12) full calendar months of operations history at September 30, 1998. The Bank is unable to predict whether it will maintain adequate levels of qualified thrift investments in future months, or whether its failure to maintain adequate levels of qualified thrift investments in July, August and September 1998 will result in its failure to meet the QTL test for the twelve month period ended November 30, 1998 or any future twelve month period.

      The Bank currently maintains a liquidity ratio and a level of capitalization in excess of the minimum standards required by the Bank's primary regulator, the OTS.

Year 2000 Compliance
--------------------

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

      The Bank contracts with an outside firm to provide data processing services. The Bank's contract with this firm is scheduled to expire on December 1, 2000. The data processing firm has advised the Bank that it intends for its software to be Year 2000 compliant by December 31, 1998; therefore, the Bank expects that the data processing firm's software would not be impacted by any date-sensitive calculations related to the Year 2000 Issue. The Bank does not anticipate incurring any extra costs from the data processing firm in connection with the Year 2000 Issue. The data processing firm provides the Bank with periodic updates on its progress with regard to the Year 2000 Issue. The Bank does not believe that its operations will be materially impacted by the Year 2000 Issue, assuming that the data processing firm fulfills its representation to the Bank that its software will be Year 2000 compliant by December 31, 1998. However, there can be no assurance that the data processing system will be Year 2000 compliant, and such failure may have a material adverse effect on the Company and the Bank's earnings, cash flows and overall financial condition. If the data processing system failed, the Bank would process its transactions manually, until a new system could be placed online. The Company has not estimated the cost of such method of data processing.

      In addition to risks relating to internal Year 2000 compliance, the Bank may be vulnerable to the failure of customers or other third parties with which the Bank conducts business to remedy their own Year 2000 issues. For example, a customer's failure to remedy its Year 2000 issues could impact the customer's ability to pay its obligations to the Bank, which failure could have a material adverse effect on the Company and the Bank's earnings, cash flows and overall financial condition.

      In accordance with OTS requirements, the Bank has appointed a Year 2000 Committee and has adopted a written plan detailing the procedures to be followed by management to identify and solve potential problems and to monitor the progress made by the Bank and the data processing firm to avoid Year 2000 problems. To date, the Year 2000 Committee has completed the evaluation phase but has not completed the assessment and implementation phases of the plan. It is expected that the remaining phases will be completed in 1999.

      IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS THAT INVOLVE RISKS AND UNCERTAINTIES.

THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THE COMPANY'S LIMITED OPERATING HISTORY AND HISTORY OF LOSSES; ABILITY TO OPEN A TOWSON BRANCH; DELAY OR DENIAL OF CONVERSION; RISKS RELATED TO COMMERCIAL, CONSTRUCTION AND CONSUMER LENDING; RISKS RELATED TO NEW MANAGEMENT; IMPACT OF INTEREST RATE VOLATILITY ON DEPOSITS; INTEREST RATE, LENDING AND OTHER RISKS ASSOCIATED WITH THE LOANS ACQUIRED FROM RUSHMORE; RISK OF LOAN LOSSES; RISK OF BRANCH EXPANSION STRATEGY; RELIANCE ON OFFICERS OF BANK AND KEY PERSONNEL; IMPACT OF GOVERNMENT REGULATION ON OPERATING RESULTS; RISKS OF COMPETITIVE MARKET; IMPACT OF MONETARY POLICY AND OTHER ECONOMIC FACTORS ON OPERATING RESULTS; DIVIDEND RESTRICTIONS; UNCERTAINTY AS TO EFFECTS OF PROPOSED FEDERAL LEGISLATION; DEVELOPMENTS IN TECHNOLOGY; YEAR 2000 ISSUES; AND CONTROL BY MANAGEMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.

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

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)   Exhibits.

                  The following exhibits are being filed herewith:


                  EXHIBIT 3A  Form of Warrant*

                  EXHIBIT 3B  Form of Dividend Warrant*

                  EXHIBIT 6A Agreement of Lease between AmericasBank Holdings Corporation and Network
                              Processing, LLC*

                  EXHIBIT 6B Employment Agreement between the Bank and Richard J. Hunt, Jr.*

                  EXHIBIT 27  Financial Data Schedule


* Exhibits 3A, 3B, 6A AND 6B were previously filed by the Company as Exhibits (with the same respective Exhibit numbers, except Exhibit 6A and Exhibit 6B, which were previously filed as Exhibit 6C and Exhibit 6D, respectively) to the Company's Registration Statement on Form SB-1, as amended, filed on August 13, 1998 (SEC File No. 333-61335), and such documents are incorporated herein by reference.


                  (b)   Reports on Form 8K

                        None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICASBANK CORP.


Date: November 16, 1998             By: /s/ J. Clarence Jameson, III
                                        _____________________________
                                    J. Clarence Jameson, III,
                                    President and Chairman of the
                                    Board of Directors
                                    (Principal Executive Officer)


Date: November 16, 1998             By: /s/ Larry D. Ohler
                                        _____________________________

                                    Larry D. Ohler, Treasurer
                                    (Principal Financial and
                                    Accounting Officer)