Form 10KSB
period 1998-12-31
AMERICASBANK CORP
filed 1999-03-31
CIK 1040491

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to _____________________

                        Commission File Number 000-22925


                               AmericasBank Corp.
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

                     Issuer's telephone number: 410-342-8303
                     ---------------------------------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer's revenues for its most recent fiscal year were $810,000.

        The aggregate market value of the common equity held by non-affiliates was $1,898,520 as of March 22, 1999 based on a sales price of $10.00 per share of Common Stock, which is the sales price at which the Common Stock was last traded on March 22, 1999 as reported by Bloomberg Financial Markets, L.P. There is no active public trading market for the Common Stock and the $10.00 per share price may not be indicative of present value.

        The number of shares outstanding of the issuer's Common Stock was 426,946 as of March 25, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders of AmericasBank Corp. to be filed with the Securities and Exchange Commission on or before April 29, 1999, are incorporated herein by reference in
Part I of this Annual Report on Form 10-KSB.


        Transitional Small Business Disclosure Format (check one):

        Yes    X      No

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

    In order to facilitate the opening of a branch of the Bank in Towson, Maryland and to acquire the capital necessary to obtain regulatory approval to convert the Bank from a federal stock savings bank to a Maryland commercial bank, the Company commenced a public offering (the "Offering") on October 9, 1998, of a minimum of 125,000 units and a maximum of 312,500 units at a price of $12.00 per unit (the "Units"), pursuant to the Company's Registration Statement on Form SB-1 (No. 333-61335). Each Unit consists of one share of the Company's Common Stock and one Common Stock purchase warrant (the "Purchase Warrants"). Each Purchase Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $13.00 per share, subject to adjustment for certain events, beginning any time after April 8, 2000, until the Purchase Warrant's expiration at 5:00 p.m. EST, on October 8, 2001.

      The Offering was ongoing as of December 31, 1998. By its terms, the Offering will expire on March 31, 1999. On January 12, 1999, the Company completed the sale of the minimum number of Units in the Offering and, after payment of all expenses associated with the Offering, will receive approximately $1,285,000 of net proceeds from such sale. Management has used approximately $1,250,000 of these proceeds to make additional capital contributions to the Bank. It is anticipated that the Bank will use approximately $205,000 of the additional capital for expenses associated with the Towson branch. The Bank's remaining additional capital may be used to further the Bank's branch expansion strategy, for loan originations, investments and general banking purposes.

      Management believes that the approximately $1,250,000 of additional capital provided to the Bank by the Company will enable the Bank to receive regulatory approval to open a Towson branch, although there can be no assurance that this will be the case. Management also believes that if maximum number of Units are sold in the Offering, the resulting additional capital that the Company will be able to provide the Bank will enable the Bank to receive regulatory approval to convert from a federal stock savings bank to a Maryland commercial bank, also named AmericasBank (the "Proposed Conversion"). The purpose of the Proposed Conversion is to provide the Bank with additional operating flexibility and to enhance its ability to provide a broader range of banking products and services to its community. There can be no assurance that the Company will sell the maximum number of Units in the Offering, and there can be no assurance that the Company and the Bank will obtain the necessary regulatory approval to consummate the Proposed Conversion even if the maximum number of Units is sold in the Offering. See "BUSINESS OF THE BANK - Business Conducted and to be Conducted by the Bank," below.

      The Company has no significant assets other than its interests in the Bank and AmericasBank Holdings Corporation, a subsidiary formed to hold real property. Accordingly, the Company's earnings are primarily dependent upon dividends received by the Company from the Bank, which dividends are dependent on the Bank's profitability and the Bank's compliance with certain regulatory requirements.

      At the present time, the Company does not have and does not intend to have any employees.

BUSINESS OF THE BANK.

      General.

      On June 5, 1996, the organizers of the Company and the Bank (the "Organizers") filed an application with the OTS to organize the Bank as a federal stock savings bank. On April 15, 1997, the OTS conditionally approved the application, and the Bank obtained all necessary regulatory approvals to commence banking operations as of December 1, 1997. Effective as of December 1, 1997, the Bank commenced banking operations. The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") and the Bank is a member of the Federal Home Loan Bank System.

      Effective as of December 1, 1997, the Bank also purchased certain assets and assumed certain deposit liabilities primarily related to the Baltimore, Maryland branch office of Rushmore Trust and Savings, FSB ("Rushmore"), located at 3621 East Lombard Street, Baltimore, Maryland 21224 (the "Baltimore Branch").

      Business Conducted and to be Conducted by the Bank.

      The Bank is a community-oriented financial institution. During 1998, its business primarily consisted of attracting retail deposits and seeking to invest those deposits, together with funds generated from operations and borrowings, in one-to four-family mortgage loans. To a lesser extent, during 1998, the Bank sought to invest in home equity and second trust loans, multi-family loans, commercial real estate loans, commercial business loans, construction and lot loans (primarily for one- to four-family home construction for the borrower) and consumer loans. The Bank's deposit base is comprised of various deposit products including checking accounts, insured investment accounts, statement savings accounts, passbook deposit accounts, money market accounts, certificates of deposit and individual retirement accounts. See "RESULTS OF OPERATIONS," below.

      The Bank offers direct deposit of payroll and social security checks and automatic drafts for various accounts to its customers. To provide additional convenience to its customers, the Bank intends to participate in the HONOR Automatic Teller Machine Network at locations throughout the United States, through which Bank customers can gain access to their accounts at any time. The

Bank currently owns one automatic teller machine, in Towson, Maryland. As of December 31, 1998, approximately 20 automatic teller machines owned by Network Processing, LLC ("Network") were branded with the Bank's name through an agreement between the Bank and Network. Director Baldev Singh is a member of Network. Although the Bank receives no revenues from the branded machines, Bank customers may use the branded machines for no charge. The Bank also intends to offer its customers cash management services, safe deposit boxes and travelers checks.

      Management has determined that as a result of recent consolidations of financial institutions, the Bank's current and potential market areas are not being adequately served by existing financial institutions and that there is an increasing local demand for commercial real estate, commercial business, construction and consumer loans offered by a truly community-oriented financial institution. As a result, the Bank will seek to convert from a federal stock savings bank to a Maryland commercial bank and management will refocus the Bank's lending strategy. Pursuant to this strategy, while continuing to pursue its existing business of seeking to originate mortgage loans for the purpose of financing and refinancing one-to-four family residential properties, the Bank intends to expand gradually its commercial real estate, commercial business, construction and consumer lending.

      On August 27, 1998, the Board of Directors of the Bank and the Board of Directors of the Company adopted a plan for the Proposed Conversion (the "Conversion Plan"). The Conversion Plan requires the prior approval of the Commissioner of Financial Regulation of the State of Maryland (the "Commissioner") for the Bank to become a Maryland commercial bank, and the Board of Governors of the Federal Reserve for the Company to become a bank holding company. Management believes that to obtain the necessary regulatory approvals, the Company must, among other things, raise additional capital. There can be no assurance that the Company will be able to raise the necessary additional capital from the Offering or otherwise, or that the necessary regulatory approvals will be obtained.

      In order to implement the Bank's refocused lending strategy and to enhance the Bank's management in connection with the Proposed Conversion, management believes that the Bank's president must have substantial experience in commercial banking. On September 24, 1998, the Bank hired Richard J. Hunt, Jr. to serve as president of the Bank. Mr. Hunt has over nine years of commercial banking experience, having served in numerous capacities with several Maryland and Washington, D.C. based banks. On December 9, 1998, the OTS approved Mr. Hunt's appointment as President of the Bank. There can be no assurance that Mr. Hunt will be able to successfully implement the Bank' refocused lending strategy.

      Strategy.

      The Bank's objective is to create a customer-driven financial institution focused on providing value to customers by delivering products and services matched to the customers' needs. Management believes that customers will be drawn to a locally owned and managed institution that demonstrates an active interest in its customers and their business and personal financial needs.

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

      Locations and Service Area.

      Currently, the Bank's sole branch is located at 3621 East Lombard Street, Baltimore, Maryland 21224. Management intends, subject to regulatory approval, to open a branch of the Bank at 500 York Road, Towson, Maryland 21204. Upon opening a Towson branch, the Bank's executive offices will move to the Towson branch. The 500 York Road property is owned by the Company's wholly owned subsidiary, AmericasBank Holdings Corporation.

      Management anticipates that the Bank will draw most of its customer deposits and conduct most of its lending transactions from within the area surrounding its branch offices as well as from within the Baltimore metropolitan area.

      Competition.

      The Baltimore metropolitan area is a highly competitive market for financial services and the Bank faces intense competition both in making loans and in attracting deposits. The Bank faces direct competition from a significant number of financial institutions operating in the Bank's market area, many with a state-wide or regional presence and in some cases a national presence. In addition, the Bank competes with other community banks in its market area that have substantially the same business philosophy and strategy as the Bank. Many of these financial institutions have been in business for many years, have established customer bases, are significantly larger and have greater financial resources than the Bank has and are able to offer certain services that the Bank is not able to offer.
In addition, the Bank faces competition for deposits and loans from non-bank institutions such as brokerage firms, credit unions, insurance companies, money market mutual funds and private lenders.

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

      Employees.

      As of December 31, 1998, the Bank had five full-time employees. It is anticipated that the Towson branch will have four full-time and one part-time employee.

      Year 2000 Compliance.

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

      The Bank contracts with an outside firm to provide data and transaction processing services. The Bank's contract with this firm is scheduled to expire on December 1, 2000. In February 1999, the Bank and the data processing firm tested the Bank's data and transaction processing for Year 2000 compliance using a January 3, 2000 transaction date. During the test, the Bank's data and transaction processing successfully performed all processing functions. On March 1, 1999, the data processing firm advised the Bank that all of the data processing firm's hardware, system and application code changes related to the Year 2000 Issue had been made, and that the data processing firms's systems and operations had been tested to determine that date sensitive calculations and functions can be accurately performed using 20th and 21st century dates. In April 1999, the Bank and the data processing firm will retest the Bank's data and transaction processing for Year 2000 compliance. The Bank does not anticipate incurring any extra costs from the data processing firm in connection with the Year 2000 Issue.

      In light of the foregoing, the Bank does not believe that its operations will be materially impacted by the Year 2000 Issue. However, there can be no assurance that the data and transaction processing system will be Year 2000 compliant, and such failure may have a material adverse effect on the Company and the Bank's earnings, cash flows and overall financial condition. If the data and transaction processing system failed, the Bank would process its transactions manually, until a new system could be placed online. Although the Bank has not estimated the cost of manually processing transactions, the Bank has successfully tested its ability to process transactions manually.

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

      In accordance with OTS requirements, the Bank has appointed a Year 2000 Committee and has adopted a written plan detailing the procedures to be followed by management to identify and solve potential problems and to monitor the progress made by the Bank and the data processing firm to avoid Year 2000 problems. As of December 31, 1998, the Year 2000 Committee had completed the evaluation phase but has not completed the assessment and implementation phases of the plan. It is expected that the remaining phases will be completed by June 1999.

FACTORS AFFECTING FUTURE RESULTS.

      In addition to the historical information contained in this Annual Report on Form 10-KSB, this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-KSB. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below.

      Limited Operating History; History of Losses. Both the Company and the Bank are recently formed and have limited operating histories. Because the Company's primary asset is the capital stock of the Bank, the Company's operating results and financial position are dependent upon the operating results and financial position of the Bank. For the years ended December 31, 1998 and 1997, the Company incurred net losses of $432,000 and $41,000, respectively, and management expects that the Bank will continue to incur losses as the Bank attempts to implement its branch expansion strategy. Many factors could adversely affect the Company's short and long term operating performance, including the failure to implement the branch expansion strategy, the failure to implement the branch expansion strategy, the failure to implement the new lending strategy, unfavorable economic conditions, increased competition, loss of key personnel and government regulation.

      No Assurance of Ability to Open New Branch. The Bank's ability to open a new branch in Towson, Maryland is dependent upon the prior approval of the Commissioner, if the Proposed Conversion is consummated and the Bank becomes a Maryland commercial bank, or the OTS, if the Conversion is not consummated and the Bank continues to operate as a federal stock savings bank. There can be no assurance that the necessary approvals will be received or upon what terms and conditions, if any, such approvals will be issued. The failure to obtain regulatory approval to open a Towson branch would significantly impair the branch expansion strategy and would, absent the opening of other branches, render the Company and the Bank's success dependent on the Bank's Lombard Street branch operations, which have not been profitable to date.

      Potential Delay in Completion or Denial of Conversion Plan. The Conversion Plan requires the prior approval of the Commissioner for the Bank to become a Maryland commercial bank, and the Federal Reserve for the Company to become a bank holding company. There can be no assurance that such approvals will be received or upon what terms and conditions, if any, such approvals will be issued.

      If the Conversion Plan is not approved or consummation of the Proposed Conversion is otherwise delayed, the Bank would be limited to those activities permitted under the thrift charter, which would generally limit the Bank's ability to satisfy what it believes is an increasing local demand for commercial real estate, commercial business, construction and consumer loans offered by a community-oriented financial institution, and therefore limit the Bank's ability to grow.

      If the Company is unable to provide the Bank with the necessary additional capital from the Offering to facilitate the Proposed Conversion, the Company may seek additional funds to enable the Company to provide the Bank with the necessary additional capital. Any equity or debt financings, if available at all, may be on terms which are not as favorable as this Offering and, in the case of equity financings, could result in dilution to the Company's stockholders. With respect to debt financings, the Company may seek to create, subject to regulatory approval, a subsidiary business trust to issue preferred securities, which would be guaranteed in certain respects by the Company.

      Risks Related to Commercial, Construction and Consumer Lending. The Bank's loan portfolio is principally comprised of long-term fixed-rate mortgage loans for owner occupied and non-owner occupied (investor) residential properties. Management has determined that as a result of recent consolidations of financial institutions, the Bank's current and potential market areas are not being adequately served by existing financial institutions and that there is an increasing local demand for commercial real estate, commercial business, construction and consumer loans offered by a truly community-oriented financial institution. As a result, management has determined to refocus the Bank's lending strategy. Pursuant to this strategy, while continuing to pursue its existing business of seeking to originate mortgage loans for the purpose of financing and refinancing one-to-four family residential properties, the Bank intends to expand gradually its commercial real estate, commercial business, construction and consumer lending.

      While commercial real estate, commercial business, construction and consumer loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, they generally carry a higher degree of credit risk than residential mortgage loans. Consequently, the diversification of the Bank's loan portfolio may adversely alter its risk profile. Moreover, provisions for loan losses may increase in the future as management implements the strategy of continuing existing lines of business while expanding gradually its commercial real estate, commercial business, construction and consumer lending.

      Commercial real estate loans are generally larger and present a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or in the economy.

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

      Construction loans generally are considered to involve a higher degree of credit risk than residential mortgage loans. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank would be confronted with a project, when completed, having a value which is insufficient to ensure full repayment.

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

      Risks Related to New Management. Management believes that the Bank's President must have substantial experience in commercial banking in order to implement the Bank's refocused lending strategy and to enhance the Bank's management in connection with the Conversion. On September 24, 1998, the Bank hired Richard J. Hunt, Jr. to serve as President of the Bank. Mr. Hunt has over nine years of commercial banking experience, having served in numerous capacities with several Maryland and Washington, D.C. based banks. There can be no assurance that Mr. Hunt will be able to successfully implement the refocused lending strategy.

      Impact of Interest Rate Volatility on Deposits. The results of operations of the Bank depend to a large extent on the Bank's "net interest income," which is the difference between the interest expense incurred in connection with the Bank's interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from its interest-earning assets, such as loans and investment securities. Volatility in interest rates can result in the flow of funds away from financial institutions of the type similar to the Bank and into direct investments, such as corporate securities and other investment vehicles which, because of among other things the absence of federal deposit insurance, generally pay higher rates of return. Such volatility could cause the Bank to pay increased interest rates to obtain deposits, and if the Bank was not able to increase the interest rates on its loans and the rate of return on its investment portfolio, its net interest income would suffer.

      Interest Rate, Lending and Other Risks Associated with the Loans Acquired from Rushmore. The Bank's loans, which are comprised primarily of the loans acquired from Rushmore, consist for the most part of fixed rate, long-term, single family residential mortgage loans while the Bank's deposits consist primarily of variable rate short-term accounts. Since the loans will mature more slowly than the deposits, the net portfolio value and net interest income will tend to decrease during periods of rising interest rates, but will tend to increase during periods of falling interest rates. During the past several years, market interest rates have been relatively lower than in prior years. There is no assurance that such favorable conditions will continue. However, lower market interest rates also have the effect of causing borrowers to refinance their mortgage loans. The refinancing of the Bank's loans into loans with lower interest rates would negatively impact the Bank's net interest income as it would be unlikely that the Bank would be able to make new loans at or above the interest rates of the refinanced loans. In addition, many of the loans acquired from Rushmore were made prior to the current documentation requirements of GNMA, FNMA or FHLMC and, therefore, they may not be able to be resold in the traditional secondary market. During periods of rising interest rates, the Bank's inability to resell certain of its loans in the secondary market could have a material adverse effect on the Bank's net portfolio value and its net interest income.

      The growth of the Bank depends on, among other things, the Bank's ability to limit the reduction of deposits acquired from Rushmore, its success in deploying cash to invest in assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk and its ability to service the loans purchased from Rushmore. There can be no assurance that the Bank will be successful in performing these tasks.

      Risk of Loan Losses. Like all financial institutions, the Bank maintains an allowance for loan losses to provide for loan defaults and nonperformance. The allowance is based on, among other things, prior experience with loan losses and an evaluation of the risks in the current portfolio, and is maintained at a level considered adequate by management to absorb anticipated losses. Because approximately 73% of the Bank's loans consist of loans acquired from Rushmore, which loans were originated by Rushmore, the Bank's management made an estimate of what was believed to be a reasonable initial allowance for loan losses. There can be no assurance that the allowance for loan losses required in the future will not be materially higher than the reserve established as of December 31, 1998.
                                       9

      Although management believes it uses the best information available to make determinations with respect to the allowances for loan losses and believes such allowances are adequate, future adjustments may be necessary if there are additional loan losses or if economic, operating and other conditions differ substantially from the assumptions used in making the determinations. In addition, management anticipates that the Bank's provisions for loan losses will increase in the future as it implements the strategy of continuing existing lines of business while expanding gradually its commercial real estate, commercial business, construction and consumer lending, which loans generally entail greater risks than residential mortgage loans. Also, regulatory agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations. Future provisions for loan losses could materially and adversely affect results of operations of the Company and the Bank.

      Risk of Branch Expansion Strategy. Management intends to expand the business of the Bank by opening branches, either through internal growth or through acquisitions of existing financial institutions or branches thereof. The Bank's ability to expand internally by establishing new branch offices will be dependent on the ability to identify advantageous locations for such branches and to fund the development of new branches. The ability to grow through selective acquisitions of other financial institutions or branches of such institutions will be dependent on successfully identifying, acquiring and integrating such institutions or branches. Furthermore, the success of the branch expansion strategy will be dependent upon the Bank's access to capital, its ability to attract and train or retain qualified employees and its ability to obtain regulatory approvals. The branch expansion strategy anticipates losses from branch operations until such time as branch deposits and the volume of other banking business reach the levels necessary to support profitable branch operations.

      There can be no assurance that the Bank will be able to generate internal growth or identify attractive acquisition candidates, acquire such candidates on favorable terms, or successfully integrate any acquired institutions or branches into its operations. In addition, the Bank's inability to implement the branch expansion strategy could negatively impact the Bank's long term ability to successfully compete in the marketplace. Except with respect to the Towson branch, the Company and the Bank currently have no specific plans regarding new branch offices or acquisitions of existing financial institutions or branches thereof.

      Impact of Government Regulation on Operating Results. The Company and the Bank operate in a highly regulated environment and are subject to examination, supervision and comprehensive regulation by several federal and state regulatory agencies. Currently, the Bank primarily is subject to supervision and regulation by the OTS and the FDIC, and the Company currently is subject to supervision and regulation by the OTS. Assuming the consummation of the Proposed Conversion, the Bank will be subject to supervision and regulation by the Commissioner, the Federal Reserve and the FDIC, and the Company will be subject to supervision and regulation by the Federal Reserve and the Commissioner. Banking regulations, designed primarily for the safety of depositors, may limit the growth of financial institutions like the Bank and the return to investors by restricting activities such as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits and the creation of branch offices. Financial institutions like the Bank also are subject to capitalization guidelines set forth in federal legislation, and could be subject to enforcement actions to the extent the Bank is found by regulatory examiners to be undercapitalized. Laws and regulations applicable to the Company and the Bank could change at any time, and there can be no assurance that such changes would not adversely affect the business of the Company and/or the Bank. In addition, the cost of compliance with regulatory requirements could adversely affect the Company's and the Bank's ability to operate profitably.

      Risks of Competitive Market. The Company and the Bank operate in a competitive market for financial services and the Bank faces intense competition both in making loans and in attracting deposits. The Bank faces direct competition from a significant number of financial institutions operating in the Bank's market area, many with a state-wide or regional presence and in some cases a national presence. In addition, the Bank competes with other community banks in its market area that have substantially the same business philosophy and strategy as the Bank. Many of these financial institutions have been in business for many years, have established customer bases, are significantly larger and have greater financial resources than the Bank and are able to offer certain services that the Bank is not able to offer. In addition, the Bank faces competition for deposits and loans from non-bank institutions such as brokerage firms, credit unions, insurance companies, money market mutual funds and private lenders.

      Impact of Monetary Policy and Other Economic Factors on Operating Results. Changes in governmental economic and monetary policy and banking and credit regulations also affect the demand for the Bank's services. The rates of interest payable on deposits and chargeable on loans is affected by fiscal policy as determined by various governmental and regulatory authorities, in particular the Federal Reserve, as well as by national, state and local economic conditions. Through open market transactions, variations in the discount rate and the establishment of reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds obtainable for lending or investing. These actions may at times result in significant fluctuations in interest rates, which could have adverse effects on the operations of the Bank.

      General economic conditions can affect the credit quality of the Bank's assets. During periods of adverse economic conditions and depending on the extent to which the income and assets of the borrowers are affected by the declining economic conditions, the ability of the Bank's borrowers to repay loans may be affected. Adverse economic conditions particularly affect commercial real estate, commercial business, construction and consumer loans.

      Uncertainty as to Effects of Proposed Federal Legislation. Legislation relating to banking and other financial services has been introduced from time to time in Congress and is likely to be introduced in the future. Recently, several legislative proposals for reforming the financial services industry have been submitted before Congress, including the Financial Services Act of 1999. The Financial Services Act of 1999 would expand the financial services industry by, among other things, allowing banks to engage in securities underwriting, insurance and other activities that are "financial" in nature. The legislation also would repeal Glass-Steagall prohibitions on bank holding companies owning firms that engage in securities underwriting, and would allow bank holding companies to engage in a broad range of insurance activities. The legislation would preserve the federal thrift charter.

      It is not currently possible to predict whether or when the Financial Services Act of 1999 will be enacted into law, or if it is enacted into law, whether it will remain in its current form. It also is not possible to predict what impact the legislation, if enacted, would have on the Company or the Bank. One consequence may be increased competition from large financial services companies that, under the legislation, would be permitted to provide many types of financial services to customers. Neither the Company nor the Bank currently conduct any nonfinancial activities. Certain provisions of the legislation also may affect the Bank assuming the consummation of the Proposed Conversion due to a Maryland law that gives, with the approval of the Commissioner, Maryland commercial banks the authority to engage in activities in which national banks may engage.

      Developments in Technology. The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking, telebanking, debit cards and so-called "smart" cards. The ability of the Company and the Bank to compete successfully in its markets may depend on the extent to which it is able to exploit such technological changes. However, there can be no assurance that the development of these or any other new technologies, or the Company and the Bank's success or failure in anticipating or responding to such developments, will materially affect the Company's business, financial condition or operating results. Currently, the Bank does not offer Internet-based banking, telebanking, debit or smart cards or other similar technical banking products which are offered by many of the Bank's competitors, although the Bank intends to offer such services in the future.

      Year 2000 Issues. The much publicized Year 2000 Issue is the result of computer programs being written using two digits rather than four to define an applicable year. Computer programs with date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. With respect to software used for bank operations, mistakes of this nature could cause disruptions of operations, including, among other things, the temporary inability to process transactions or engage in similar normal business activities. In addition, the Year 2000 Issue increases transaction risk with third parties, including customers.

      The Bank contracts with an outside firm to provide data and transaction processing services. The Bank's contract with this firm is scheduled to expire on December 1, 2000. In February 1999, the Bank and the Bank's outside data processing firm tested the Bank's data and transaction processing for Year 2000 compliance using a January 3, 2000 transaction date. During the test, the Bank's data and transaction processing successfully performed all processing functions. On March 1, 1999, the data processing firm advised the Bank that all of the data processing firm's hardware, system and application code changes related to the Year 2000 Issue had been made, and that the data processing firms's systems and operations had been tested to determine that date sensitive calculations and functions can be accurately performed using 20th and 21st century dates. In April 1999, the Bank and the data processing firm will retest the Bank's data and transaction processing for Year 2000 compliance. The Bank does not anticipate incurring any extra costs from the data processing firm in connection with the Year 2000 Issue.

      In light of the foregoing, the Bank does not believe that its operations will be materially impacted by the Year 2000 Issue. However, there can be no assurance that the data and transaction processing system will be Year 2000 compliant, and such failure may have a material adverse effect on the Company and the Bank's earnings, cash flows and overall financial condition. In addition to risks relating to internal Year 2000 compliance, the Bank may be vulnerable to the failure of customers or other third parties with which the Bank conducts business to remedy their own
Year 2000 issues.

RESULTS OF OPERATIONS.

      General.

      The Bank commenced operations as of December 1, 1997, and its activities have primarily consisted of drawing deposits, making loans and servicing the deposits and loans acquired from Rushmore.

      As of December 31, 1998, the Company had total assets of approximately $12,077,000, total loans of approximately $6,688,000 and total deposits of approximately $9,262,000. As of December 31, 1997, the Company had total assets of approximately $11,420,000, total loans of approximately $6,303,000 and total deposits of approximately $8,396,000. The Company experienced a loss of approximately $432,000 for the year ended December 31, 1998 and $41,000 for the year ended December 31, 1997.

      For the year ended December 31, 1998, the Company's return on assets (net loss divided by average total assets) was (3.76%), its return on equity (net loss divided by average equity) was (16.05%), and its equity to assets ratio (average equity divided by average total assets) was 23.43%. For the year ended December 31, 1997, the Company's return on assets was (0.37%), its return on equity was (1.45%), and its equity to assets ratio was 25.60%.

      Liquidity, Capital Resources and Write-Off of Capitalized Amounts.

      The Company principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities maturing within one year and available for sale securities. As of December 31, 1998, the Company had $3,088,000 in cash and short term investments and $586,000 in available for sale securities. As of December 31, 1997, the Company had $3,337,000 in cash and short term investments and $569,000 in available for sale securities. Fluctuations in the deposit levels of the Bank's customers would result in corresponding fluctuations in the Company and the Bank's liquidity position. In addition, although the Bank has not done so to date, the Bank is eligible to borrow funds from the Federal Home Loan Bank of Atlanta, which serves as a reserve credit capacity for its members.

      The Company's consolidated stockholders' equity was $2,379,000 as of December 31, 1998 and $2,811,000 as of December 31, 1997, primarily as a result of the Company's 1997 initial public offering of 300,000 shares of Common Stock at an offering price of $10.00 per share.

      On October 9, 1998, the Company commenced its second public offering (the "Offering"). The Offering was ongoing as of December 31, 1998 and will expire by its terms on March 31, 1999. On
                                       13

January 12, 1999, the Company completed the sale of the minimum number of Units in the Offering and, after payment of all expenses associated with the Offering, will receive approximately $1,285,000 of net proceeds from such sale.

      Management believes that the sale of the minimum number of Units in the Offering will enable the Bank to open a branch in Towson, Maryland and that the sale of the maximum number of Units in the Offering will enable the Proposed Conversion to be consummated. If the Company is unable to sell the maximum number of Units in the Offering, or such lesser amount as may be sufficient to enable the Proposed Conversion to be consummated, the Company may seek additional funds to enable the Proposed Conversion to be consummated. Any equity or debt financings, if available at all, may be on terms which are not as favorable as Offering and, in the case of equity financings, could result in dilution to the Company's stockholders.

      In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 (the "SOP") regarding financial reporting on the costs of start-up activities. Under the SOP, organizational costs are considered start-up costs and, commencing no later than fiscal years beginning after December 15, 1998, entities must expense these costs as they are incurred. As a result of the SOP, the Company was required to write-off its unamortized organizational costs no later than the first quarter of 1999, as a cumulative change in an accounting principle. Management decided to early adopt this SOP and to write-off the Company and the Bank's organizational costs in 1998. This early adoption will require the Company to restate its interim financial statements for the first three quarters of 1998.

      Net Interest Income/Margins.

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

      The level of net interest income is determined primarily by the average balances ("volume") and the rate spreads between the Bank's interest-earning assets and the Bank's funding sources. The Bank's ability to maximize its net interest income depends on increases or decreases in the volume of its interest-earning assets and interest-bearing liabilities, increases or decreases in the average
                                       14
rates earned and paid on such assets and liabilities, the ability to manage the earning-asset portfolio, and the availability of particular sources of funds, such as non-interest earning deposits.

      The following table indicates the average volume of interest-earning assets and interest-bearing liabilities and average yields and rates for the Company and the Bank for the periods indicated, which are the operating periods of the Bank.

Average Balances -- Yields and Rates (1)


                                                Year Ended                           December 1,1997 to
                                            December 31,1998                         December 31,1997
                                            -----------------                        -----------------
                                          Average       Income/     Yield/        Average      Income/       Yield/
Assets:                                   Balance       Expense      Rate         Balance      Expense        Rate
                                          -------       -------      ----         -------      -------        ----
Loans receivable (net of unearned
income) (2)                            $6,573,000      $597,000       9.08%     $6,399,000     $47,000        8.81%
Mortgage backed securities                 72,000         5,000       6.94              --          --          --
Money market accounts                     548,000        26,000       4.74         893,000       4,000        5.38
Federal funds sold                      2,899,000       159,000       5.48       2,681,000      12,000        5.37
Interest bearing bank balances                  0             0         --          31,000       --(3)          --
Other earning assets (FHLB stock)          54,000         4,000       7.41          27,000       --(3)          --
                                       ----------       -------       ----      ----------      ------        ----
Total earning assets (4)               10,146,000       791,000       7.79%     10,031,000      63,000        7.54%
                                       ----------       -------       ----      ----------      ------        ----
Allowance for loan losses                 (69,000)                                 (51,000)
Cash and due from banks                   185,000                                  198,000
Property and equipment, net               744,000                                  414,000
Other assets                              478,000                                  454,000
                                          -------                                  -------
Total assets                          $11,484,000                              $11,046,000
                                      ===========                              ===========
Liabilities and stockholders' equity:
Statement savings                      $1,328,000        33,000       2.50%     $1,452,000       3,000        2.50%
Money market                               62,000         1,000       2.33           3,000       --(3)        3.00
Certificates of deposit                 1,027,000        57,000       5.54         578,000       3,000        5.31
IRA                                       459,000        22,000       4.83         496,000       2,000        4.76
Insured investment                      5,036,000       254,000       5.03       4,844,000      24,000        5.36
Passbook deposit                          158,000         5,000       2.92          35,000       --(3)        3.00
                                         --------      --------    -------        --------    --------        ----


Total interest-bearing liabilities      8,070,000       372,000      4.61%       7,408,000      32,000        5.18%
                                                       --------      -----                     -------        ----
Checking accounts                         479,000                                  632,000
Other liabilities                         244,000                                  178,000
Stockholders' equity                    2,691,000                                2,828,000
                                        ---------                                ---------

Total liabilities and stockholders'
equity                                $11,484,000                              $11,046,000
Interest rate spread (Average rate    ===========                              ===========
earned less average rate paid)                                        3.18%                                   2.36%
Net interest income (Interest earned
less interest paid)                                    $419,000                                $31,000
Net interest margin (Net interest                     =========                                =======
income/total earning assets)                                          4.12%                                   3.71%


(1) Average balances were calculated using December 1, 1997 and month end balances (which approximate daily averages), as daily averages were not available for the periods presented.
(2) Loans on non-accrual status are included in the calculation of average balances.
(3)  No interest income or de minimus interest income.

(4) From inception through December 31, 1998, the Bank made no loans or investments that qualify for tax-exempt treatment and, accordingly, had no tax-exempt income.

      Liquidity and Interest Rate Sensitivity.


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


      The following table sets forth the amount of the Company and the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 1998 which are expected to mature or reprice in each of the time periods shown:


                     Maturity and Rate Sensitivity Analysis

                                                                 Maturity or     Maturity or    Maturity or     Maturity or
                                                                  Repricing       Repricing      Repricing       Repricing
                                                        Percent    Within          Within        Within             Over
                                           Amount      of Total   0-3 Months    4-12 Months     1-5 years          5 Years
                                           ------      --------   ----------    -----------     ---------          -------

Interest-earning assets:
   Loans receivable                    $6,688,000         65.36%      $3,000       $675,000    $1,546,000       $4,464,000
   Mortgage backed securities             442,000          4.32          ---            ---       442,000              ---
   Money market accounts                  586,000          5.72      586,000            ---           ---              ---
   Federal funds sold                   2,463,000         24.07    2,463,000            ---           ---              ---
   Other earning assets (FHLB
Stock)                                     54,000          0.53          ---            ---           ---           54,000
                                        ---------          ----    ---------       --------     ---------        ---------
Total interest-earning assets         $10,233,000        100.00%  $3,052,000       $675,000    $1,988,000       $4,518,000
                                      ===========        ======   ==========       ========    ==========       ==========

Interest-Bearing Liabilities:
   Statement savings                   $1,184,000         13.46%  $1,184,000            ---           ---              ---
   Money market                           243,000          2.76      243,000            ---           ---              ---
   Certificates of deposit &
IRAs                                    2,225,000         25.29       35,000        660,000     1,530,000              ---
   Insured investment                   4,910,000         55.80    4,910,000            ---           ---              ---
   Passbook deposits                      237,000          2.69      237,000            ---           ---              ---
                                       ----------         -----    ---------        ---------   ---------       ----------
Total interest-bearing
liabilities                            $8,799,000        100.00%  $6,609,000       $660,000    $1,530,000       $      ---
                                       ==========        ======   ==========       ========    ==========       ==========

Periodic repricing differences
(periodic gap)                                                   $(3,557,000)       $15,000      $458,000       $4,518,000
                                                                 ===========        =======      ========       ==========
Cumulative repricing differences
(cumulative gap)                                                 $(3,557,000    $(3,542,000)  $(3,084,000)      $1,434,000
                                                                 ===========    ===========   ===========       ==========

Ratio of rate sensitive assets
to rate sensitive liabilities                                       46.18%         102.27%        129.93%



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

      As indicated by the above table, the Bank's interest-earning assets consist primarily of fixed rate, long-term loans while the Bank's interest-bearing liabilities consist primarily of variable rate short-term accounts. Since the interest-earning assets will mature more slowly than the interest-bearing liabilities, the net portfolio value and net interest income will tend to decrease during periods of rising interest rates, but will tend to increase during periods of falling interest rates. In addition, many of the Bank's loans which were acquired from Rushmore were made prior to the current documentation requirements of GNMA, FNMA or FHLMC and, therefore, such loans may not be able to be resold in the secondary market. During periods of rising interest rates, the Bank's inability to resell certain of the loans acquired from Rushmore in the secondary market could have a material adverse effect on the Bank's net portfolio value and its net interest income.

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

      Lending Activities.

      General. As a federal stock savings bank, the Bank lending activities are primarily comprised of seeking to originate mortgage loans for the purpose of financing and refinancing one-to-four family residential properties. To a lesser extent, the Bank seeks to originate home equity and second trust loans, commercial real estate loans, multi-family real estate loans (five units or more), commercial business loans, construction and lot loans (primarily for one-to-four family home construction for the borrower) and consumer loans. The types of loans the Bank originates generally are subject to federal and state laws and regulations.

      In connection with and assuming the consummation of the Proposed Conversion, the Bank will refocus its lending strategy. Pursuant to this refocused strategy, while continuing to pursue its existing business of seeking to originate mortgage loans for the purpose of financing and refinancing one-to-four family residential properties, the Bank intends to expand gradually its commercial real estate, commercial business, construction and consumer lending.

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

      During 1998, the Bank disbursed approximately $2,200,000 in new loans.

      Loan Portfolio Composition. The Bank's loan portfolio as of December 31, 1998 and December 31, 1997 was principally comprised of long-term fixed-rate mortgage loans for owner occupied and non-owner occupied (investor) residential properties.

      As of December 31, 1998, the Bank's loans totaled $6,688,000, of which $4,863,000 were one-to-four-family mortgage loans, or approximately 73% of the Bank's loan portfolio. At the same date, second trust mortgage loans were $389,000, or approximately 6% of the Bank's loan portfolio. As of December 31, 1998, commercial real estate loans were $912,000, or approximately 14% of the Bank's loan portfolio, construction and lot loans were $280,000, or approximately 4%, and consumer loans were $244,000, or approximately 3% of the Bank's loan portfolio. As of December 31, 1998, $4,858,000 or approximately 73% of the Bank's loan portfolio constituted loans purchased from Rushmore.

      As of December 31, 1997, the Bank's loans totaled $6,303,000, of which $5,210,000 were one-to-four-family mortgage loans, or approximately 83% of the Bank's loan portfolio. At the same date, second trust mortgage loans were $69,000, or approximately 1% of the Bank's loan portfolio. As of December 31, 1997, commercial real estate loans were $808,000, or approximately 13% of the Bank's loan portfolio, and consumer loans were $216,000, or approximately 3% of the Bank's loan portfolio. As of December 31, 1997, $6,115,000 or 97% of the Bank's loan portfolio constituted loans purchased from Rushmore.

      As of December 31, 1998, none of the Bank's loans had an adjustable interest rate. As of December 31, 1997, one of the Bank's loans, with a balance on such date of $90,000, had an adjustable interest rate. Since all of the Bank's loans are fixed-rate, the Bank does not have the flexibility to adjust the rates of these loans to the current interest rate environment. Adjustable rate loans allow this flexibility.

      The following table sets forth the composition of the Bank's loans in dollar amounts and in percentage of the respective portfolio as of the dates indicated.

                                     December 31, 1998                 December 31, 1997
                                     -----------------                 -----------------
                                               Percentage                        Percentage
       Type of Loans               Amount       of Total            Amount        of Total
       -------------               ------       --------            ------        --------
Commercial--real estate           $912,000        13.63%          $  808,000       12.82%
Residential real estate
   Owner occupied                3,811,000        56.98            3,886,000       61.65
   Investor                      1,052,000        15.73            1,324,000       21.01
   Second trust                    389,000         5.82               69,000        1.09
Construction & Lot                 280,000         4.19                   --          --
Consumer
   Deposit secured                 234,000         3.50              189,000        3.00
   Unsecured                        10,000         0.15%              27,000        0.43
                                 ---------       -------           ---------      ------
Total loans                      6,688,000       100.00%           6,303,000      100.00%
                                                 =======                          ======
Less:

Allowance for loan losses          (85,000)                          (52,000)
                                 ----------                       ----------
Net loans                        $6,603,000                       $6,251,000
                                 ==========                       ==========

      The following table sets forth the contractual maturity of the Bank's fixed rate loans and the period to repricing of the Bank's adjustable rate loan as of the dates indicated. Some of the loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of future cash collections:

                                   More Than                                               More Than
                     Up to 1       1 Year to         10+                       Up to 1     1 Year to
                       Year        10 Years         Years          Total        Year        10 Years      10+ Years        Total
                       ----        --------         -----          -----        ----        --------      ---------        -----
Real estate
(commercial and
residential)          $364,000     $3,132,000     $2,668,000    $6,164,000     $16,000     $2,841,000     $3,230,000     $6,087,000

Consumer                34,000        210,000             --       244,000       5,000        102,000        109,000        216,000

Construction & Lot     280,000             --             --       280,000          --             --             --             --
                      --------     ----------    ----------    ----------      -------     ----------     ----------     ----------
      Total           $678,000     $3,342,000     $2,668,000    $6,688,000     $21,000     $2,943,000     $3,339,000     $6,303,000
                      ========     ==========    ==========    ==========      =======     ==========     ==========     ==========

Fixed interest rate   $678,000     $3,342,000     $2,668,000    $6,688,000     $21,000     $2,853,000     $3,339,000     $6,213,000

Variable interest
rate                        --             --            --            --           --         90,000             --         90,000
                      --------     ----------    ----------    ----------      -------     ----------     ----------     ----------
      Total           $678,000     $3,342,000    $2,668,000    $6,688,000      $21,000     $2,943,000     $3,339,000     $6,303,000
                      ========     ==========    ==========    ==========      =======     ==========     ==========     ==========

The scheduled repayments as shown above are reported in the maturity category in which the payment is due, except for the adjustable rate loan, which is reported in the period to repricing.

      Secured Residential Real Estate Loans. The Bank offers fixed-rate and adjustable-rate mortgage loans primarily secured by one- to four-family residences, with maturities up to 30 years. All one-to-four family loans originated by the Bank are underwritten in accordance with GNMA, FNMA or FHLMC standards. The Bank originates loans for both owner occupied and non-owner occupied (investor) residential properties. Non-owner occupied residential mortgage loans generally carry a higher degree of credit risk than owner occupied residential mortgage loans.

      The Bank also offers fixed-rate and adjustable-rate home equity and second trust loans, primarily secured by one- to-four family, owner-occupied residences. The Bank employs similar underwriting standards in making home equity and second trust loans as those utilized in making residential mortgage loans.

      Although the Bank had not done so as of December 31, 1998, the Bank intends from time to time to purchase or participate in adjustable-rate mortgage loans.

      As of December 31, 1998, of the $6,688,000 of the Bank's loans, $4,863,000 were one-to-four family mortgage loans, or approximately 73% of the Bank's loan portfolio, and $389,000 were second trust mortgage loans, or 6% of the Bank's loan portfolio. Of the $4,863,000 in one-to-four family mortgage loans, $4,138,000 or approximately 85% of such loans constituted loans purchased from Rushmore. Of the $389,000 in second trust mortgage loans, $66,000 or approximately 17% of such loans constituted loans purchased from Rushmore.

      As of December 31, 1997, of the $6,303,000 of the Bank's loans, $5,210,000 were one-to-four family mortgage loans, or approximately 83% of the Bank's loan portfolio, and $69,000 were second trust mortgage loans, or 1% of the Bank's loan portfolio. Of the $5,210,000 in one-to-four family mortgage loans, $5,022,000 or approximately 96% of such loans constituted loans purchased from Rushmore. All of the second trust mortgage loans were purchased from Rushmore.

      Commercial and Multi-Family Real Estate Loans. The Bank offers commercial and multi-family real estate loans (five units or more) generally secured by property located in the Bank's market area. Although the Bank had not done so as of December 31, 1998, the Bank intends from time to time to purchase or participate in commercial and multi-family loans. In reaching a decision on whether to make a commercial real estate or multi-family loan, the Bank considers a number of factors, including market conditions, the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of net operating income to debt service) and the ratio of loan amount to appraised value.

      Commercial real estate and multi-family loans are generally larger and present a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate and multi-family properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or in the economy. The Bank seeks to minimize these risks through its underwriting standards.

      As of December 31, 1998, of the $6,688,000 of the Bank's loans, $912,000 were commercial real estate loans, or approximately 14% of the Bank's loan portfolio. Of the $912,000 in commercial real estate loans, $512,000, or approximately 56% of such loans constituted loans purchased from Rushmore. As of December 31, 1997, of the $6,303,000 of the Bank's loans, $808,000 were commercial real estate loans, or approximately 13% of the Bank's loan portfolio. All of such loans were purchased from Rushmore. The commercial real estate loans are primarily concentrated in loans secured by restaurants and taverns. The Bank has no multi-family loans in its portfolio. The

Bank intends to expand its commercial real estate lending assuming the consummation of the Proposed Conversion.

      Commercial Business Loans. Although it had not done so as of December 31, 1998, the Bank intends to pursue opportunities to offer commercial business loans, primarily to businesses located in the Bank's market area. While federally chartered savings institutions are limited to holding a maximum of 20% of their total assets in secured or unsecured loans and letters of credit for commercial, corporate, business and agricultural purposes and in certain commercial leases, Maryland commercial banks are not so limited.

      Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank will seek to minimize these risks through its underwriting standards.

      As of December 31, 1998 and December 31, 1997, the Bank had no commercial business loans in its portfolio.

      Construction and Lot Loans. The Bank seeks to originate, on a case by case basis, loans for the development of property to customers in its market area and loans secured by real property located in its market area. The Bank's construction loans primarily will be made to finance the construction of one-to-four family, owner-occupied residential properties.

      Construction and lot loans generally are considered to involve a higher degree of credit risk than residential mortgage loans. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank would be confronted with a project, when completed, having a value which is insufficient to ensure full repayment. Risk of loss on a lot loan is dependent on the borrower's continuing financial stability and the accuracy of the appraisal of the real property. The Bank will seek to minimize these risks through its underwriting standards.

      As of December 31, 1998, of the $6,688,000 of the Bank's loans, $280,000 were construction and lot loans, or approximately 4% of the Bank's loan portfolio. None of these loans were purchased from Rushmore. As of December 31, 1997, the Bank had no construction or lot loans in its portfolio. The Bank intends to expand its construction lending assuming the consummation of the Proposed Conversion.

      Consumer Loans. The Bank offers a variety of consumer loans, primarily consisting of fixed rate installment loans secured by automobiles or by deposits at the Bank.

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

      As of December 31, 1998, of the $6,688,000 of the Bank's loans, $244,000 were consumer loans, or approximately 3% of the Bank's loan portfolio. Of the $244,000 of such consumer loans, $142,000, or approximately 58% constituted loans purchased from Rushmore. As of December 31, 1997, of the $6,303,000 of the Bank's loans, $216,000 were consumer loans, or approximately 3% of the Bank's loan portfolio. All of such loans were purchased from Rushmore. The Bank intends to expand its consumer lending assuming the consummation of the Proposed Conversion.

      Marketing and Procedures for Loan Approvals. The Bank's lending activity currently is conducted primarily from its one branch office, primarily through contacts with existing and past customers of the Baltimore Branch of Rushmore, advertising, customer calls and contacts by the Bank's and the Company's employees, officers and directors, and solicitations to local real estate brokers, builders and real estate developers. Upon opening a Towson branch and upon opening additional branches in connection with the branch expansion strategy, the Bank's lending activity also will be conducted from these additional branches, although there can be no assurance that the Bank will be able to open a Towson branch or at any other location or that the branch expansion strategy will be successful.

      The Bank's lending is subject to written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and, where applicable, property valuations. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the applications are verified through use of credit reports, financial statements, tax returns and/or confirmations. The Bank intends to sell originations of fixed rate mortgage loans that are not subject to at least a five year call provision in the secondary market and will retain in its portfolio rate sensitive products.

      The Bank generally requires title insurance on its secured real estate loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank requires flood insurance to protect the property securing its interest when the property is located in a flood plain. The Bank generally will not lend more than 90% of the appraised value on its secured real estate loans, and requires private mortgage insurance on residential mortgage loans with loan-to-value ratios in excess of 80%.

      Nonperforming Loans and Other Delinquent Assets. Management of the Bank performs reviews of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally requires that delinquent mortgage loans be reviewed and that a written late charge notice be mailed shortly after the date of delinquency. The Bank's policies provide that telephone contact be attempted to ascertain the reasons for delinquency and the prospects of repayment. The Bank's policies provide that when contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure.

      The Bank generally classifies loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become ninety days past due. Classifying a loan as non-accrual results in the Bank no longer accruing interest on such loan and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. The Bank recognizes interest on non-accrual loans only when received.

      Any property acquired by the Bank as a result of foreclosure on a mortgage loan will be classified as "real estate owned" and will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for loan losses. Upon foreclosure, the Bank generally will require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of December 31, 1998, the Bank held no real estate acquired as a result of foreclosure.

      The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. At the dates shown, the Bank had no loans which are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No.
15.

                                                December 31, 1998    December 31, 1997
                                                -----------------    -----------------
Loans accounted for on a non-accrual basis          $93,000                $41,000
Accruing loans delinquent 90 days or more as to
principal or interest                                    --                     --
                                                    -------                -------
Total non-performing loans                          $93,000                $41,000
                                                    =======                =======
Non-performing loans to total loans                    1.39%                  0.65%

      For the year ended December 31, 1998 and the year ended December 31, 1997, gross interest income of $4,000 and $1,000, respectively, would have been recorded by the Bank on loans accounted for on a non-accrual basis if the loans had been current throughout the respective periods. There was no interest on such loans included in income during the respective periods.

      As of December 31, 1998, the Bank did not have any loans in its portfolio which were not accounted for on a non-accrual basis or as accruing loans delinquent 90 days or more as to principal or interest with respect to which known information about the possible credit problems of the borrowers or the cash flow of the security has caused management of the Bank to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of the loans in the non-performing asset categories.

      The Bank has adopted the provisions of Statements of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of Loan," as amended by Statements of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure," effective January 1, 1995. SFAS 114 and SFAS 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Bank considers payments which are less than 60 days late to be a minimum delay in the payment terms. The Bank considers consumer loans as homogenous loans and thus does not apply the SFAS 114 impairment test to these loans. Impaired loans will be written off when collection of the loan is doubtful. As of December 31, 1998, an analysis of the Bank's loan portfolio revealed that the Bank did not have any loans that needed to be classified as impaired under SFAS 114 or SFAS 118.

      Classified Assets and Allowance for Loan Losses. Federal regulations require and the Bank's policy requires that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss." An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but posses weaknesses are designated "Special Mention."

      When the Bank determines that an asset should be classified, it generally will not establish a specific allowance for such asset unless it determines that such asset should be classified as "Loss." When the Bank classifies one or more assets, or portions thereof, as "Substandard" or "Doubtful," it will establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When the Bank classifies one or more of its assets, or portions thereof, as "Loss," it will either establish a specific allowance for losses equal to 100% of the amount of the asset so classified or will charge off such amount. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The Bank regularly reviews its assets to determine whether any assets require classification or reclassification.

      As of December 31, 1998, $37,000 of the Bank's assets were classified as "Substandard" and none of the Bank's assets were classified as "Doubtful," "Loss" or "Special Mention."

      The Bank's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the portfolio.

      Because approximately 73% of the Bank's loans consist of loans purchased from Rushmore, which loans were originated by Rushmore, the Bank's management made an estimate of what was believed to be a reasonable initial allowance for loan losses. In establishing the Bank's initial allowance for loan losses, management relied on, among other things, conversations with Rushmore, a review of the payment history of the loans acquired from Rushmore and economic conditions. Currently, management's determination of the adequacy of the allowance is based on an evaluation of the loan portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income.

      Although management believes it uses the best information available to make determinations with respect to the allowances for loan losses and believes such allowances are adequate, future adjustments may be necessary if there are additional loan losses or if economic, operating and other conditions differ substantially from the assumptions used in making the determinations. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. In addition, management anticipates that the Bank's provisions for loan losses will increase in the future as it implements the strategy of continuing existing lines of business while gradually expanding its commercial real estate, commercial business, construction and consumer lending, which loans generally entail greater risks than residential mortgage loans.

      Banking regulatory agencies, including the OTS, which currently regulates the Bank, and the Federal Reserve, which will regulate the Bank assuming the consummation of the Proposed Conversion, have adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of: (i) 50% of the portfolio that is classified as "Doubtful"; (ii) 15% of the portfolio that is classified as "Substandard"; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as "Special Mention"), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

      The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                               Period from
                                                         Year Ended        December 1, 1997 to
                                                      December 31, 1998     December 31, 1997
                                                      -----------------     -----------------
Allowance for loan losses, beginning of period             $52,000           $    50,000(1)
   Loans charged off                                         ---                   --
   Recoveries                                                ---                   --
      Net loans charged off                                  ---                   --
Provision for loan losses                                   33,000                 2,000
                                                          --------           -----------
Allowance for loan losses, end of period                   $85,000           $    52,000
                                                           =======           ===========
Loans (net of premiums and discounts):
Period-end balance                                      $6,688,000            $6,303,000
Average balance during period                           $6,573,000            $6,399,000
Allowance as percentage of period-end loan balance            1.27%                 0.83%
Percent of average loans:
   Provision for loan losses                                  0.50%                 0.03%
   Net charge-offs                                             ---                    --

(1)   Purchased from Rushmore.


      The following table summarizes the allocation of allowance by loan type at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                        As of December 31, 1998      As of December 31, 1997
                        -----------------------      -----------------------
                                      Percent of                  Percent of
                          Amount         Total        Amount          Total
                          ------         -----        ------          -----
Commercial Real Estate   $12,000         14.00%      $  8,000         15.38%
Residential Real Estate   67,000         78.00         42,000         80.77
Consumer                   3,000          4.00          2,000          3.85
Construction and Lot       3,000          4.00             --            --
                         -------        ------        -------        ------
Total                    $85,000        100.00%       $52,000        100.00%
                         =======        ======        =======        ======

      Securities Portfolio.

      The Bank has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, mortgage-backed and related securities and federal funds. Subject to various restrictions, the Bank also may invest in commercial paper, corporate debt securities and mutual funds. Additionally, the Bank is required to maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Assuming the consummation of the Proposed Conversion, the Bank will be subject to the liquidity requirements imposed upon Maryland commercial banks by Maryland law.

      While mortgage-backed and related securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect the value of such securities. Specifically, investments in mortgage-backed and related securities involve risks that actual prepayments may exceed prepayments estimated over the life of the security that may result in a loss of any premiums paid for such securities thereby reducing their net yield. Conversely, if interest rates increase, the market value of such securities may be adversely affected. As of December 31, 1998, the Bank had investments of $442,000 in mortgage-backed or related securities.

      The Board of Directors of the Bank sets the investment policy of the Bank. The Board's policy is for investments to be made based on the safety of the principal, the liquidity requirements of the Bank and the return on the investment and capital appreciation. All investment decisions are made by the Bank's investment committee.

      The following table sets forth information regarding the book value of the Bank's investment securities and other investments as of the dates indicated.

                                  As of December 31, 1998    As of December 31, 1997
                                  -----------------------    -----------------------
Securities available for sale:         $   586,000                 $   569,000
   Money market accounts
Investment Securities:
   Federal funds sold                    2,463,000                   3,151,000
   Interest-earning deposits                   ---                      31,000
   FHLB stock                               54,000                      54,000
   Mortgage backed securities              442,000                         ---
                                       ------------                 ----------
   Total                                $3,545,000                  $3,805,000
                                       ============                 ==========

The following table sets forth information regarding the scheduled maturities, market value and weighted average yields for the Bank's investment securities and certain other investments as of December 31, 1998:

                                             Carrying Value      Average Yield
                                             --------------      -------------
Securities available for sale:                $   586,000           4.56%
   Money market accounts (within one year)
Investment securities:
   Federal funds sold (within one year)         2,463,000           5.48
   Mortgage backed securities (after one,
   but within five years)                         442,000           6.94
   FHLB stock                                      54,000           7.41
                                               ----------           ----
   Total                                       $3,545,000           5.54%
                                               ==========           =====


      Sources of Funds.

      Deposits are the primary source of the Bank's funds for use in lending, investment activities and other general business purposes. In addition to deposits, the Bank may obtain funds from advances from the Federal Home Loan Bank of Atlanta and other borrowings. Assuming the consummation of the Proposed Conversion, the Bank will continue to have access to advances from the Federal Home Loan Bank of Atlanta.

      Deposits. The Banks offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of checking accounts, insured investment accounts, statement savings accounts, passbook deposit accounts, money market accounts, certificates of deposit and individual retirement accounts. The Bank relies, and will continue to rely in connection with the branch expansion strategy, on advertising and customer calls and contacts by the Bank's and the Company's employees, officers and directors to attract and retain deposits. With respect to its current branch office, the Bank also relies on relationships with past customers of the Baltimore Branch of Rushmore. Most of the Bank's deposits currently come from customers residing in the community surrounding the Bank's office. The Bank does not use brokers to obtain deposits. The Bank's management believes that the Bank pays competitive interest rates on deposits, but other institutions in its area may offer higher interest rates. All deposits are insured by the Savings Account Insurance Fund ("SAIF") administered by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules).

      The Bank believes that the variety of deposit accounts that it offers allows the Bank to be competitive in its market area in obtaining funds and enables the Bank to respond with flexibility to changes in customer demand. The ability of the Bank to attract and maintain deposit accounts is affected by market conditions.

      The following table details the average amount and the average rate paid on the following deposit categories of the Bank for the periods indicated. The average balances were calculated using

December 1, 1997 and month end balances (which approximate daily averages), as daily averages were not available for the periods presented.

                                       Year Ended                   December 1, 1997 to
                                   December 31, 1998                 December 31, 1997
                                   -----------------                 -----------------
                             Average    Average    Percent     Average     Average   Percent
Composition of Deposits      Balance      Rate    of Total     Balance       Rate   of Total
-----------------------      -------      ----    --------     -------       ----   --------
Checking                    $  479,000     ---%       5.60%   $  632,000        --%     7.85%
                            ----------                        ----------
Statement savings            1,328,000    2.50       15.53     1,452,000      2.50     18.06
Money market                    62,000    2.33        0.73         3,000      3.00      0.04
Certificates of deposit      1,027,000    5.54       12.01       578,000      5.31      7.19
IRA                            459,000    4.83        5.37       496,000      4.76      6.17
Insured investment           5,036,000    5.03       58.91     4,844,000      5.36     60.25
Passbook deposit               158,000    2.92        1.85        35,000      3.00      0.44
                            ----------    ----      ------    ----------      ----    ------
Total interest bearing
deposits                     8,070,000    4.61%      94.40%    7,408,000      5.18%    92.15%
                            ----------    ----      ------    ----------      ----    ------
Total                       $8,549,000    4.35%     100.00%   $8,040,000      4.78%   100.00%
                            ==========    ====      ======    ==========      ====    ======

      As of December 31, 1998, the Bank had no time deposits of $100,000 or more.

      Borrowing. The Federal Home Loan Bank System (the "FHLB System") functions as a reserve credit capacity for savings associations and certain other member financial institutions. Members of the FHLB System are required to own capital stock in a Federal Home Loan Bank (a "FHLB"). The Bank is a member of the FHLB System and owns stock in the FHLB of Atlanta.


      The Bank is able to obtain advances from the FHLB of Atlanta upon the security of its capital stock in the FHLB of Atlanta and other eligible assets. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The FHLB of Atlanta will limit the advances it makes to the Bank based upon its review and analysis of the Bank. The Bank may use FHLB advances as an alternative source of funds to deposits in order to fund its lending activities when it determines that it can profitably invest the borrowed funds over their term.


      As of December 31, 1998 and December 31, 1997, the Bank had no advances outstanding from the FHLB of Atlanta. Assuming the consummation of the Proposed Conversion, the Bank will continue as a member of the FHLB of Atlanta.

SUPERVISION AND REGULATION

      General.

      As a federal stock savings bank, the Bank is subject to examination, supervision and regulation by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. With respect to certain consumer credit laws, the Bank is subject to regulation by the Commissioner. The Bank is a member of the FHLB of Atlanta and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") administered by the FDIC. The Bank is required to file reports with the OTS and the FDIC concerning its activities and financial condition and must obtain the approval of the OTS prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The OTS and the FDIC perform periodic examinations to test the Bank's compliance with various regulatory requirements.

      Assuming the consummation of the Proposed Conversion, the Bank will be a Maryland commercial bank and its deposit accounts will continue to be insured by the SAIF. The Bank also will become a member of the Federal Reserve (a member bank). The Bank will be subject to examination, supervision and regulation by the Commissioner (rather than the OTS) and the Federal Reserve, and will remain subject to periodic examination by the FDIC. The Bank will be required to file reports with the Commissioner and the Federal Reserve concerning its activities and financial condition and will be required to obtain regulatory approvals from the Commissioner and the Federal Reserve prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.

      As a federally insured depository institution, the Bank is, and assuming the consummation of the Proposed Conversion will continue to be, subject to various regulations promulgated by the FDIC.

      This supervision and regulation establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Changes in the regulatory framework could have a material adverse effect on the Bank and its operations that, in turn, could have a material adverse effect on the Company.

      The Company, as a savings and loan holding company, is required to file certain reports with and otherwise comply with the rules and regulations of the OTS. Assuming the consummation of the Proposed Conversion, the Company will become a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and the Commissioner under the Maryland Bank Holding Company Act of 1995, as amended (the "Maryland Act"). As such, the Company will be subject to the supervision, examination and reporting requirements contained in the BHC Act and the Maryland Act and the regulations of the

Federal Reserve and the Commissioner. The Company also is required to file certain reports with and otherwise comply with the rules and regulations of the SEC under the federal securities laws.

      The following is intended only as a summary of governmental supervision and regulation of the Bank (as a federal stock savings bank and a Maryland commercial bank) and the Company (as a savings and loan holding company and a bank holding company), and does not purport to be a complete analysis of the laws and regulations that govern or will govern, assuming the consummation of the Proposed Conversion, the operations of the Bank and the Company.

      Depository Institution Regulation.

      Loans-to-One Borrower. Under the Home Owners' Loan Act, as amended (the "HOLA"), savings institutions are generally required to comply with the loans to one borrower limitations applicable to national banks. National banks generally may make loans to one borrower in amounts up to 15% of the bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral.

      The HOLA provides exceptions under which a savings institution may make loans to one borrower in excess of the generally applicable national bank limits. A savings institution may make loans to one borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in any amount not to exceed $500,000; or (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30,000,000 or 30% of the savings institution's unimpaired capital and surplus, provided other conditions are satisfied. In addition, the Federal Institutions Reform, Recovery, and Enforcement Act of 1989 provided that a savings institution could make loans to one borrower to finance the sale of real property acquired in satisfaction of debts previously contracted in good faith in amounts up to 50% of the savings institution's unimpaired capital and surplus. The OTS, however, has modified this third standard by limiting loans to one borrower to finance the sale of real property acquired in satisfaction of debts to 15% of unimpaired capital and surplus. The OTS rule provides, however, that purchase money mortgages received by a savings institution to finance the sale of such real property do not constitute "loans" (provided no new funds are advanced and the savings institution is not placed in a more detrimental position holding the note than holding the real estate) and, therefore, are not subject to the loans to one borrower limitations.

      As of December 31, 1998, the maximum amount that the Bank could have loaned to any one borrower was $500,000. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower or group of affiliated borrowers was $400,000. As of December 31, 1997, the maximum amount that the Bank could have lent to any one borrower was $500,000. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower or group of affiliated borrowers was $290,000. Notwithstanding the Bank's ability to lend $500,000 to one borrower, current Bank policy is limit the aggregate amount of loans to any one borrower to $400,000.

      Assuming the consummation of the Proposed Conversion, the Bank will be subject to Maryland statutory law with respect to limits on loans to one borrower. Generally, under Maryland law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed:

(i) 10% of the unimpaired capital and surplus of the commercial bank; or (ii) 30% of the unimpaired capital and surplus of the commercial bank if the excess over 10% is approved by a two-thirds vote of the board of directors and is secured by currency or obligations of the United States or obligations of the State of Maryland or any political subdivision.

      QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions on its activities. To meet the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" (generally, total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) on a monthly average basis in at least 9 months out of each 12 month period.

      The Bank currently is in compliance with the QTL test, although in July and August 1998 the Bank did not maintain at least 65% of its portfolio assets in qualified thrift investments.

      Assuming the consummation of the Proposed Conversion, the QTL test, and the penalties for failure to maintain QTL status, will not be applicable to the Bank.

      Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital.

      The regulations establish three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in regulatory capital requirements before and after a proposed capital distribution (a "Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice to, but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) up to 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. The Bank currently meets the criteria to be designated a Tier 1 Association.

      In the event an institution's capital falls below its capital requirements or the OTS notifies the institution that it was in need of more than normal supervision, the institution's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by an institution, which would otherwise be permitted by the regulations, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      The OTS has proposed amendments to its capital distribution regulations which would conform OTS regulations to the existing requirements of other banking agencies, as well as simplify the existing OTS regulations. These proposed rules generally would eliminate the requirement of notifying the OTS when cash dividends of a certain amount are to be paid for institutions that will remain at least adequately capitalized. However, applications for capital distributions would be required for all distributions over a specified amount. See "- Prompt Corrective Regulatory Action."

      Assuming the consummation of the Proposed Conversion, the Bank's ability to pay dividends will not be subject to the limitations in the OTS regulations but instead will be governed by the Maryland General Corporation Law (the "MGCL"), Maryland law relating to financial institutions, and the regulations of the Federal Reserve. Under the MGCL, dividends may not be paid if, after giving effect to the dividend: (i) the corporation would not be able to pay the indebtedness of the corporation as the indebtedness becomes due in the normal course of business; or (ii) the corporation's total assets would be less than the sum of the corporation's total liabilities plus, unless the charter permits otherwise, the amount needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the dividend. Under Maryland law relating to financial institutions, if the surplus of a commercial bank at any time is less than 100% of its capital stock, then, until the surplus is 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings; and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings.

      As a member of the Federal Reserve, the Bank's payment of dividends also will be subject to the Federal Reserve's Regulation H, which limits the dividends payable by a state member bank to the net profits of the Bank then on hand, less the bank's losses and bad debts. Additionally, the Federal Reserve has the authority to prohibit the payment of dividends by a member bank when it determines such payment to be an unsafe and unsound banking practice.

      Liquidity. Under OTS regulations, savings institutions are required to maintain an average daily balance of specified liquid assets (generally cash, certain time deposits and savings accounts, bankers' acceptances, specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4%) of the savings association's net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet the liquidity requirements.

      The average daily liquidity ratio of the Bank for the year ended December 31, 1998 was approximately 41.31%. The average daily liquidity ratio of the Bank for the month of December 1997 was approximately 46.69%.

      Assuming the consummation of the Proposed Conversion, the Bank will be subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits. The board of directors of a Maryland commercial bank must by resolution direct the commercial bank to maintain this reserve ratio in:
(i) cash on hand; (ii) demand deposits in a bank of good standing in any state; or (iii) as to 5% of its demand deposits, on approval of the Commissioner: (a) registered or coupon bonds, or (b) general obligations guaranteed by the United States government, an agency of the United States government, the State of Maryland or any political subdivision. Additionally, a Maryland commercial bank must have at all times a reserve equal to at least 3% of all time deposits. Time deposit reserves must be kept in: (i) cash on hand; (ii) deposits in a bank of good standing in any state or (iii) direct obligations of the United States government or of the State of Maryland. For purposes of Maryland law, "demand deposits" are defined as deposits payable within 30 days and "time deposits" are defined to be deposits that are payable after 30 days, including a savings account or certificate of deposit that requires at least a 30-day notice before payment.

      Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment is paid on a semi-annual basis and is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly Thrift Financial Report.

      Assuming the consummation of the Proposed Conversion, the Bank, as a Maryland commercial bank, will pay an annual assessment to the Commissioner to fund its expenses of regulating state banking institutions. The assessment will be based upon the Bank's assets for the previous calendar year.

      Branching. OTS regulations permit savings institutions to branch nationwide under certain conditions. Generally, savings institutions may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS' authority preempts any state law purporting to regulate branching by federal savings institutions.

      For a discussion of branching assuming the consummation of the Proposed Conversion, see "-Holding Company Regulation Assuming the Consummation of the Proposed Conversion Interstate Banking Legislation."

      Transactions with Related Parties. Transactions engaged in by a savings institution or a state member bank with a related party or an "affiliate" (i.e., any company that controls or is under common control with the savings institution) are subject to the restrictions contained in Sections 23A and 23B of the Federal Reserve Act (the "FRA"). Section 23A of the FRA limits the aggregate amount of "covered transactions" with any individual affiliate to 10% of the capital and surplus of the savings institution or state member bank and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's or state member bank's capital and surplus. In addition, certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that "covered transactions" be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. The term "covered transactions" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Notwithstanding Sections 23A and 23B, savings institutions and state member banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act. Further, a savings institution or state member bank may not purchase the securities of any affiliate other than a subsidiary.

      In addition, the authority of savings institutions and state member bank's to extend credit to their executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these laws and regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans that a savings institution or state member bank may make to such persons based, in part, on the institution's capital position, and requires that certain board approval procedures be followed.

      Maryland law imposes restrictions on certain transactions with affiliates of Maryland commercial banks. Generally, under Maryland law, a director, officer or employee of a commercial bank may not borrow, directly or indirectly, any money from the bank, unless the loan has been approved by a resolution adopted by and recorded in the minutes of the board of directors of the bank, or the executive committee of the bank, if that committee is authorized to make loans. If such a loan is approved by the executive committee, the loan approval must be reported to the board of directors at its next meeting. Certain commercial loans made to directors of a bank and certain consumer loans made to non-officer employees of the bank are exempt from the law's coverage.

      Enforcement. Under the Federal Deposit Insurance Act ("FDI Act"), the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders who participate in the conduct of the affairs of a savings institution, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on the institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1,000,000 per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

      Assuming the consummation of the Proposed Conversion, the Federal Reserve will have primary enforcement responsibility over the Bank regarding the above since it will be a state member bank.

      Capital Requirements. OTS regulations require that savings institutions maintain (i) "tangible capital" in an amount of not less than 1.5% of adjusted total assets; (ii) "core capital" in an amount not less than 3.0% of adjusted total assets; and (iii) a level of risk-based (or "total") capital equal to at least 8% of "risk-weighted" assets.

      Under OTS regulations, the term "core capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." "Core capital" is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights ("PMSRs") and purchased credit card relationships (subject to certain conditions). "Tangible capital" generally is defined as core capital minus intangible assets, with only a limited exception for PMSRs and purchased credit card relationships.

      Both "core" and "tangible capital" are further reduced by an amount equal to a percentage of the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or holding companies therefor. As of December 31, 1998, the Bank had no such investments.

      In calculating adjusted total assets, adjustments are made to the savings institution's total assets to give effect to the inclusion and exclusion of certain assets from capital and to account for the institution's investment in subsidiaries that must be netted against capital under the capital rules.

      "Total capital," for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital (which, as defined, includes the sum of, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt and a portion of the savings institution's general loss allowances) less certain deductions. The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4%.

      In determining total "risk-weighted" assets for purposes of the risk-based requirement, (i) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset); (ii) the credit equivalent amount of each off-balance sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100% (again depending upon the nature of the asset); and
(iii) the resulting amounts are added together and constitute total risk-weighted assets.

      The risk-based capital requirements of the OTS also require savings institutions with more than a "normal" level of interest rate risk to maintain additional "total" capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from "total" capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

      The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may subject the institution to an additional capital requirement based upon its level of interest rate risk as compared to its peers.

      Capital requirements higher than the generally applicable minimum may be established for a particular savings institution if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances.

      As of December 31, 1998 and December 31, 1997, the Bank exceeded all regulatory minimum capital requirements. The following tables sets forth the Bank's regulatory capital as of December 31, 1998 and December 31, 1997.

As of December 31, 1998:
------------------------

                      Actual Capital            Required Capital           Excess Capital
                      --------------            ----------------           --------------
                   Amount      Percentage     Amount     Percentage      Amount     Percentage
                   ------      ----------     ------     ----------      ------     ----------
Tangible         $ 1,535,000      13.9%      $ 166,000      1.5%        $ 1,369,000      12.4%
Core             $ 1,535,000      13.9%      $ 332,000      3.0%        $ 1,203,000      10.9%
Risk-based       $ 1,620,000      34.8%      $ 372,000      8.0%        $ 1,248,000      26.8%

As of December 31, 1997:
------------------------

                      Actual Capital            Required Capital           Excess Capital
                      --------------            ----------------           --------------
                   Amount   Percentage       Amount  Percentage         Amount   Percentage
                   ------   ----------       ------  ----------         ------   ----------
Tangible         $1,700,000    16.6%         $154,000     1.5%         $1,546,000    15.1%
Core             $1,700,000    16.6%         $308,000     3.0%         $1,392,000    13.6%
Risk-based       $1,752,000    40.4%         $347,000     8.0%         $1,405,000    32.4%

      Assuming the consummation of the Proposed Conversion, the Bank will no longer be subject to OTS capital regulations, but will be subject to the Federal Reserve guidelines regarding capital requirements as well as statutory capital requirements imposed under Maryland law. Federal Reserve regulations establish two capital standards for state-chartered banks that are members of the Federal
Reserve: a leverage requirement and a risk-based capital requirement. In addition, the

Federal Reserve may, on a case-by-case basis, establish individual minimum capital requirements for a bank that vary from the requirements which would otherwise apply under Federal Reserve regulations. A bank that fails to satisfy the capital requirements established under the Federal Reserve's regulations will be subject to such administrative action or sanctions as the Federal Reserve deems appropriate.

      The leverage ratio adopted by the Federal Reserve requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for banks rated composite 1 under the CAMEL rating system for banks. Banks not rated composite 1 under the CAMEL rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the Federal Reserve's leverage requirement, Tier 1 capital generally consists of the same components as core capital under the OTS's capital regulations, except that no intangibles except certain PMSRs and purchased credit card relationships may be included in capital. The Federal Reserve has noted that most expansion-oriented banking organizations have maintained leverage capital ratios of between 4% and 5% of adjusted total assets, and it is likely that these ratios will be applied to the Company assuming the consummation of the Proposed Conversion.

      The risk-based capital requirements established by the Federal Reserve's regulations require state member banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital under the Federal Reserve's regulations generally correspond to the components of supplementary capital under OTS regulations. Total risk-weighted assets generally are determined under the Federal Reserve's regulations in the same manner as under the OTS's regulations.

      The Federal Reserve has indicated a desire to raise capital requirements beyond their current levels. In this regard, the Federal Reserve has proposed an amendment to the risk-based capital standards that would calculate the change in a financial institution's net economic value attributable to increases and decreases in market interest rates and would require banks with excessive interest risk exposure to hold additional amounts of capital against such exposures. As described above, the OTS has an interest-rate risk component in its risk-based capital guidelines.

      Under Maryland law, if the surplus of a Maryland commercial bank at any time is less than 100% of its capital stock, then, until the surplus is 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings; and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings.

      Prompt Corrective Regulatory Action. Pursuant to the FDI Act, the federal banking agencies established for each capital measure levels at which an insured institution is deemed to be well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Federal banking agencies are required to take prompt corrective action with respect to insured institutions that fall below minimum capital standards. The degree of required regulatory intervention for institutions that are not at least adequately capitalized is tied to an insured institution's capital category, with increasing scrutiny and more stringent restrictions being imposed as an institution's capital declines.

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

      As of December 31, 1998, the Bank was "well capitalized."

      Management of the Bank believes that the Bank will, assuming the consummation of the Proposed Conversion, also be classified as "well-capitalized" under the Federal Reserve's regulations, which are similar to those of the OTS.

      Standards for Safety and Soundness. The FDI Act requires each federal banking agency to establish safety and soundness standards for institutions under its authority. In 1995, the federal banking agencies released Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines require institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The Guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The Guidelines further provide that institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and institutions should take into account factors such as comparable compensation practices at comparable institutions.

      In addition, under the Guidelines, an institution is required to establish and maintain a system to identify problem assets and prevent deterioration of those assets in a manner commensurate with its size and the nature and scope of its operations. An institution also must establish and maintain a system to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves in a manner commensurate with the institution's size and the nature and scope of its operations.

      If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

      Management believes that the Bank currently meets the standards adopted in the Guidelines and that, assuming the consummation of the Proposed Conversion, the Bank will continue to meet the standards adopted in the Guidelines.

      Community Reinvestment Act. Under the Community Reinvestment Act (the "CRA") and the implementing OTS regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local community, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet the community's credit needs and the specific types of credit that the institution is willing to extend. The Bank's Board of Directors is required to review the appropriateness of the delineation of its community at least annually.

      Assuming the consummation of the Proposed Conversion, the Bank's obligation to meet the credit needs of its local community will continue; however, the Bank will be subject to the implementing regulations of the Federal Reserve as its federal supervisory agency.

      Insurance of Deposit Accounts. Federal deposit insurance is required for all federally chartered savings institutions. Deposits at the Bank are insured up to a maximum of $100,000 for each depositor by the SAIF, which is administered by the FDIC and which currently provides deposit insurance for federally chartered savings institutions. The FDIC also administers the Bank Insurance Fund ("BIF"), which is the insurance fund which insures most commercial bank deposits. Currently, in general, the deposit insurance assessment rate for institutions insured by BIF is slightly less than the rate for institutions insured by SAIF.

      Under either SAIF or BIF, to evaluate a financial institution's deposit insurance assessment, the FDIC has adopted a risk-based insurance assessment system. Based on the institution's financial condition, the FDIC assigns an institution to one of three capital categories:
(i) well capitalized; (ii) adequately capitalized; or (iii) undercapitalized, as such terms are defined under the prompt corrective regulatory action regulations (discussed above), except that "undercapitalized" includes any institution that is not well capitalized or adequately capitalized. Within each capital category, institutions are assigned to one of three supervisory subgroups - "healthy" (institutions that are financially sound with only a few minor weaknesses), "supervisory concern" (institutions with weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk to the deposit insurer), or "substantial supervisory concern" (institutions that pose a substantial probability to the deposit insurer unless corrective action is taken). An institution's assessment rate depends on the capital category and supervisory subgroup to which it is assigned. The FDIC has raised deposit insurance premiums several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

      Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.

      Assuming the consummation of the Proposed Conversion, although the Bank, as a Maryland commercial bank, would qualify for insurance of deposits by the BIF, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance. Accordingly, assuming the consummation of the Proposed Conversion, the Bank will remain a member of the SAIF, which will insure deposits of the Bank up to a maximum of $100,000 for each depositor. Because the Bank, assuming the consummation of the Proposed Conversion, will continue to be a SAIF member, its deposit insurance assessments will be determined on the same basis as the deposit insurance assessments currently paid by the Bank.

      Uniform Real Estate Lending Standards. Under OTS regulations, savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank agencies.

      The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multifamily or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one-to-four family properties, the supervisory limit is

85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied, one-to-four family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one-to-four family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

      The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital. The supervisory loan-to-value limits do not apply to certain categories of loans, including loans insured or guaranteed by the U.S. government and its agencies or by financially capable state, local or municipal governments or agencies; loans backed by the full faith and credit of a state government; loans that are to be sold promptly after origination without recourse to a financially responsible party; loans that are renewed, refinanced or restructured without the advancement of new funds; loans that are renewed, refinanced or restructured in connection with a workout; loans to facilitate sales of real estate acquired by the institution in the ordinary course of collecting a debt previously contracted; and loans where the real estate is not the primary collateral.

      Assuming the consummation of the Proposed Conversion, the Bank will be subject to the real estate lending guidelines promulgated by the Federal Reserve. In general, the Federal Reserve requires that a member bank's real estate lending policies should reflect consideration of the Interagency Guidelines. The Bank also will be subject to certain Maryland laws concerning real estate lending.

      Management believes that the Bank's current lending policies comply with OTS' regulations and that, assuming the consummation of the Proposed Conversion, the Bank's real estate lending policies will comply with applicable Federal Reserve regulations and Maryland law.

      Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of twelve regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). In particular, the Bank is a member of the FHLB of Atlanta. Each FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of which the institution is a member. As of December 31, 1998, the Bank had no advances outstanding with the FHLB of Atlanta.

      The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year,

0.3% of its total assets at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock as of December 31, 1998 of approximately $54,000. For additional information, see
Note 1 of the Notes to the Company's Consolidated Financial Statements.

      Assuming the consummation of the Proposed Conversion, the Bank will continue to be a member of the FHLB of Atlanta.

      Federal Reserve System. Pursuant to regulations of the Federal Reserve, all FDIC-insured institutions must maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 1998, the Federal Reserve regulations require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.3 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and for accounts greater than $47.3 million, the reserve requirement is $1,419,000 plus 10% (subject to adjustment by the Federal Reserve between 8% and 14%) against that portion of total transaction accounts in excess of $47.3 million. The first $4,700,000 of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. As of December 31, 1998, the Bank met its reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS.

      Assuming the consummation of the Proposed Conversion, the Bank will become a member of the Federal Reserve and will subscribe for stock in the Federal Reserve Bank of Richmond in an amount equal to 6% of the Bank's common stock and paid-in surplus. Assuming the consummation of the Proposed Conversion, the Bank will continue to be subject to the reserve requirements described above.

      Holding Company Regulation Prior to the Proposed Conversion.

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

      As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank is a QTL. Upon any non-supervisory acquisition by the Company of another savings institution, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would become subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

      The HOLA prohibits a savings and loan holding company from acquiring control of another savings institution, or holding company thereof, without prior written approval of the OTS. Control includes acquisition of more than 25% of any class of voting stock or 5% of any class of voting stock if certain OTS defined control criteria are present. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors. Except in certain circumstances, the OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state.

      Holding Company Regulation Assuming the Consummation of the Proposed Conversion.

      General. Assuming the consummation of the Proposed Conversion, the Company, as the sole stockholder of the Bank, will become a bank holding company and will register as such with the Federal Reserve Board. Bank holding companies of state commercial banks are subject to comprehensive regulation by the Federal Reserve under the BHC Act. As a bank holding company, the Company will be required to file with the Federal Reserve reports and such additional information as the Federal Reserve may require, and will be subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

      Under the BHC Act, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or
(iii) merging or consolidating with another bank holding company.

      The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Company has no present plans to engage in any of these activities.

       In addition to Federal Reserve approval, Maryland law requires a bank holding company to obtain prior approval of the Commissioner when acquiring a Maryland bank holding company or bank. Maryland law defines "acquiring" or "acquisition" as (i) one bank holding company merging or consolidating with another bank holding company; (ii) a bank holding company assuming direct or indirect ownership or control of either more than 5% of any class of voting shares of another bank holding company or bank or all or substantially all the assets of another bank holding company or bank; and (iii) taking any other action that results in direct or indirect control by a bank holding company of another bank holding company or bank. The Commissioner may deny approval of any such acquisition if the Commissioner determines that the acquisition is anti-competitive or threatens the safety or soundness of a banking institution. Any voting stock acquired without the approval required under the statute may not be voted for a period of 5 years. This restriction is not applicable to certain acquisitions by bank holding companies of the stock of Maryland banks or Maryland bank holding companies which are governed by the Maryland Act.

      Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also has indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve pursuant to the FDI Act, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

      Bank holding companies are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated retained earnings. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve. Bank holding companies whose capital ratios exceed the threshold for "well capitalized" banks on a consolidated basis are exempt from the foregoing requirement if they were rated composite 1 or 2 in their most recent inspection and are not the subject of any unresolved supervisory issues.

      Interstate Banking Legislation. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") was enacted to ease restrictions on interstate banking. Effective September

29, 1995, the Act allows the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Act. Under Maryland law, a bank holding company is prohibited from acquiring control of any bank if the bank holding company would control more than 30% of the total deposits of all depository institutions in the State of Maryland unless waived by the Commissioner.

      Pursuant to the Act, the Federal Reserve Board may approve an application of an adequately capitalized and adequately managed non-Maryland bank holding company to acquire control of, or acquire all or substantially all of the assets of, a Maryland bank, as long as certain requirements of the Act are met.

      Additionally, the Act authorizes the federal banking agencies, effective June 1, 1997, to approve interstate merger transactions of banks without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The State of Maryland has enacted legislation, effective September 29, 1995, that authorizes interstate mergers involving Maryland banks. The Maryland statute also authorizes out-of-state banks to establish branch offices in Maryland by means of merger, branch acquisition or de novo branching, provided that the home state of the out-of-state bank provides reciprocal interstate branching authority to Maryland banks.

      Financial Services Modernization Legislation.

      Recently, several legislative proposals for reforming the financial services industry have been submitted before Congress, including the Financial Services Act of 1999. The Financial Services Act of 1999 would expand the financial services industry by, among other things, allowing banks to engage in securities underwriting, insurance and other activities that are "financial" in nature. The legislation also would repeal Glass-Steagall prohibitions on bank holding companies owning firms that engage in securities underwriting, and would allow bank holding companies to engage in a broad range of insurance activities. The legislation would preserve the federal thrift charter.

      It is not currently possible to predict whether or when the Financial Services Act of 1999 will be enacted into law, or if it is enacted into law, whether it will remain in its current form. It also is not possible to predict what impact the legislation, if enacted, would have on the Company or the Bank. One consequence may be increased competition from large financial services companies that, under the legislation, would be permitted to provide many types of financial services to customers. Neither the Company nor the Bank currently conduct any nonfinancial activities. Certain provisions of the legislation also may affect the Bank assuming the consummation of the Proposed Conversion due to a Maryland law that gives, with the approval of the Commissioner, Maryland commercial banks the authority to engage in activities in which national banks may engage.

ITEM 2.    DESCRIPTION OF PROPERTY.

      The Company's executive offices are located at 3621 East Lombard Street, Baltimore, Maryland 21224, and its telephone number is (410) 342-8303. Upon opening a Towson branch of the Bank, the Company's executive offices will be moved to the Towson branch, which is located at 500 York Road, Towson, Maryland 21204, and its telephone number will be (410) 823-0500. Towson, Maryland is the county seat of Baltimore County, Maryland.

      The East Lombard Street property contains approximately 2,000 square feet in a converted two-story rowhome that has been utilized as a bank since 1927. The property is owned by the Company.

      The 500 York Road property contains approximately 2,700 square feet of retail banking space on the first floor, approximately 1,800 square feet of office space on the second floor and approximately 2,500 square feet of retail office space on the basement level. Until July 1997, the property had been utilized as a branch of NationsBank. The 500 York Road property currently is owned by the Company's wholly owned subsidiary, AmericasBank Holdings Corporation. Prior to utilizing the property as a branch of the Bank, the Company may determine to transfer ownership of the property from AmericasBank Holdings Corporation to the Bank.

ITEM 3.    INCORPORATION BY REFERENCE.

      Information concerning Directors, Executive Officers and Significant Employees; Remuneration of Directors and Officers; Security Ownership of Management and Certain Securityholders; and Interest of Management and Others in Certain Transactions, is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB.

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

      (a) To date, there has been no established active public trading market for the Company's Common Stock, although the Common Stock is quoted on the OTC Bulletin Board and reported in the National Daily Quotation Bureau "Pink Sheets" under the symbol "AMBB." There can be no assurance that an active public trading market will develop in the future.

           The following table shows, for the periods indicated, the high and low bid quotations per share of transactions in the Company's Common Stock as reported by Bloomberg Financial Markets, LP. The following prices represent inter-dealer prices without retail markups, markdowns or commissions and may not represent actual transactions.

      Calendar Quarter Ended                  Bid Prices of Common Stock

                                                   High                Low

      March 31, 1997                               N/A                 N/A
      June 30, 1997                                N/A                 N/A
      September 30, 1997                           N/A                 N/A
      December 31, 1997                            N/A                 N/A


      March 31, 1998                               N/A                 N/A
      June 30, 1998                                $10.00              $10.00
      September 30, 1998                           $10.00              $10.00
      December 31, 1998                            $10.00              $ 7.50


      (b) The Company's Common Stock was held by approximately 222 holders of record as of March 25, 1999.

      (c) The Company has never declared cash dividends on its Common Stock. The Company initially expects to follow a policy of retaining any earnings to provide funds to operate and expand the Company. Consequently, there are no plans for any cash dividends to be paid on the Common Stock in the near future. The Company's ability to pay any cash dividends to its shareholders in the future will depend primarily on the Bank's ability to pay cash dividends to the Company. The payment of dividends may be made only if the Bank and the Company are in compliance with certain applicable regulatory requirements governing the payment of dividends by each of them. See "Item 1 - SUPERVISION AND REGULATION - Depository Institution Regulation - Limitation on Capital

           Distributions" and "- Holding Company Regulation Assuming the Consummation of the Proposed Conversion - Dividends."

ITEM 2.    LEGAL PROCEEDINGS.

      None.

ITEM 3.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

      Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

           Based on the Company's review of copies of reporting forms received by it, each of the following persons who, during 1998, was a director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company (a "reporting person"), failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended:

           Former Director Michael W. Mekalian failed to file on a timely basis one report on Form 3. Mr. Mekalian also failed to file on a timely basis one report on Form 4 describing one transaction and failed to file on a timely basis one report on Form 5 describing 3 transactions.

           Directors Melanie R. Sabelhaus, Marc J. Atas and Carl A.J. Wright each failed to file on a timely basis one report on Form 3.

           Richard J. Hunt, Jr., the President of the Company's wholly owned subsidiary, AmericasBank, failed to file on a timely basis one report on Form 3.

           Director and President J. Clarence Jameson, III failed to file on a timely basis two reports on Form 4, describing two transactions.

           Former Director George E. Rayme, Jr. failed to file on a timely basis one report on Form 4, describing one transaction.

           In addition, Director and Treasurer Larry D. Ohler, Former Director King V. Cheek and Director William A. Fogle Jr. each amended one report on Form 4, each correcting one transaction.

           The Company is not aware of any known failure by a reporting person to file a required form.

ITEM 6.    REPORTS ON FORM 8-K.

      None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of AmericasBank Corp.:

We have audited the accompanying consolidated balance sheet of AmericasBank Corp. (a Maryland corporation) and subsidiaries (the Company) as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmericasBank Corp. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.




Baltimore, Maryland,
   March 5, 1999

                       AMERICASBANK CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                             AS OF DECEMBER 31, 1998


                                       ASSETS
Cash and cash equivalents:
   On-hand and due from banks                                    $    625,000
   Federal funds sold                                               2,463,000
Investment securities, available-for-sale                             586,000
Mortgage-backed securities, held-to-maturity                         442,000
Loans receivable, net                                               6,603,000
Investment in Federal Home Loan Bank stock, at cost                    54,000
Accrued interest receivable                                            49,000
Property and equipment, net                                           755,000
Organizational costs, net                                                  -
Other assets, net                                                     500,000
                                                                 ------------

         Total assets                                            $ 12,077,000
                                                                 ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Deposits:
      Noninterest-bearing                                        $    463,000
      Interest-bearing                                              8,799,000
   Mortgage escrow deposits                                            95,000
   Accounts payable and accrued expenses                              341,000
                                                                 ------------
         Total liabilities                                          9,698,000
                                                                 ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Peferred stock, par value $0.01 per share, 5,000,000 shares
     authorized, 0 shares issued and outstanding                           -
   Common stock, par value $0.01 per share, 5,000,000 shares
      authorized, 300,000 shares issued and outstanding                 3,000
   Additional paid-in capital                                       2,847,000
   Accumulated deficit                                               (471,000)
                                                                 ------------

         Total stockholders' equity                                 2,379,000
                                                                 ------------
         Total liabilities and stockholders' equity              $ 12,077,000
                                                                 ============


       The accompanying notes are an integral part of this consolidated balance sheet.

                       AMERICASBANK CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                        1998            1997
                                                                   -------------   ------------
INTEREST INCOME:
   Interest income on loans                                        $    597,000    $     47,000
   Interest income on investment securities                             194,000          63,000
                                                                   ------------    ------------

         Total interest income                                          791,000         110,000

INTEREST EXPENSE ON DEPOSITS                                            372,000          32,000
                                                                   ------------    ------------

         Net interest income                                           419,000          78,000

PROVISION FOR LOAN LOSSES                                                33,000           2,000
                                                                   ------------    ------------

         Net interest income after provision for loan losses           386,000          76,000

SERVICE FEES AND CHARGES                                                 19,000              -
                                                                   ------------    -----------

         Net interest income after services fees and charges           405,000          76,000
                                                                   -----------     -----------

OTHER OPERATING EXPENSES:
   Salaries and benefits                                                145,000          11,000
   Depreciation and amortization                                        112,000          10,000
   Occupancy expense                                                     32,000           1,000
   Data processing                                                       56,000          11,000
   Professional fees                                                    206,000          38,000
   Office supplies                                                       17,000          11,000
   Other operating expenses                                             136,000          35,000
                                                                   ------------    ------------
         Total other operating expenses                                 704,000         117,000
                                                                   ------------    ------------
         Loss before provision for income taxes                       (299,000)        (41,000)

PROVISION FOR INCOME TAXES                                                   -               -
                                                                   ------------    -----------

         Net loss before cumulative effect of change
           in accounting principle                                    (299,000)        (41,000)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE (Note 2)                                                 (133,000)             -
                                                                   ------------    -----------

         Net loss                                                  $  (432,000)    $   (41,000)
                                                                   ===========     ===========

NET LOSS PER SHARE - BOTH BASIC AND DILUTIVE:
   LOSS BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                        $     (1.00)    $      (.77)

   LOSS FROM CHANGE IN ACCOUNTING PRINCIPAL                              (0.44)              -
                                                                   ------------    -----------
   NET LOSS PER SHARE                                              $     (1.44)    $      (.77)
                                                                   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                    300,000          53,000
                                                                   ===========     ===========

        The accompanying notes are an integral part of these consolidated statements.

                       AMERICASBANK CORP. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                       Additional
                                           Preferred       Common        Paid-In      Accumulated
                                              Stock          Stock        Capital        Deficit
                                              -----          -----        -------        -------
BALANCE, December 31, 1996               $        -     $        -    $        -     $     2,000

   Net proceeds from issuance of
      common stock                                -           3,000     2,847,000             -

   Net loss                                       -              -             -         (41,000)
                                         -----------    -----------   -----------    -----------

BALANCE, December 31, 1997                        -           3,000     2,847,000        (39,000)

   Net loss                                       -              -             -        (432,000)
                                         -----------    -----------   -----------    -----------

BALANCE, December 31, 1998               $        -     $     3,000   $ 2,847,000    $  (471,000)
                                         ===========    ===========   ===========    ===========

          The accompanying notes are an integral part of these consolidated statements.

                       AMERICASBANK CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                        1998            1997
                                                                   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $   (432,000)   $    (41,000)
   Adjustments to reconcile net loss to net cash from
      operating activities-
      Provision for loan losses                                          33,000           2,000
      Depreciation and amortization                                     245,000          10,000
      Effect of change in-
          Accrued interest receivable                                     2,000           8,000
          Other assets                                                  (39,000)         (4,000)
          Accrued interest on deposits                                  (32,000)         32,000
          Accounts payable and accrued expenses                          72,000          36,000
                                                                   ------------    ------------

          Net cash from operating activities                           (151,000)         43,000
                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                   (17,000)       (569,000)
   Purchase of mortgage-backed securities                              (500,000)             -
   Principal payments on mortgage-backed securities                      57,000              -
   Purchase of Federal Home Loan Bank stock                                  -          (54,000)
   Net cash acquired from acquisition of Rushmore                            -          982,000
   Refundable deposit                                                        -         (100,000)
   Return of refundable deposit                                              -          120,000
   Branch acquisition costs                                                  -          (40,000)
   Loan principal disbursements                                      (2,202,000)       (188,000)
   Principal repayments on loans receivable                           1,809,000         379,000
   Purchase of property and equipment                                   (55,000)       (667,000)
   Cash paid for organizational costs                                        -          (77,000)
                                                                   ------------    ------------

         Net cash from investing activities                            (908,000)       (214,000)
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in savings deposits, net of assumed balance                 866,000         715,000
   (Decrease) increase in mortgage escrow deposits,
      net of assumed balance                                            (24,000)         19,000
   Proceeds from common stock offering                                       -        3,000,000
   Stock offering costs                                                 (32,000)       (150,000)
   Repayments of related party advances                                      -         (374,000)
                                                                   ------------    ------------

         Net cash from financing activities                             810,000       3,210,000
                                                                   ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (249,000)      3,039,000

CASH AND CASH EQUIVALENTS, beginning of period                        3,337,000         298,000
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                           $  3,088,000    $  3,337,000
                                                                   ============    ============

        The accompanying notes are an integral part of these consolidated statements.

                       AMERICASBANK CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION:

AmericasBank Corp. (the Company) was incorporated under the laws of the State of Maryland on June 4, 1996, primarily to hold all the outstanding shares of capital stock of a federal stock savings bank.

Effective November 30, 1997, the Company completed an initial public offering (the Offering) in which it sold 300,000 shares of common stock for $10.00 per share, less offering costs. During 1997, the Company received net proceeds from the Offering of $2,850,000.

During 1998, the Company filed a Registration Statement on Form SB-1 with the Securities and Exchange Commission, which became effective on October 9, 1998. In connection with this secondary offering by the Company, a minimum of 125,000 units and a maximum of 312,500 units were offered with each unit consisting of one share of common stock and one common stock purchase warrant, at a price of $12.00 per unit. By its terms, the offering will expire on March 31, 1999.

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

The assets purchased and liabilities assumed in the acquisition were as follows:

Assets:
   Loans receivable, net                               $ 6,444,000
   Property and equipment                                   81,000
   Covenant not to compete                                  50,000
   Core deposit premiums                                   164,000
   Other assets                                             61,000
                                                       -----------
        Total assets purchased                           6,800,000

Liabilities:
   Deposits                                              7,680,000
   Accounts payable                                          2,000
                                                      ------------
        Net liabilities assumed                          7,682,000
                                                      ------------
                                                           882,000
   Refundable deposits returned                            120,000
                                                      ------------
        Cash                                             1,002,000

   Mortgage escrow deposits assumed                        100,000
   Refundable deposits returned                           (120,000)
                                                      ------------
        Net cash received from acquisition             $   982,000
                                                       ===========

The unaudited pro forma results of operations for the year ended December 31, 1997, as if the assets and liabilities of Rushmore had been acquired on January 1, 1997, were as follows:

Interest income                                $    700,000

Interest expense on deposits                        360,000
                                               ------------
         Net interest income                        340,000

Other operating expenses                           (640,000)
                                               ------------
         Net loss                              $   (300,000)
                                               =============

As the Bank is a start-up operation, there can be no assurance that the Bank can attract sufficient depositors or issue sufficient quality loans to operate at a profit. The Bank is subject to other risks and uncertainties, including interest rate risk. The interest rate risk related to interest rates is significant to the Bank as its deposits have relatively short maturities, while its loans have much longer maturities at fixed rates. Without a significant change in the Bank's investment, deposit or loan portfolio, an increase in interest rates could have a significant negative effect on the Bank's net interest income and results of operations.

In addition to interest rate risk, the Company is currently operating at a loss. Growth of operations will be necessary for the Company to be able to cover overhead and other operational costs.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

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

Investment Securities and Mortgage-Backed Securities

Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Debt not classified as held-to-maturity and equity securities with readily determinable fair values are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at fair value, with unrealized gains and losses included in earnings. Investments not classified as held-to-maturity or trading are considered available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax effects. Fair value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers. For purposes of computing realized gains or losses on the sales of investments, cost is determined by using the specific identification method. Gains and losses on sales of securities are recognized at the time of sale.

Premiums and discounts on investment and mortgage-backed securities are amortized over the term of the security using methods that approximate the interest method.

The amortized cost and fair value of mortgage-backed securities held-to-maturity were approximately $442,000 as of December 31, 1998.

Loans Receivable and Allowance for Loan Losses

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

Interest on potential problem loans is not accrued when, in the opinion of management, full collection of principal or interest is in doubt, or payment of principal or interest has become 90 days past due. Such interest is considered in management's determination of the allowance for loan losses. Any interest received in excess of the amount previously accrued on such loans is recorded in income in the period of recovery.

Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) addresses the accounting by creditors for impairment of certain loans. It is generally applicable to all loans, except large groups of smaller balance homogenous loans. It also applies to loans that are restructured in a troubled debt restructuring involving a modification of terms, with limited exceptions.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate, or at the loans' observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Building and improvements are depreciated over 15-25 years. Furniture and equipment are depreciated over 5 years.

Other Assets

Other assets as of December 31, 1998, consist of the following:

Covenants not-to-compete                           $    50,000
Premium on deposits                                    164,000
Goodwill                                                40,000
Stock offering costs                                   239,000
Prepaid expenses                                        69,000
                                                   -----------
                                                       562,000

Less:  Accumulated amortization                        (62,000)
                                                   -----------
        Total other assets, net                    $   500,000
                                                   ===========

Amortization is calculated using the straight-line method over the following periods:

Covenants not-to-compete                                         3 years
Premium on deposits                                              5 years
Goodwill                                                         5 years

Amortization expense on other assets during the years ended December 31, 1998 and 1997, was $56,000 and $6,000, respectively.

Organizational Costs

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 (the "SOP") regarding financial reporting on the costs of start-up activities. Under the SOP, organizational costs are considered start-up costs and, commencing with fiscal years beginning after December 15, 1998, entities are required to expense such costs as they are incurred. As a result of the SOP, the Company will be required to write off its unamortized organizational costs as a cumulative change in an accounting principal.

On December 31, 1998, the Company elected to adopt the SOP, effective January
1, 1998, resulting in the write-off of $133,000 of organizational costs as a cumulative effect of a change in accounting principal. Prior to January 1, 1998, organizational costs were being amortized over a five-year period using the straight-line method, commencing upon the purchase of the Bank.

New Accounting Standards

During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company adopted this standard effective January 1, 1998. The Company does not have any adjustment for comprehensive income for 1998. Comprehensive income is the same as income reported in the accompanying statements of operations.

During 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS No. 131), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure -- any manner in which management desegregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. The Bank has only one reportable segment and, accordingly, no additional disclosure pursuant to SFAS No. 131 is necessary.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Bank will adopt SFAS No. 133 effective January 1, 2000. The Bank anticipates that the adoption of SFAS No. 133 will not have a material effect on its financial condition or results of operations.

Loan Origination Fees

Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment to interest income over the life of the loans.

Use of Estimates

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

3.  LOANS RECEIVABLE:

As of December 31, 1998, loans receivable consist of:

Real estate first mortgage loans-
   Residential                                   $ 4,863,000
   Commercial                                        912,000
Real estate second mortgage loans                    389,000
Loans secured by deposits                            234,000
Construction                                         280,000
Unsecured consumer loans                              10,000
                                                 -----------
                                                   6,688,000

Less:  Allowance for loan losses                      85,000
                                                 -----------

Loans receivable, net                            $ 6,603,000
                                                 ===========

Most of the loans receivable are mortgage loans secured by residential and commercial real estate properties located in the State of Maryland. Loans are extended only after evaluation by management and loan committee of customers' creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 90% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%.

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

Nonperforming loans amounted to approximately $93,000 as of December 31, 1998; these loans were not considered impaired. The amount of interest income that would have been recorded on loans in nonaccrual status as of December 31, 1998, had such loans performed in accordance with their terms, was $4,000.

A summary of the changes in the allowance for loan losses is as follows:

Balance, January 1, 1997                           $        -
   Balance acquired with Rushmore purchase              50,000
   Provision charged to operations                       2,000
                                                   -----------

Balance, December 31, 1997                              52,000
   Provision charged to operations                      33,000
                                                   -----------

Balance, December 31, 1998                         $    85,000
                                                   ===========

Outstanding loan commitments, which primarily represent undisbursed proceeds on construction loans, were $505,000 and $0 as of December 31, 1998 and 1997, outstanding respectively.

4.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following as of December 31, 1998:

Land                                           $   148,000
Buildings and improvements                         483,000
Furniture and equipment                            172,000
                                               -----------
                                                   803,000

Less:  Accumulated depreciation                     48,000
                                               -----------

Property and equipment, net                    $   755,000
                                               ===========

Depreciation expense for the years ended December 31, 1998 and 1997, was $46,000 and $2,000, respectively.

5.  DEPOSITS:

As of December 31, 1998, deposits consisted of:

                                      Weighted
                                      Average
                                      Rate at
                                    December 31,
                                        1998         Amount        Percent
                                        ----         ------        -------

Checking accounts                        - %         463,000        5.0%
Statement savings                      2.50%       1,184,000       12.8%
Money market accounts                  2.33%         243,000        2.6%
Certificates of deposit                5.54%       1,747,000       18.9%
IRA plans                              4.83%         478,000        5.2%
Insured investment                     5.03%     $ 4,910,000       53.0%
Passbook deposits                      2.92%         237,000        2.5%
                                                 -----------   ---------
                                                 $ 9,262,000      100.0%
                                                 ===========   =========

A schedule of maturities of deposits as of December 31, 1998, is as follows:

No contractual maturity                       $ 7,072,000
Maturity within one year                          660,000
Maturity in one to five years                   1,530,000
                                              -----------
                                              $ 9,262,000
                                              ===========

The aggregate amount of deposits, each with a minimum denomination of $100,000 or more, was approximately $748,000 as of December 31, 1998.

6.    INCOME TAXES:

The reconciliation of the federal statutory to the actual income tax rate is as follows:

                                                                 1998          1997
                                                            ------------  -----------
Statutory federal income tax rate (35%)                     $   151,000   $    14,000
State income tax benefit, net of federal income tax effect       20,000         2,000
Valuation allowance                                            (171,000)      (16,000)
                                                            -----------   -----------
         Total                                              $        -    $        -
                                                            ===========   ===========

The Company has recorded a 100% valuation allowance against its deferred tax asset as the Company is a start-up operation and it is more likely than not that the deferred tax asset will not be realized.

The tax effect of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relates to the following as of December 31, 1998:

Deferred tax assets:
   Allowance for loan losses                         $    14,000
   Intangible assets                                      55,000
   Net operating loss carryforwards                      118,000
                                                     -----------

         Total gross deferred tax assets                 187,000

Less:  Valuation allowance                              (187,000)
                                                     -----------
         Net deferred tax asset                      $        -
                                                     ===========

7.  RELATED PARTY TRANSACTIONS:

Two directors of the Company are principals in a law firm and a public accounting firm, respectively. These firms provide legal and accounting services to the Company. As a result of these services, these firms were each paid $2,000 and $12,500 during the years ended December 31, 1998 and 1997, respectively.

In addition, the two directors were each paid $25,000 as consulting fees for services performed on behalf of the Company and the Bank during the year ended December 31, 1997.

One director was paid approximately $10,000 for providing pre-opening assistance to the Bank during the year ended December 31, 1997.

During the year ended December 31, 1997, the Company purchased approximately $111,000 of the loans from Rushmore which were made to the Company's officers, directors or their affiliates. The balance on these loans was $105,000 and $111,000 as of December 31, 1998 and 1997, respectively.

8. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount. For investment securities, fair value is determined using quoted market prices.

Fair value of loans receivable is estimated by discounting future cash flows, taking into consideration future loan losses, using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. For commitments to extend credit, the carrying amount is a reasonable estimate of fair value. Management estimates that the fair value of loans receivable is approximately $6,933,000 as of December 31, 1998.

With respect to deposits, fair value of passbook deposits, money market accounts and NOW accounts is the amount payable on demand at the reporting date. Fair value of fixed maturity term accounts and individual retirement accounts is estimated using rates currently offered for accounts of similar remaining maturities. Management estimates that the fair value of deposits approximates the carrying amount as of December 31, 1998.

9. STOCKHOLDERS' EQUITY:

Stock Option Plan

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and provides pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 has been applied in measuring compensation expense.

On June 1, 1998, the Company adopted a stock option plan for the granting of stock options to employees and nonemployee directors. The options are vested immediately and may be exercised six months after the grant date. For employees, in the event of termination without cause, the stock options expire in three months from the date of termination. Options granted to directors expire on the first anniversary of the effective date of termination as a director. All options expire on the 10th anniversary of the grant date.

During the year ended December 31, 1998, approximately 42,000 stock options were granted at option prices ranging from $10 to $12. No options have been exercised, cancelled or expired as of December 31, 1998.

Had compensation cost for the Company's 1998 grants for stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss applicable to common shares before the cumulative effect of change in accounting principle and net loss per common share would approximate the pro forma amounts below for 1998:

                                                             As Reported    Pro Forma
                                                             -----------    ---------
Loss before cumulative effect of change in accounting
   principle                                                 $ (299,000)   $ (412,000)
                                                             ==========   ==========

Net loss                                                     $ (432,000)   $ (545,000)
                                                             ==========   ==========
Basic and dilutive loss per share-
Net loss per share before cumulative
   effect of change in accounting principle                  $    (1.00)   $    (1.37)
                                                             ----------    ----------
Net loss per share                                           $    (1.44)   $    (1.82)
                                                             ----------    ----------

The Company has computed for pro forma disclosure purposes the value of all options granted during 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following weighted average assumptions:

Risk-free interest rate                     4.55%
Expected lives                             6 years
Expected volatility                         17.6%

The weighted average value of the options granted during 1998 using the Black-Scholes model was $2.74 per share.

Stock Warrants

On September 2, 1998, the Company issued to the holders of record of its common stock on September 1, 1998, a dividend of one common stock purchase warrant for each share of common stock then held by the stockholders (the "Dividend Warrants"). Each Dividend Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $10.00 per share, subject to adjustment for certain events, beginning any time after April 1, 2000, until the Dividend Warrant's expiration on September 1, 2008. As of December 31, 1998, there were 300,000 warrants outstanding.

10.  REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

Due to the Bank's recent formation, as of December 31, 1998, the Bank has not been categorized by the Office of Thrift Supervision (OTS) under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 Risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes would prevent the Bank from being categorized as well-capitalized. The table below shows the regulatory capital as of December 31, 1998.

                                                                                To Be
                                                                            Well-Capitalized
                                                                             Under Prompt
                                   Actual          For Capital Adequacy     Corrective Action
                                                         Purposes             Provisions
                            -------------------------------------------------------------------
                                Amount      Ratio      Amount      Ratio      Amount      Ratio
                                ------      -----      ------      -----      ------      -----
Total Capital
  (to risk-weighted assets)  $1,620,000     34.8%     $372,000      8.0%    $465,000       10.0%

Tier I Capital
  (to risk-weighted assets)   1,535,000     33.0%      186,000      4.0%     279,000        6.0%

Tier I Capital
  (to ending assets)          1,535,000     13.9%      442,000      4.0%     553,000        5.0%


11.  SUBSEQUENT EVENT:

As of December 31, 1998, commitments to purchase 111,500 units for the stated price of $1,338,000 had been received under the secondary offering discussed in
Note 1. As of December 31, 1998, these proceeds were held in interest-bearing escrow accounts and are not included in these financial statements.

As of January 12, 1999, the Company sold approximately 127,000 units at $12.00 per unit which were more than the minimum number of units needed to close the offering. The Company is continuing to sell units under this offering. The Company's unaudited pro forma stockholders' equity, assuming the transaction had closed as of December 31, 1998, is as follows:

                                                    Pro-forma
                                  Actual            Unaudited
                                ----------          ----------
Common stock                   $     3,000         $     4,000
Additional paid-in capital       2,847,000           4,131,000
Accumulated deficit               (471,000)           (471,000)
                               -----------         -----------
                               $ 2,379,000         $ 3,664,000
                               ===========         ===========

12. PRO FORMA EFFECTS OF SOP 98-5 ADOPTION (UNAUDITED):

As of December 31, 1998, the Company adopted SOP 98-5 which requires that the adoption be reported as if it was effective January 1, 1998 and requires the restatement of quarterly results for 1998 as if SOP 98-5 had been adopted as of January 1, 1998. Listed below is condensed results as previously reported and as restated for the adoption of SOP 98-5.

                                 1st Quarter            2nd Quarter            3rd Quarter
                            -------------------------------------------------------------------
                                              As                     As                     As
                             As Filed      Restated   As Filed    Restated    As Filed   Restated
                             --------      --------   --------    --------    --------   --------
CONDENSED STATEMENT OF
OPERATIONS:
Net interest income after
   service fees and
     charges                $  95,000     $ 95,000   $ 109,000  $  109,000  $ 104,000  $  104,000
                            ---------     --------   ---------  ----------  ---------  ----------
Operating expenses
   excluding depreciation
   and amortization           101,000      101,000     124,000     124,000    131,000     131,000
Depreciation and
   amortization                34,000       27,000      37,000      30,000     35,000      28,000
                            ---------     --------   ---------   ---------  ---------   ----------
Other operating expenses      135,000      128,000     161,000     154,000    166,000     159,000
                            ---------     --------   ---------   ---------- ---------   ----------
Net loss before cumulative
   effect of change in
   accounting principle       (40,000)     (33,000)    (52,000)    (45,000)   (62,000)    (55,000)
Cumulative effect of change
   accounting principle            -      (133,000)          -         -            -         -
                            ---------     --------   ---------   -------    ---------   ---------
Net loss                    $ (40,000)   $(166,000)  $ (52,000)  $ (45,000) $ (62,000)  $ (55,000)
                            =========     =========  =========   =========  =========   =========
Net loss per share -- both
  basic and dilutive
  Loss before
    cummulative effect of
    change in accounting
    principle                    (.13)        (.11)       (.17)       (.15)      (.21)       (.18)
                                 ====         ====        ====        ====       ====        ====
Net loss per share               (.13)        (.55)       (.17)       (.15)      (.21)       (.18)
                                 ====         ====        ====        ====       ====        ====
CONDENSED BALANCE SHEET DATA:

Total assets              $11,014,000  $10,888,000   $11,385,000   $11,266,000  $11,970,000   $11,858,000
Total liabilities           8,243,000    8,243,000     8,666,000     8,666,000    9,313,000     9,313,000
Total stockholders'
     equity                 2,771,000    2,645,000     2,719,000     2,600,000    2,657,000     2,545,000

This restatement has no effect on the statement of cash flows as filed for each of the three quarters listed above.

                                    Part III

ITEM 1 AND ITEM 2.   INDEX TO EXHIBITS AND DESCRIPTION OF EXHIBITS.

2A                     Articles of Incorporation of the Registrant**
2B                     Amended and Restated Bylaws of the Registrant*
3A                     Form of Purchase Warrant*
3B                     Form of Dividend Warrant*
3C                     AmericasBank Corp. Stock Option Plan*
3D                     Form of Stock Certificate**
6A                     Form of Founder Loan Agreement by and among the
                       Registrant, the organizers of the Registrant and certain other parties regarding organizational loans to the Registrant**
6B                     Indemnity Agreement by and among the Registrant,
                       AmericasBank (in organization) and Rushmore Trust and Savings, FSB**
6C                     Agreement of Lease by and between the AmericasBank
                       Holdings Corporation and Network Processing, LLC*
6D                     Employment Agreement between AmericasBank and
                       Richard J. Hunt, Jr.*
6E                     Amendment to Employment Agreement between
                       AmericasBank and Richard J. Hunt
8A(i)                  Branch Purchase and Assumption Agreement by and between
                       AmericasBank (in organization) and Rushmore Trust &
                       Savings, FSB**
8A(ii)                 Modification to Branch Purchase and Assumption Agreement
                       by and between AmericasBank and Rushmore Trust & Savings,
                       FSB**
8A(iii)                Second Modification to Branch Purchase and Assumption
                       Agreement by and between AmericasBank and Rushmore Trust
                       & Savings, FSB**
8A(iv)                 Third Modification to Branch Purchase and Assumption
                       Agreement by and between AmericasBank and Rushmore Trust
                       & Savings, FSB***

8B(i)                  Loan Purchase and Assumption Agreement by and between
                       AmericasBank (in organization) and Rushmore Trust &
                       Savings, FSB**
8B(ii)                 Modification to Purchase and Assumption Agreement by
                       and between AmericasBank and Rushmore Trust &
                       Savings, FSB**
8B(iii)                Second Modification to Loan Purchase and Assumption
                       Agreement by and between AmericasBank and Rushmore Trust
                       & Savings, FSB**
8B(iv)                 Third Modification to Loan Purchase and Assumption
                       Agreement by and between AmericasBank and Rushmore Trust
                       & Savings, FSB***
8C                     Purchase and Sale Agreement by and between
                       NationsBank, N.A. and AmericasBank Holdings
                       Corporation***
21                     Subsidiaries of the Registrant*
27A                    Financial Data Schedule for the 12 months ended
                       December 31, 1997*
27B                    Financial Data Schedule for the 12 months ended
                       December 31, 1998

* Items 2B, 3A, 3B, 3C, 6C, 6D, 21 and 27A, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement on Form SB-1, as amended, filed on August 13, 1998 (SEC File No. 333-61335, and such documents are incorporated herein by reference.

** Items 2A, 3D, 6A and 6B, 8A(i) through 8A(iii) and 8B(i) through 8B(iii), as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein, except for Exhibit 3D, which was previously filed as Exhibit 12B) to the Company's Registration Statement on Form SB-1, as amended, filed on June 10, 1997 (SEC File No. 333-28881), and such documents are incorporated herein by reference.

*** Item 8A(iv), Item 8B(iv) and Item 8C, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Annual Report on Form 10-KSB, filed on March 31, 1998, and such documents are incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMERICASBANK CORP.

Date: March 25, 1999           By: /s/ J. Clarence Jameson, III
                               --------------------------------
                               J. Clarence Jameson, III,
                               President and Chairman of the
                               Board of Directors


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


SIGNATURE                                              TITLE                          DATE
---------                                              -----                          ----
/s/Mark Atas                                          Director                   March 25, 1999
---------------------------------
Mark Atas

/s/Garbis Baklayan                                    Director                   March 25, 1999
---------------------------------
Garbis Baklayan

/s/Nicholas J. Belitsos, M.D.                         Director                   March 25, 1999
---------------------------------
Nicholas J. Belitsos, M.D.

/s/Cynthia B. Conklin                                 Director                   March 25, 1999
---------------------------------
Cynthia B. Conklin

/s/William A. Fogle                                   Director                   March 25, 1999
---------------------------------
William A. Fogle

                                                      Director
---------------------------------
Constantine Frank

                                                      Director
---------------------------------
Leonard Frenkil

SIGNATURE                                              TITLE                          DATE
---------                                              -----                          ----
/s/J. Clarence Jameson, III                          President                   March 25, 1999
---------------------------------           (Principal Executive Officer)
J. Clarence Jameson, III                     & Chairman of the Board of
                                                     Directors

/s/Kemp Jayadeva                                      Director                   March 25, 1999
---------------------------------
Kemp Jayadeva

/s/Norman H. Katz                                     Director                   March 25, 1999
---------------------------------
Norman H. Katz

/s/Shawki N. Malek, M.D.                              Director                   March 25, 1999
---------------------------------
Shawki N. Malek, M.D.

/s/Mark D. Noar, M.D.                                 Director                   March 25, 1999
---------------------------------                    Treasurer
Mark D. Noar, M.D.                         (Principal Financial Officer &        March 25, 1999

/s/Larry D. Ohler                          Principal Accounting Officer)
-------------------------------------                and Director
Larry D. Ohler

/s/Kenneth D. Pezzulla                                Director                   March 25, 1999
---------------------------------
Kenneth D. Pezzulla

/s/Ramon F. Roig, M.D.                                Director                   March 25, 1999
---------------------------------
Ramon F. Roig, M.D.

---------------------------------                     Director
Russell A. Rourke

---------------------------------                     Director
Melanie R. Sabelhaus

/s/Baldev Singh                                       Director                   March 25, 1999
---------------------------------
Baldev Singh

SIGNATURE                                              TITLE                          DATE
---------                                              -----                          ----
---------------------------------                     Director
Michael Stern

---------------------------------                     Director
Lee W. Warner

---------------------------------                     Director
Carl Wright

                                   EXHIBIT 6E

                     FIRST AMENDMENT TO EMPLOYMENT AGREEMENT

      This First Amendment (this "First Amendment") to that certain Employment Agreement (the "Agreement") dated as of September 1998 by and between AmericasBank, a federally chartered savings bank (the "Bank"), and Richard J. Hunt, Jr. ("Employee"), is made as of the 12th day of February, 1999.

      In consideration of the terms and conditions set forth in this First Amendment, for the payment of $10.00 from the Bank to the Employee, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

1. CONFLICT. In the event any conflict between the provisions of this First Amendment and the provisions of the Agreement, the provisions of this First Amendment shall prevail.

2. AMENDMENT TO EMPLOYMENT AGREEMENT. Section 9.02 of the Agreement is hereby amended by deleting the first three sentences of said Section.

3. AMENDMENT AND MODIFICATION ONLY. This First Amendment is only an agreement amending certain provisions of the Agreement. All of the provisions of the Agreement are incorporated herein by reference and shall remain and continue in full force and effect as amended by this First Amendment.

      IN WITNESS WHEREOF, this First Amendment has been executed by the parties as of the 11th day of February, 1999.


                                    AMERICASBANK

                                    By:/s/ J. Clarence Jameson, III
                                       -------------------------------
                                       J. Clarence Jameson, III,
                                       Chairman of the Board

                                    /s/ Richard J. Hunt, Jr.
                                   -------------------------------
                                    Richard J. Hunt, Jr.