Form 10-Q
period 1999-03-31
AMERICASBANK CORP
filed 1999-05-17
CIK 1040491

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1999.

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

Yes   X         No
   ------           ------

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 1998, there were 496,000 shares of Issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes   X    No
   ------           ------

                         PART I - FINANCIAL INFORMATION


Item 1.                    Financial Statements

                      AMERICASBANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

                                                                 March 31,      December 31,
                                                                   1999             1998
                                                                ----------      -----------
                                                                (unaudited)
Assets
Cash and cash equivalents:
    On-hand and due from banks                                  $1,168,000      $   625,000
    Federal funds sold                                           2,822,000        2,463,000
Investment securities, available-for-sale                          844,000          586,000
Mortgage-backed securities, held-to-maturity                     1,369,000          442,000
Loans receivable, net                                            6,925,000        6,603,000
Investment in Federal Home Loan Bank stock, at cost                 56,000           54,000
Accrued interest receivable                                         52,000           49,000
Property and equipment, net                                        763,000          755,000
Other assets, net                                                  228,000          500,000
                                                               -----------      -----------
    Total assets                                               $14,227,000      $12,077,000
                                                               ===========      ===========

Liabilities and Stockholders' Equity
Deposits:
    Noninterest-bearing                                         $  630,000       $  463,000
    Interest-bearing                                             8,868,000        8,799,000
Mortgage escrow deposits                                           139,000           95,000
Accounts payable and accrued expenses                              171,000          341,000
                                                                ----------       ----------
    Total liabilities                                           $9,808,000       $9,698,000
                                                                ==========       ==========

Stockholders' Equity:
    Preferred stock, par value $0.01 per share,
      5,000,000 shares authorized, 0 shares issued
       and outstanding                                                   -                -
    Common stock, par value $0.01 per share,
      5,000,000 shares authorized, 496,000 shares
       and 300,000 shares, respectively, issued
       and outstanding                                               5,000            3,000
    Additional paid-in capital                                   4,958,000        2,847,000
    Accumulated deficit                                           (544,000        (471,000)
                                                               -----------      -----------

    Total stockholders' equity                                   4,419,000        2,379,000
                                                               -----------      -----------
    Total liabilities and stockholders' equity                 $14,227,000      $12,077,000
                                                               ===========      ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                      AMERICASBANK CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
                                  (UNAUDITED)

                                                  Three Months Ended March 31,

                                                      1999           1998
                                                      ----           ----
Interest Income:
  Interest income on loan                          $ 151,000      $ 151,000
  Interest income on investment
   securities                                         64,000         39,000
                                                   ---------      ---------
    Total interest income                            215,000        190,000

Interest expense on deposits                          99,000         87,000
                                                   ---------      ---------

  Net interest income                                116,000        103,000

Provision for loan losses                              2,000         10,000
                                                   ---------      ---------

  Net interest income after provision
   for loan losses                                   114,000         93,000

Service fees and charges                              10,000          2,000
                                                   ---------      ---------

  Net interest income after service
   fees and charges                                  124,000         95,000
                                                   ---------      ---------

Other operating expenses:
  Salaries and benefits                               60,000         32,000
  Depreciation and amortization                       28,000         27,000
  Occupancy expense                                   11,000          6,000
  Data processing                                     17,000         16,000
  Professional fees                                   30,000         19,000
  Office supplies                                      4,000          5,000
  Other operating expenses                            47,000         23,000
                                                   ---------      ---------

    Total other operating expenses                   197,000        128,000
                                                   ---------      ---------

    Loss before provision for income
     taxes                                          (73,000)       (33,000)

Provision for income taxes                                -              -
                                                  ----------      ---------

    Net loss before cumulative effect
      of change in accounting principle             (73,000)       (33,000)

Cumulative effect of change in
  accounting principle                                    -       (133,000)
                                                 -----------     ----------
    Net loss                                     $  (73,000)     $(166,000)
                                                 ===========     ==========
Net loss per common share -
 Both basic and diluted

  Loss before cumulative effect of
   change in accounting principle                 $   (0.24)     $   (0.11)

  Loss from change in accounting
   principle                                               -         (0.44)
                                                  ----------     ----------

  Net loss per share                              $   (0.24)     $   (0.55)
                                                  ==========     ==========

Weighted Average Shares
 Outstanding                                         302,178        300,000
                                                  ==========     ==========


 The accompanying notes are an integral part of these consolidated statements.

                      AMERICASBANK CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Three Months Ended March 31,
                                                                     1999           1998
                                                                    ------         ------
Cash Flows from Operating Activities:
   Net loss                                                     $  (73,000)   $ (166,000)
   Adjustments to reconcile net loss
      to net cash from operating activities-
      Provision for loan losses                                       2,000        10,000
      Depreciation and amortization                                  28,000       160,000
      Increase in accrued interest receivable                       (3,000)       (6,000)
      Decrease (increase) in other assets                            18,000      (42,000)
      Decrease in accrued interest on deposits                           -       (32,000)
      Increase in accounts payable and accrued expenses              37,000        23,000
                                                                   --------     ---------
         Net cash provided by operating activities                   9,000       (53,000)
                                                                   --------     ---------

Cash Flows from Investing Activities:
    (Purchase) sale of investment securities                      (258,000)        29,000
    Purchase mortgage backed securities                         (1,066,000)             -
    Principal repayments on mortgaged backed
     securities                                                     139,000             -
    Loan principal disbursements                                  (682,000)     (601,000)
    Principal repayments on loans receivable                       357,000        332,000
    Purchase of Federal Home Loan Bank stock                        (2,000)             -
    Purchase of property and equipment                             (20,000)       (8,000)
                                                                -----------      --------
      Net cash used in investing activities                     (1,532,000)     (248,000)
                                                                -----------    ----------

Cash Flows from Financing Activities:
    Increase (decrease) in savings deposits                         236,000     (400,000)
    Increase in mortgage escrow deposits                             44,000        43,000
    Proceeds from common stock offering                           2,352,000             -
    Stock offering costs                                          (207,000)             -
                                                                -----------     ---------
      Net cash (used in) provided from financing
        activities                                                2,425,000     (357,000)
                                                                -----------     ---------

Increase (Decrease) In Cash and Cash Equivalents                    902,000     (658,000)

Cash and Cash Equivalents, beginning of period                    3,088,000     3,337,000
                                                                -----------    ----------

Cash and Cash Equivalents, end of period                        $ 3,990,000   $ 2,679,000
                                                                ===========   ===========

The accompanying notes are an integral part of these consolidated statements.

                               AMERICASBANK CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)      Organization and Business

AmericasBank Corp. (the Company) was incorporated under the laws of the State of Maryland on June 4, 1996 primarily to hold all the outstanding shares of capital stock of AmericasBank (the "Bank"), a federal stock savings bank. The Bank is a member of the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation.

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

(2)      Summary of Significant Accounting Policies:

Basis of Presentation

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-KSB.

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months ended March 31, 1999 and 1998. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.

Organizational Costs

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 (the "SOP") regarding financial reporting on the costs of start-up activities. Under the SOP, organizational costs are considered start-up costs and, commencing with fiscal years beginning after December 15, 1998, entities are required to expense such costs as they are incurred. As a result of the SOP, the Company was required to write off its unamortized organizational costs as a cumulative change in an accounting principle.

On December 31, 1998, the Company elected to adopt the SOP, effective January 1, 1998, resulting in the write-off of $133,000 of organizational costs as a cumulative effect of a change in accounting principle. Prior to January 1, 1998, organizational costs were being amortized over a five-year period using the straight-line method, commencing upon the purchase of the Bank.

Comprehensive Income

The company does not have any adjustment for comprehensive income for the periods presented. Comprehensive income is the same as income reported in the accompanying statements of operations.

Earnings Per Share

As a result of Common Stock equivalents being anti-dilutive, the Company's basic and diluted loss per common share are equal at March 31, 1999.

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

As of March 31, 1999, under the plan, 29,840 stock options had been granted at an option price of $10.00 per share, and 15,160 stock options had been granted at an option price of $12.00 per share, which prices approximate management's estimate of the fair value of the Company's common stock on the date of grant. In addition, as of March 31, 1999, 5,000 options were granted outside the plan at an option exercise price of $12.00 per share, which price approximated management's estimate of the fair value of the Company's common stock on the date of its grant. No options have been exercised as of March 31, 1999.

On September 2, 1998, the Company issued to the holders of record of its Common Stock on September 1, 1998, a dividend of one common stock purchase warrant for each share of Common Stock then held by the stockholders (the "Dividend Warrants"). Each Dividend Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $10.00 per share, subject to adjustment for certain events, beginning any time after April 1, 2000, until the Dividend Warrant's expiration on September 1, 2008. As of March 31, 1999, there were 300,000 Dividend Warrants outstanding.

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

The offering terminated by its terms on March 31, 1999. The Company sold 196,000 units in the offering and, after payment of all expenses associated with the offering, received approximately $2,113,000 of net offering proceeds.

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

        The Bank offers direct deposit of payroll and social security checks and automatic drafts for various accounts to its customers. To provide additional convenience to its customers, the Bank intends to participate in the HONOR Automatic Teller Machine Network at locations throughout the United States, through which Bank customers can gain access to their accounts at any time. The Bank currently owns one automatic teller machine, in Towson, Maryland. As of March 31, 1999, approximately 42 automatic teller machines owned by Network Processing, LLC ("Network") were branded with the Bank's name through an agreement between the Bank and Network. Director Baldev Singh is a member of Network. Although the Bank receives no revenues from the branded machines, Bank customers will be able to use the branded machines for no charge. The Bank also intends to offer its customers cash management services, safe deposit boxes and travelers checks.

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

         The Conversion requires the prior approval of the Commissioner of Financial Regulation of the State of Maryland (the "Commissioner") for the Bank to become a Maryland commercial bank, and the Board of Governors of the Federal Reserve for the Company to become a bank holding company. As of the date of this filing, the Company and the Bank had not received the necessary regulatory approvals. There can be no assurance that the necessary regulatory approvals will be obtained.

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

        The Bank's ability to expand internally by establishing new branch offices will be dependent on the ability to identify advantageous locations for such branches and to fund the development of new branches. The ability to grow through selective acquisitions of other financial institutions or branches of such institutions will be dependent on successfully identifying, acquiring and integrating such institutions or branches. Furthermore, the success of the branch expansion strategy will be dependent upon the Bank's access to capital, its ability to attract and train or retain qualified employees and its ability to obtain regulatory approvals. The establishment of a new branch office in Towson, Maryland requires prior regulatory approval which, as of the date of this filing, has not been obtained, and there can be no assurance that such regulatory approval will be obtained. The branch expansion strategy anticipates losses from branch operations until such time as branch deposits and the volume of other banking business reach the levels necessary to support profitable branch operations.

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

        The Company's executive offices and the Bank's current banking office are located at 3621 East Lombard Street, Baltimore, Maryland 21224. Upon opening a Towson branch, the Company's and the Bank's executive offices will move to the Towson branch, which will be located at 500 York Road, Towson, Maryland 21204.

Liquidity and Capital Resources

        The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities maturing within one year and available for sale securities. As of March 31, 1999 and December 31, 1998, the Company had $3,990,000 and $3,088,000 in cash and short term investments, respectively, and had $844,000 and $586,000 in available for sale securities, respectively. Fluctuations in the deposit levels of the Bank's customers will result in corresponding fluctuations in the Company and the Bank's liquidity position. Although the Bank has not done so to date, the Bank is eligible to borrow funds from the Federal Home Loan Bank of Atlanta, which serves as a reserve credit capacity for its members.

        The Company's consolidated stockholders' equity was $4,419,000 and $2,379,000 as of March 31, 1999 and December 31, 1998, respectively. Stockholders' equity as of December 31, 1998 was primarily a result of the Company's 1997 initial public offering of 300,000 shares of Common Stock at an offering price of $10.00 per share (the "Initial Public Offering"). Stockholders' equity as of March 31, 1999 was primarily a result of the Initial Public Offering and the Company's second public offering (as described below).

        In order to facilitate the opening of a Towson branch and to acquire the capital necessary to obtain regulatory approval to consummate the Conversion, the Company commenced a public offering (the "Offering") on October 9, 1998, of a minimum of 125,000 units and a maximum of 312,500 units at a price of $12.00 per unit (the "Units"), pursuant to the Company's Registration Statement on Form SB- 1 (No. 333-61335). Each Unit consists of one share of the Company's Common Stock and one Common Stock purchase warrant (the "Purchase Warrants"). Each Purchase Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $13.00 per share, subject to adjustment for certain events, beginning any time after April 8, 2000, until the Purchase Warrant's expiration at 5:00 p.m. EST, on October 8, 2001.

        The Offering terminated by its terms on March 31, 1999. The Company sold 196,000 Units in the Offering and, after payment of all expenses associated with the offering, received approximately $2,113,000 of net offering proceeds. Management intends to use approximately $2,000,000 of these proceeds to make additional capital contributions to the Bank which, management believes, will enable the Bank to receive regulatory approval to open a Towson branch, although there can be no assurance that this will be the case.

        Prior to the commencement of the Offering, Management believed that if the maximum number of Units were sold in the Offering, the resulting additional capital that the Company would be able to provide the Bank would enable the Bank to receive regulatory approval to consummate the Conversion. The Company did not sell the maximum number of Units available for sale in the Offering, and there can be no assurance that the Company and the Bank will be able to obtain the necessary regulatory approvals to consummate the Conversion.

Summary of Financial Condition and Results of Operations

        The Bank commenced operations as of December 1, 1997, and its activities have primarily consisted of accepting deposits, making loans and servicing the deposits and loans acquired from Rushmore.

        As of March 31, 1999 and December 31, 1998, the Company had total assets of approximately $14,227,000 and $12,077,000, respectively, total loans of approximately $6,925,000 and $6,603,000, respectively, and total deposits of approximately $9,498,000 and $9,262,000, respectively. The Company experienced a loss of approximately $73,000 for the three months ended March 31, 1999.

        Net interest income for the first quarter of 1999 was approximately $116,000, an increase of approximately $13,000 from the first quarter of 1998. Net interest income, which is the difference between the interest expense incurred in connection with the Company and the Bank's interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from interest-earning assets, such as loans and investment securities, is the most significant component of the Company's earnings. Volatility in interest rates could cause the Bank to pay increased interest rates to obtain deposits and, if the Bank is not able to increase the interest rate on its loans and the rate of return on its investment portfolio, net interest income will suffer.

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

        The Bank contracts with an outside firm to provide data and transaction processing services. The Bank's contract with this firm is scheduled to expire on December 1, 2000. In February 1999, the Bank and the data processing firm tested the Bank's data and transaction processing for Year 2000 compliance using a January 3, 2000 transaction date. During the test, the Bank's data and transaction processing successfully performed all processing functions. On March 1, 1999, the data processing firm advised the Bank that all of the data processing firm's hardware, system and application code changes related to the Year 2000 Issue had been made, and that the data processing firms's systems and operations had been tested to determine that date sensitive calculations and functions can be accurately performed using 20th and 21st century dates. In April 1999, the Bank monitored a test of the data processing firm's data and transaction processing system for Year 2000 compliance. During that test, the data processing firm's system successfully performed all processing functions. The Bank does not anticipate incurring any extra costs from the data processing firm in connection with the Year 2000 Issue.

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

        In accordance with OTS requirements, the Bank has appointed a Year 2000 Committee and has adopted a written plan detailing the procedures to be followed by management to identify and solve potential problems and to monitor the progress made by the Bank and the data processing firm to avoid Year 2000 problems. As of December 31, 1998, the Year 2000 Committee had completed the evaluation, assessment and implementation phases of the plan but had not completed the contingency phase of the plan. It is expected that the remaining phase will be completed by June 1999.

        IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THE COMPANY'S LIMITED OPERATING HISTORY AND HISTORY OF LOSSES; ABILITY TO OPEN A TOWSON BRANCH; POTENTIAL DELAY IN COMPLETION OR DENIAL OF CONVERSION

PLAN; RISKS RELATED TO COMMERCIAL, CONSTRUCTION AND CONSUMER LENDING; RISKS RELATED TO NEW MANAGEMENT; IMPACT OF INTEREST RATE VOLATILITY ON DEPOSITS; INTEREST RATE, LENDING AND OTHER RISKS ASSOCIATED WITH THE LOANS ACQUIRED FROM RUSHMORE; RISK OF LOAN LOSSES; RISK OF BRANCH EXPANSION STRATEGY; IMPACT OF GOVERNMENT REGULATION ON OPERATING RESULTS; RISKS OF COMPETITIVE MARKET; IMPACT OF MONETARY POLICY AND OTHER ECONOMIC FACTORS ON OPERATING RESULTS; UNCERTAINTY AS TO EFFECTS OF PROPOSED FEDERAL LEGISLATION; DEVELOPMENTS IN TECHNOLOGY; AND YEAR 2000 ISSUES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.

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

                      EXHIBIT 27    Financial Data Schedule

                      (b) Reports on Form 8-K.

                      None.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AMERICASBANK CORP.


Date: May 17, 1999                     By:   /s/ J. Clarence Jameson, III
                                          ___________________________________
                                             J. Clarence Jameson, III,
                                             President and Chairman of the
                                             Board of Directors
                                             (Principal Executive Officer)


Date: May 17, 1999                     By:   /s/ Larry D. Ohler
                                          ___________________________________
                                             Larry D. Ohler, Treasurer
                                             (Principal Financial and
                                             Accounting Officer)