Form 10-Q
period 1999-06-30
AMERICASBANK CORP
filed 1999-08-16
CIK 1040491

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1999.

[_]      Transition report under Section 13 or 15(d) of the Exchange Act of
         1934. For the transition period from              to
                                              ------------    ------------.

                        Commission file number 000-22925

                               AMERICASBANK CORP.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Maryland                                   52-1948980
  (State or Other Jurisdiction of                   (I.R.S. Employer
   Incorporation or Organization)                   Identification No.)

               3621 East Lombard Street, Baltimore, Maryland 21224
     -----------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (410) 342-8303
     -----------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



     -----------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed

                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X            No
   ------            -------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 1999, there were 496,000 shares of Issuer's $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes   X            No
   ------            -------

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                       AMERICASBANK CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998

                                                            June 30,           December 31,
                                                              1999                 1998
                                                          ------------         ------------
Assets                                                      (unaudited)
Cash and cash equivalents:
     On-hand and due from banks                            $    31,000          $   625,000
     Federal funds sold                                      2,139,000            2,463,000
Investment securities, available-for-sale                    1,901,000              586,000
Mortgage-backed securities, held-to-maturity                 1,697,000              442,000
Loans receivable, net                                        7,499,000            6,603,000
Investment in Federal Home Loan Bank stock, at cost             56,000               54,000
Accrued interest receivable                                     49,000               49,000
Property and equipment, net                                    775,000              755,000
Other assets, net                                              199,000              500,000
                                                           -----------          -----------
     Total assets                                          $14,346,000          $12,077,000
                                                           ===========          ===========

Liabilities and Stockholders' Equity
Deposits:
     Noninterest-bearing                                   $   736,000           $  463,000
     Interest-bearing                                        9,007,000            8,799,000
Mortgage escrow deposits                                       186,000               95,000
Accounts payable and accrued expenses                          183,000              341,000
                                                           -----------           ----------
     Total liabilities                                     $10,112,000           $9,698,000
                                                           ===========           ==========
Stockholders' Equity:
     Preferred stock, par value $0.01 per share,
       5,000,000 shares authorized, 0 shares issued
        and outstanding                                              -                    -
     Common stock, par value $0.01 per share,
       5,000,000 shares authorized, 496,000 shares
        and 300,000 shares, respectively, issued
        and outstanding                                          5,000                3,000
     Additional paid-in capital                              4,958,000            2,847,000
     Accumulated deficit                                     (729,000)            (471,000)
                                                           -----------          -----------

     Total stockholders' equity                              4,234,000            2,379,000
                                                           -----------          -----------
     Total liabilities and stockholders' equity            $14,346,000          $12,077,000
                                                           ===========          ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                       AMERICASBANK CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)

                                           Six Months Ended June 30,       Three Months ended June 30,
                                               1999             1998               1999            1998
                                               ----             ----               ----            ----
Interest Income:
   Interest income on loans                  $  303,000        $  311,000        $   152,000      $  160,000
   Interest income on
    investment securities                       135,000            84,000             71,000          45,000
                                             ----------        ----------        -----------      ----------
     Total interest income                      438,000           395,000            223,000         205,000

Interest expense on deposits                    199,000           180,000            100,000          93,000
                                             ----------        ----------        -----------      ----------

   Net interest income                          239,000           215,000            123,000         112,000

Provision for loan losses                        30,000            18,000             28,000           8,000
                                             ----------        ----------        -----------      ----------
   Net interest income after
    provision for loan losses                   209,000           197,000             95,000         104,000

   Service fees and charges                      18,000             7,000              8,000           5,000
                                             ----------        ----------        -----------      ----------

   Net interest income after
    service fees and charges                    227,000           204,000            103,000         109,000
                                             ----------        ----------        -----------      ----------
Other operating expenses:
   Salaries and benefits                        158,000            62,000             98,000          30,000
   Depreciation and amortization                 55,000            71,000             27,000          37,000
   Occupancy expense                             20,000            10,000              9,000           4,000
   Data processing                               32,000            28,000             15,000          12,000
   Professional fees                             89,000            69,000             59,000          50,000
   Office supplies                               17,000            10,000             13,000           5,000
   Other operating expenses                     114,000            46,000             67,000          23,000
                                             ----------        ----------        -----------      ----------
      Total other operating
       expenses                                 485,000           296,000            288,000         161,000
                                             ----------        ----------        -----------      ----------
      Loss before provision for
       income taxes                           (258,000)          (92,000)          (185,000)        (52,000)

Provision for Income Taxes                            -                 -                  -               -
                                             ----------        ----------        -----------      ----------
      Net loss before cumulative
       effect of change in
       accounting principle                   (258,000)          (92,000)          (185,000)        (52,000)
                                             ----------        ----------        -----------      ----------
Cumulative effect of change in
   accounting principle                               -         (133,000)                  -               -
                                             ----------        ----------        -----------      ----------
   Net loss                                  $(258,000)       $ (225,000)        $ (185,000)      $ (52,000)
                                             ==========       ===========        ===========      ==========
Net loss per common share -
 Both basic and diluted

   Loss before cumulative effect of
     change in accounting principle               (.57)        $    (.31)         $    (.37)      $    (.17)


   Loss from change in accounting
     principle                                      (-)             (.44)                (-)             (-)
                                             ----------        ----------         ----------      ----------


   Net loss per share                        $    (.57)        $    (.75)         $    (.37)      $    (.17)
                                             ==========        ==========         ==========      ==========

Weighted average shares
 outstanding                                    454,000           300,000            496,000         300,000
                                             ==========        ==========         ==========      ==========

   The accompanying notes are an integral part of these consolidated statements.

                       AMERICASBANK CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Six Months Ended June 30,
                                                                                   1999              1998
                                                                                   ----              ----
Cash Flows from Operating Activities:
    Net loss                                                                     $(258,000)      $  (92,000)
    Adjustments to reconcile net loss
       to net cash from operating activities-
       Provision for loan losses                                                     30,000          18,000
       Depreciation and amortization                                                 55,000          71,000
       Increase in accrued interest receivable                                            -         (10,000)
Decrease (increase) in other assets                                                  32,000         (16,000)
       Decrease in accrued interest on deposits                                           -         (32,000)
       Increase in accounts payable and accrued expenses                             49,000           10,000
                                                                                   --------        ---------
          Net cash provided by operating activities                                (92,000)         (51,000)
                                                                                 ----------         --------

Cash Flows from Investing Activities:
     (Purchase) sale of investment securities                                   (1,315,000)           38,000
     Purchase mortgage backed securities                                        (1,616,000)                -
     Principal repayments on mortgaged backed
      securities                                                                    361,000                -
     Loan principal disbursements                                               (2,362,000)       (1,143,000)
Principal repayments on loans receivable                                          1,436,000          814,000
     Purchase of Federal Home Loan Bank stock                                       (2,000)                -
     Purchase of property and equipment                                            (45,000)         (21,000)
                                                                                -----------      -----------
       Net cash used in investing activities                                    (3,543,000)        (312,000)
                                                                                -----------      -----------

Cash Flows from Financing Activities:
     Increase (decrease) in savings deposits                                       481,000           (4,000)
     Increase in mortgage escrow deposits                                           91,000            83,000
     Proceeds from common stock offering                                         2,352,000                 -
     Stock offering costs                                                        (207,000)                 -
                                                                               -----------       -----------
       Net cash (used in) provided from financing
         activities                                                              2,717,000          (79,000)
                                                                               -----------       -----------

Increase (Decrease) In Cash and Cash Equivalents                                 (918,000)         (284,000)

Cash and Cash Equivalents, beginning of period                                   3,088,000         3,337,000
                                                                               -----------       -----------

Cash and Cash Equivalents, end of period                                       $ 2,170,000       $ 3,053,000
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

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six months and three months ended June 30, 1999 and 1998. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.

Organizational Costs
--------------------

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

Comprehensive Income
--------------------

The Company does not have any adjustment for comprehensive income for the periods presented. Comprehensive income is the same as income reported in the accompanying statements of operations.

Earnings Per Share
------------------

As a result of Common Stock equivalents being anti-dilutive, the Company's basic and diluted loss per common share are equal at June 30, 1999.

(3)  Stock Options and Warrants

On June 1, 1998, the Company adopted a stock option plan for the granting of stock options to employees and non-employee directors. The plan was amended as of May 27, 1999 to increase the number of shares issuable upon the exercise of options granted under the plan from 45,000 to 74,400. In the event of termination without cause, the stock options expire in three months from the date of termination. Options granted to directors expire on the first anniversary of the effective date of termination as a director. All options expire on the 10th anniversary of the grant date.

As of June 30, 1999, under the plan, 42,280 stock options had been granted at an option price of $10.00 per share, and 15,160 stock options had been granted at an option price of $12.00 per share, which prices approximate management's estimate of the fair value of the Company's common stock on the date of grant. No options have been exercised as of June 30, 1999.

On September 2, 1998, the Company issued to the holders of record of its Common Stock on September 1, 1998, a dividend of one common stock purchase warrant for each share of Common Stock then held by the stockholders (the "Dividend Warrants"). Each Dividend Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $10.00 per share, subject to adjustment for certain events, beginning any time after April 1, 2000, until the Dividend Warrant's expiration on September 1, 2008. As of June 30, 1999, there were 300,000 Dividend Warrants outstanding.

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

     The Bank offers direct deposit of payroll and social security checks and automatic drafts for various accounts to its customers. Management believes that by September 15, 1999, the Bank will participate in the HONOR Automatic Teller Machine Network at locations throughout the United States through which Bank customers can gain access to their accounts at any time. The Bank currently owns one automatic teller machine, in Towson, Maryland. As of June 30, 1999, approximately 33 automatic teller machines owned by Network Processing, LLC ("Network") were branded with the Bank's name through an agreement between the Bank and Network. Director Baldev Singh is a member of Network. Although the Bank receives no revenues from the branded machines, Bank customers will be able to use the branded machines for no charge. In addition, management believes that the Bank will begin offering its customers safe deposit boxes in September 1999.

     Management has determined that as a result of recent consolidations of financial institutions, the Bank's current and potential market areas are not being adequately served by existing financial institutions and that there is an increasing local demand for commercial real estate, commercial business, construction and consumer loans offered by a truly community-oriented financial institution. As a result, the Bank intends to convert from a federal stock savings bank to a Maryland commercial bank (the "Conversion"), and management will refocus the Bank's lending strategy. Pursuant to this strategy, while continuing to pursue its existing business of seeking to originate mortgage loans for the purpose of financing and refinancing one-to-four family residential properties, the Bank intends to expand gradually its commercial real estate, commercial business, construction and consumer lending.

     The Conversion requires the prior approval of the Commissioner of Financial Regulation of the State of Maryland (the "Commissioner") for the Bank to become a Maryland commercial bank, and the Board of Governors of the Federal Reserve for the Company to become a bank holding company. As of the date of this filing, the Company and the Bank had not received the necessary regulatory approvals. Management anticipates that all necessary regulatory approvals will be received by September 15, 1999, although there can be no assurance that this will be the case.

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

     The Bank's ability to expand internally by establishing new branch offices will be dependent on the ability to identify advantageous locations for such branches and to fund the development of new branches. The ability to grow through selective acquisitions of other financial institutions or branches of such institutions will be dependent on successfully identifying, acquiring and integrating such institutions or branches. Furthermore, the success of the branch expansion strategy will be dependent upon the Bank's access to capital, its ability to attract and train or retain qualified employees and its ability to obtain regulatory approvals. The establishment of a new branch office in Towson, Maryland requires prior regulatory approval which, as of the date of this filing, has not been obtained. Management anticipates that the necessary regulatory approvals to open a new branch will be received by September 15, 1999, although there can be no assurance that this will be the case. The branch expansion strategy anticipates losses from branch operations until such time as branch deposits and the volume of other banking business reach the levels necessary to support profitable branch operations.

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

Liquidity and Capital Resources
-------------------------------

     The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities maturing within one year and available for sale securities. As of June 30, 1999 and December 31, 1998, the Company had $2,170,000 and $3,088,000 in cash and short term investments, respectively, and had $1,901,000 and $586,000 in available for sale securities, respectively. Fluctuations in the deposit levels of the Bank's customers will result in corresponding fluctuations in the Company and the Bank's liquidity position. Although the Bank has not done so to date, the Bank is eligible to borrow funds from the Federal Home Loan Bank of Atlanta, which serves as a reserve credit capacity for its members.

     The Company's consolidated stockholders' equity was $4,234,000 and $2,379,000 as of June 30, 1999 and December 31, 1998, respectively. Stockholders' equity as of December 31, 1998 was primarily a result of the Company's 1997 initial public offering of 300,000 shares of Common Stock at an offering price of $10.00 per share (the "Initial Public Offering"). Stockholders' equity as of June 30, 1999 was primarily a result of the Initial Public Offering and the Company's second public offering (as described below).

     In order to facilitate the opening of a Towson branch and to acquire the capital necessary to obtain regulatory approval to consummate the Conversion, the Company commenced a public offering (the "Offering") on October 9, 1998, of a minimum of 125,000 units and a maximum of 312,500 units at a price of $12.00 per unit (the "Units"), pursuant to the Company's Registration Statement on Form SB-1 (No. 333-61335). Each Unit consisted of one share of the Company's Common Stock and one Common Stock purchase warrant (the "Purchase Warrants"). Each Purchase Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $13.00 per share, subject to adjustment for certain events, beginning any time after April 8, 2000, until the Purchase Warrant's expiration at 5:00 p.m. EST, on October 8, 2001.

     The Offering terminated by its terms on March 31, 1999. The Company sold 196,000 Units in the Offering and, after payment of all expenses associated with the offering, received approximately $2,113,000 of net offering proceeds. Approximately $1,500,000 of these proceeds have been used to make capital contributions to the Bank, which has used the funds to increase its mortgage backed securities from $442,000 on December 31, 1998 to $1,697,000 on June 30, 1999, and to increase its net loans from $6,603,000 on December 31, 1998 to $7,499,000 on June 30, 1999. Offering proceeds also have been used to fund operating losses. Management intends to use another $500,000 of the offering proceeds to make additional capital contributions to the Bank.

Summary of Financial Condition and Results of Operations
--------------------------------------------------------

     The Bank commenced operations as of December 1, 1997, and its activities have primarily consisted of accepting deposits, making loans and servicing the deposits and loans acquired from Rushmore.

     As of June 30, 1999 and December 31, 1998, the Company had total assets of approximately $14,346,000 and $12,077,000, respectively, total loans of approximately $7,499,000 and $6,603,000, respectively, and total deposits of approximately $9,743,000 and $9,262,000, respectively. The Company experienced a loss of approximately $258,000 for the six months ended June 30, 1999.

     The increase in total assets was primarily the result of the Company's receipt of offering proceeds. Management attributes the Bank's slow loan growth to the limitations placed on the types of loans that the Bank may make as a result of its thrift charter, and the focus placed by management during the first half of 1999 on the offering and the actions necessary to effect the Conversion and establish a Towson branch.

     Net interest income for the second quarter of 1999 was approximately $123,000, a decrease of approximately $11,000 from the second quarter of 1998. Net interest income, which is the difference between the interest expense incurred in connection with the Company and the Bank's interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from interest-earning assets, such as loans and investment securities, is the most significant component of the Company's earnings. Volatility in interest rates could cause the Bank to pay increased interest rates to obtain deposits and, if the Bank is not able to increase the interest rate on its loans and the rate of return on its investment portfolio, net interest income will suffer. Management has sought to reduce the effect of the decrease in net interest income through the Bank's investment in mortgage-backed securities.

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

     On March 1, 1999, the data processing firm advised the Bank that all of the data processing firm's hardware, system and application code changes related to the Year 2000 Issue had been made, and that the data processing firms's systems and operations had been tested to determine that date sensitive calculations and functions can be accurately performed using 20th and 21st century dates. In addition, the Bank has been advised by the OTS that the data processing firm's systems are Year 2000 compliant.

     In April 1999 and July 1999, the Bank monitored a test of the data processing firm's data and transaction processing system for Year 2000 compliance. During that test, the data processing firm's system successfully performed all processing functions.

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

     In accordance with OTS requirements, the Bank has appointed a Year 2000 Committee and has adopted a written plan detailing the procedures to be followed by management to identify and solve potential problems and to monitor the progress made by the Bank and the data processing firm to avoid Year 2000 problems. As of December 31, 1998, the Year 2000 Committee had completed the evaluation, assessment and implementation phases of the plan. Management anticipates that the contingency phase of the plan will by completed by September 1, 1999.

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

                                         AMERICASBANK CORP.


Date: August 13, 1999              By:   /s/ J. Clarence Jameson, III
                                      ---------------------------------
                                       J. Clarence Jameson, III,
                                       President and Chairman of the
                                       Board of Directors
                                       (Principal Executive Officer)


Date: August 13, 1999              By: /s/ Steven T. Hudson
                                      ---------------------------------
                                       Steven T. Hudson, Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)