Form 10QSB
period 1999-09-30
AMERICASBANK CORP
filed 1999-11-15
CIK 1040491

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the quarterly period ended September 30, 1999.

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

                    500 York Road, Baltimore, Maryland 21204
               --------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (410) 342-8303
               --------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

               3621 East Lombard Street, Baltimore, Maryland 21224
         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       ------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1999, there were 496,000 shares of Issuer's $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes   X    No
    -----     -----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       AMERICASBANK CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                                        September 30,   December 31,
                                                            1999            1998
                                                        -------------   ------------
                                                         (unaudited)
Assets
------
Cash and cash equivalents:
     On-hand and due from banks                          $   477,000     $   625,000
     Federal funds sold                                    4,209,000       2,463,000
Investment securities, available-for-sale                     82,000         586,000
Mortgage-backed securities, held-to-maturity               1,559,000         442,000
Loans receivable, net                                      7,255,000       6,603,000
Investment in Federal Home Loan Bank stock, at cost           57,000          54,000
Federal Reserve Stock                                        249,000               -
Accrued interest receivable                                   57,000          49,000
Property and equipment, net                                  807,000         755,000
Other assets, net                                            206,000         500,000
                                                         -----------     -----------
     Total assets                                        $14,958,000     $12,077,000
                                                         ===========     ===========
Liabilities and Stockholders' Equity
Deposits:
     Noninterest-bearing                                 $   653,000      $  463,000
     Interest-bearing                                      9,612,000       8,799,000
Mortgage escrow deposits                                     101,000          95,000
Accounts payable and accrued expenses                        288,000         341,000
Other borrowings                                             220,000               -
                                                         -----------      ----------
     Total liabilities                                   $10,874,000      $9,698,000
                                                         -----------      ----------
Stockholders' Equity:
     Preferred stock, par value $0.01 per share,
       5,000,000 shares authorized, 0 shares issued
        and outstanding                                            -               -
     Common stock, par value $0.01 per share,
       5,000,000 shares authorized, 496,000 shares
        and 300,000 shares, respectively, issued
        and outstanding                                        5,000           3,000
     Additional paid-in capital                            4,958,000       2,847,000
     Accumulated deficit                                    (876,000)       (471,000)
     Accumulated other comprehensive loss                     (3,000)             --
                                                         -----------     -----------
     Total stockholders' equity                            4,084,000       2,379,000
                                                         -----------     -----------
     Total liabilities and stockholders' equity          $14,958,000     $12,077,000
                                                         ===========     ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                       AMERICASBANK CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)

                                           Nine Months Ended Sept. 30,     Three Months ended Sept. 30,
                                               1999                1998               1999            1998
                                               ----                ----               ----            ----
Interest Income:
   Interest income on loans                  $  470,000        $  455,000        $   167,000      $  144,000
   Interest income on
    investment securities                       220,000           137,000             85,000          53,000
                                             -----------       ----------        -----------      ----------
     Total interest income                      690,000           592,000            252,000         197,000
Interest expense on deposits                    307,000           276,000            108,000          96,000
                                             ----------        ----------        -----------      ----------
   Net interest income                          383,000           316,000            144,000         101,000
Provision for loan losses                        41,000            22,000             11,000           4,000
                                             ----------        ----------        -----------      ----------
   Net interest income after
    provision for loan losses                   342,000           294,000            133,000          97,000
   Non-interest income fees and
    service charges                              29,000            14,000             11,000           7,000
                                             ----------        ----------        -----------      ----------
   Net interest income after
    service fees and charges                    371,000           308,000            144,000         104,000
                                             ----------        ----------        -----------      ----------
Other operating expenses:
   Salaries and benefits                        286,000            96,000            128,000          34,000
   Depreciation and amortization                 84,000            85,000             29,000          28,000
   Occupancy expense                             33,000            22,000             13,000          12,000
   Data processing                               50,000            42,000             18,000          14,000
   Professional fees                            115,000           112,000             26,000          43,000
   Office supplies                               24,000            14,000              7,000           4,000
   Other operating expenses                     184,000            70,000             70,000          24,000
                                             ----------        ----------        -----------      ----------
      Total other operating
       expenses                                 776,000           441,000            291,000         159,000
                                             ----------        ----------        -----------      ----------
      Loss before provision for
       income taxes                            (405,000)         (133,000)          (147,000)        (55,000)
Provision for Income Taxes                            -                 -                  -               -
                                             ----------        ----------        -----------      ----------
      Net loss before cumulative
       effect of change in
       accounting principle                    (405,000)         (133,000)          (147,000)        (55,000)
Cumulative effect of change in
   accounting principle                               -          (133,000)                 -               -
                                             ----------        ----------         ----------       ---------
   Net loss                                   $(405,000)       $ (266,000)        $ (147,000)      $ (55,000)
                                             ==========        ==========         ==========       =========
Other comprehensive loss
   net of tax-unrealized
   loss on securities available
   for sale                                      (3,000)                -             (3,000)              -
                                             ----------        ----------         ----------       ---------
   Comprehensive loss                         $(408,000)       $ (266,000)        $ (150,000)      $ (55,000)
                                             ==========        ==========         ==========       =========

                                       3


Net loss per common share -
 Both basic and diluted
   Loss before cumulative effect of
     change in accounting principle                (.87)        $    (.44)         $    (.30)      $    (.18)
   Loss from change in accounting
     principle                                       (-)             (.44)                (-)             (-)
                                             ----------        ----------         ----------      ----------
   Net loss per share                        $     (.87)        $    (.88)         $    (.30)      $    (.18)
                                             ==========        ==========         ==========       =========
Weighted average shares
 outstanding                                    468,000           300,000            496,000         300,000
                                             ==========        ==========         ==========       =========

  The accompanying notes are an integral part of these consolidated statements.

                       AMERICASBANK CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Nine Months Ended Sept. 30,
                                                                     1999              1998
                                                                     ----              ----
Cash Flows from Operating Activities:
    Net loss                                                       $(405,000)     $   (154,000)
    Adjustments to reconcile net loss
       to net cash from operating activities-
       Provision for loan losses                                      41,000            22,000
       Depreciation and amortization                                  84,000           118,000
       Increase in accrued interest receivable                        (8,000)           (3,000)
       Decrease (increase) in other assets                            14,000          (195,000)
       Decrease in accrued interest on deposits                            -           (32,000)
       Increase in accounts payable and accrued expenses             152,000           128,000
                                                                  -----------        ---------
          Net cash used in operating activities                     (122,000)         (116,000)
                                                                  -----------        ---------
Cash Flows from Investing Activities:
     Sale (purchase) of investment securities, net                   504,000            49,000
     Purchase mortgage backed securities                          (1,616,000)                -
     Principal repayments on mortgaged backed
      securities                                                     494,000                 -
     Loan principal disbursements                                 (3,889,000)       (1,436,000)
     Loan repayments on loans receivable                           3,197,000         1,504,000
     Purchase of equity securities                                  (252,000)                -
     Purchase of property and equipment                              (92,000)          (27,000)
                                                                  -----------       ---------
       Net cash used in investing activities                      (1,654,000)          (90,000)
                                                                  -----------       ----------
Cash Flows from Financing Activities:
     Increase (decrease) in savings deposits                       1,003,000           664,000)
     Increase (decrease) in mortgage escrow deposits                   6,000           (56,000)
     Proceeds from borrowings                                        220,000                 -
     Proceeds from common stock offering                           2,352,000                 -
     Stock offering costs                                           (207,000)                -
                                                                 -----------        ----------
       Net cash provided by financing
         activities                                                3,374,000           608,000)
                                                                 -----------        ----------
Increase In Cash and Cash Equivalents                              1,598,000           582,000
Cash and Cash Equivalents, beginning of period                     3,088,000         3,337,000
                                                                 -----------        ----------
Cash and Cash Equivalents, end of period                         $ 4,686,000       $ 3,919,000
                                                                 ===========        ==========


  The accompanying notes are an integral part of these consolidated statements.

                               AMERICASBANK CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Organization and Business

AmericasBank Corp. (the Company) was incorporated under the laws of the State of Maryland on June 4, 1996 primarily to hold all the outstanding shares of capital stock of AmericasBank (the "Bank"), a federal stock savings bank. Effective as of 9:00 a.m. September 20, 1999, the Bank converted from a federal stock savings bank to a Maryland commercial bank and the Company became a bank holding company. The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation.

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

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine months and three months ended September 30, 1999 and 1998. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.

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

Earnings Per Share
------------------

As a result of Common Stock equivalents being anti-dilutive, the Company's basic and diluted loss per common share are equal at September 30, 1999.

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

As of September 30, 1999, under the plan, 41,680 stock options had been granted at an option price of $10.00 per share, and 16,700 stock options had been granted at an option price of $12.00 per share, which prices approximate management's estimate of the fair value of the Company's common stock on the date of grant. No options have been exercised as of September 30, 1999.

On September 2, 1998, the Company issued to the holders of record of its Common Stock on September 1, 1998, a dividend of one common stock purchase warrant for each share of Common Stock then held by the stockholders (the "Dividend Warrants"). Each Dividend Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $10.00 per share, subject to adjustment for certain events, beginning any time after April 1, 2000, until the Dividend Warrant's expiration on September 1, 2008. As of September 30, 1999, there were 300,000 Dividend Warrants outstanding.

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

     On September 15, 1999, the Commissioner of Financial Regulation of the State of Maryland (the "Bank Commissioner") approved, effective as of 9:00 a.m. September 20, 1999, the conversion of the Bank from a federal stock savings bank to a Maryland commercial bank (the "Conversion"). The Commissioner also approved the Bank's opening of an office in Towson, Maryland, with that office becoming the Bank's headquarters, and the Baltimore Branch becoming a branch office. On September 2, 1999, Board of Governors of the Federal Reserve System (the "Federal Reserve") approved the Company's application to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act") and the Bank's application to become a member bank upon its conversion from a federal stock savings bank to a Maryland commercial bank.

     As a result of the Conversion, effective as of September 20, 1999, the Company became a bank holding company under the Holding Company Act and the Bank commenced operations as a Maryland commercial bank with its headquarters located at 500 York Road, Towson, Maryland 21204 and a branch office located at 3621 East Lombard Street, Baltimore, Maryland 21224.

     As a result of the Conversion, William A. Fogle, Jr. and Norman H. Katz resigned as directors of the Company and the Bank and Baldev Singh resigned as a director of the Company, pending approval from the Federal Reserve of their service as directors. The Company and the Bank intend to re-appoint these persons as directors once regulatory approvals are received. Effective as of October 21, 1999, Mr. Fogle was reappointed as a director of the Company and the Bank. Effective as of November 8, 1999, Mr. Katz was approved by the Federal Reserve and he will be reappointed as a director of the Company and the Bank at the Company and the Bank's November 1999 meeting of the board of directors.

     To date, there has been no established active public trading market for the Company's Common Stock, although the Common Stock is quoted on the OTC Bulletin Board and reported in the National Daily Quotation Bureau "Pink Sheets" under the symbol "AMBB."

Business Conducted and to be Conducted by the Bank
--------------------------------------------------

     The Bank is a community-oriented financial institution. Its business has been to attract retail deposits and, prior to the Conversion, to seek to invest those deposits, together with funds generated from operations and borrowings, in one-to four-family mortgage loans. As a result of the Conversion, management has refocused the Bank's lending strategy. Pursuant to this refocused strategy, while continuing to originate mortgage loans for the purpose of financing and refinancing one-to-four family residential properties, the Bank will gradually expand its commercial real estate, commercial business, construction and consumer lending.

     The Bank's deposit base is comprised of various deposit products including checking accounts, insured investment accounts, statement savings accounts, passbook deposit accounts, money market accounts, certificates of deposit and individual retirement accounts.

     The Bank offers direct deposit of payroll and social security checks and automatic drafts for various accounts to its customers. The Bank also offers its customers travelers checks and, from its Towson location, safe deposit boxes. The Bank participates in the HONOR Automatic Teller Machine Network at locations throughout the United States through which Bank customers can gain access to their accounts at any time. The Bank currently owns one automatic teller machine, in Towson, Maryland. As of September 30, 1999, approximately 21 automatic teller machines owned by Network Processing, LLC ("Network") were branded with the Bank's name through an agreement between the Bank and Network. Although the Bank receives no revenues from the branded machines, Bank customers are able to use the branded machines for no charge. Baldev Singh, who will be reappointed as a director of the Company upon receipt of Federal Reserve approval, is a member of Network. The Bank also intends to offer its customers cash management services, online telephone banking and Internet banking, subject to regulatory approvals.

Strategy
--------

     As indicated above, management has refocused the Bank's lending strategy and the Bank will gradually expand its commercial real estate, commercial business, construction and consumer lending. This refocused strategy resulted from management's determination that, because of recent consolidations of financial institutions, the Bank's current and potential market areas were not being adequately served by existing financial institutions and that there was an increasing local demand for commercial real estate, commercial business, construction and consumer loans offered by a truly community-oriented financial institution. The Bank's conversion from a federal stock savings bank to a Maryland commercial bank will permit the Bank to pursue the refocused lending strategy as Maryland commercial banks, unlike federal stock savings banks, are not limited in the number and amount of non-mortgage loans that they are permitted to make.

     The Bank intends to pursue a strategy of long term growth by competing for loans and deposits in its market area and by opening additional branches, either through internal growth or through acquisitions of existing financial institutions or branches thereof. Management anticipates that the Bank will draw most of its customer deposits and conduct most of its lending transactions from within the area surrounding its offices as well as from within the Baltimore metropolitan area.

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

     At this time, the Company and the Bank have no specific plans regarding new branch offices or acquisitions of existing financial institutions or branches thereof.

     The Company executive offices are located at 500 York Road, Towson, Maryland 21204.

Liquidity and Capital Resources
-------------------------------

     The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities maturing within one year and available for sale securities. As of September 30, 1999 and December 31, 1998, the Company had $4,686,000 and $3,088,000 in cash and short term investments, respectively, and had $82,000 and $586,000 in available for sale securities, respectively. Fluctuations in the deposit levels of the Bank's customers will result in corresponding fluctuations in the Company and the Bank's liquidity position. Although the Bank has not done so to date, the Bank is eligible to borrow funds from the Federal Home Loan Bank of Atlanta, which serves as a reserve credit capacity for its members.

     The Company's consolidated stockholders' equity was $4,084,000 and $2,379,000 as of September 30, 1999 and December 31, 1998, respectively. Stockholders' equity as of December 31, 1998 was primarily a result of the Company's 1997 initial public offering of 300,000 shares of Common Stock at an offering price of $10.00 per share (the "Initial Public Offering"). Stockholders' equity as of September 30, 1999 was primarily a result of the Initial Public Offering and the Company's second public offering of a minimum of 125,000 units and a maximum of 312,500 units at a price of $12.00 per unit, each unit consisting of one share of the Company's Common
Stock and one Common Stock purchase warrant (the "Second Public Offering").

     The Company sold 196,000 units in the Second Public Offering and, after payment of all expenses associated with the offering, received approximately $2,113,000 of net offering proceeds.

Summary of Financial Condition and Results of Operations
--------------------------------------------------------

     The Bank commenced operations as of December 1, 1997, and its activities have primarily consisted of accepting deposits, making loans and servicing the deposits and loans acquired from Rushmore.

     As of September 30, 1999 and December 31, 1998, the Company had total assets of approximately $14,958,000 and $12,077,000, respectively, total loans of approximately $7,255,000 and $6,603,000, respectively, and total deposits of approximately $10,265,000 and $9,262,000, respectively. The Company experienced a loss of approximately $405,000 for the nine months ended September 30, 1999 as compared to a loss of approximately $266,000 for the nine months ended September 30, 1998. The increase in loss is primarily related to increased costs associated with employee salaries and benefits. During 1999, the Bank hired three new management employees, including a senior credit officer and a chief financial officer, and hired five new employees to staff the Towson branch.

     The increase in total assets is primarily the result of the Company's receipt of offering proceeds. Management attributes the Bank's slow loan growth to the limitations placed on the types of loans that the Bank was able to make as a result of its thrift charter, and the focus placed by management during the first half of 1999 on the Offering and the actions necessary to effect the Conversion and establish a Towson branch.

     Net interest income for the third quarter of 1999 was approximately $144,000, an increase of approximately $43,000 from the third quarter of 1998. Net interest income, which is the difference between the interest expense incurred in connection with the Company and the Bank's interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from interest-earning assets, such as loans and investment securities, is the most significant component of the Company's earnings. Volatility in interest rates could cause the Bank to pay increased interest rates to obtain deposits and, if the Bank is not able to increase the interest rate on its loans and the rate of return on its investment portfolio, net interest income will suffer. Management has sought to reduce the effect of the decrease in net interest income through the Bank's investment in mortgage-backed securities.

     The Bank currently maintains a liquidity ratio and a level of capitalization in excess of the minimum standards required by the Bank's primary regulator, the Maryland Division of Financial Regulation.

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

     In accordance with requirements of the Maryland Division of Financial Regulation and the Federal Reserve, the Bank has appointed a Year 2000 Committee and has adopted a written plan detailing the procedures to be followed by management to identify and solve potential problems and to monitor the progress made by the Bank and the data processing firm to avoid Year 2000 problems. The Year 2000 Committee had completed the evaluation and assessment phases of the plan. Management has completed the contingency phase of the plan and has begun its implementation, which will continue through the end of 1999 and the first part of 2000.

     IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THE COMPANY'S LIMITED OPERATING HISTORY AND HISTORY OF LOSSES; RISKS RELATED TO COMMERCIAL, CONSTRUCTION AND CONSUMER LENDING; RISKS RELATED TO NEW MANAGEMENT; IMPACT OF INTEREST RATE VOLATILITY ON DEPOSITS; INTEREST RATE, LENDING AND OTHER RISKS ASSOCIATED WITH THE LOANS ACQUIRED FROM RUSHMORE; RISK OF LOAN LOSSES; RISK OF BRANCH EXPANSION STRATEGY; IMPACT OF GOVERNMENT REGULATION ON OPERATING RESULTS; RISKS OF COMPETITIVE MARKET; IMPACT OF MONETARY POLICY AND OTHER ECONOMIC FACTORS ON OPERATING RESULTS; UNCERTAINTY AS TO EFFECTS OF FEDERAL LEGISLATION; DEVELOPMENTS IN TECHNOLOGY; AND YEAR 2000 ISSUES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.

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

Item 6.  Exhibits and Reports on Form 8-K.

               (a)      Exhibits.

               The following exhibit is being filed herewith:

               EXHIBIT 27       Financial Data Schedule

               (b)      Reports on Form 8-K.

               The Company filed with the SEC a Current Report on Form 8-K, Item 5, dated September 24, 1999, to report the consummation of the conversion of the Company's wholly owned subsidiary, AmericasBank, from a federal stock savings bank to a Maryland commercial bank, and the Company's becoming a bank holding company under the Bank Holding Company Act of 1956, as amended.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICASBANK CORP.


Date: November 12, 1999             By:   /s/ J. Clarence Jameson, III
                                        ------------------------------
                                        J. Clarence Jameson, III,
                                           President and Chairman of the
                                           Board of Directors
                                           (Principal Executive Officer)


Date: November 12, 1999                 By: /s/ Steven T. Hudson
                                            ---------------------------
                                            Steven T. Hudson,
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)