Form 10KSB
period 1999-12-31
AMERICASBANK CORP
filed 2000-03-30
CIK 1040491

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to

                        Commission File Number 000-22925


                               AmericasBank Corp.
                               ------------------
                 (Name of small business issuer in its charter)

         Maryland                                          52-1948980
         --------                                          ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


     500 York Road, Baltimore, Maryland                    21204
     ----------------------------------                    -----
    (Address of principal executive offices)             (Zip Code)

                     Issuer's telephone number: 410-823-0500
                   ------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $1,028,000.

         The aggregate market value of the common equity held by non-affiliates was $1,897,000 as of March 20, 2000, based on a sales price of $8.00 per share of Common Stock, which is the sales price at which the Common Stock was last traded on March 7, 2000 as reported by the OTC Bulletin Board. There is no active public trading market for the Common Stock and the $8.00 per share price may not be indicative of present value.

         The number of shares outstanding of the issuer's Common Stock was 496,000 as of March 20, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders of AmericasBank Corp., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in this Annual Report on Form 10-KSB in Part III -
Item 9, Item 10, Item 11 and Item 12.

         Transitional Small Business Disclosure Format (check one):

                                                        Yes __ No X

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

GENERAL

         AmericasBank Corp. (the "Company") is a bank holding company incorporated under the laws of the State of Maryland. The business of the Company is conducted through its wholly owned subsidiary, AmericasBank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a community-oriented financial institution engaged in a general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized businesses. The Bank's main office is in Towson, Maryland, and it has a branch office in Baltimore City, Maryland. As of December 31, 1999, the Company had total assets of $15,101,000.

         As of December 31, 1999, the Bank had 12 full time employees. The Company does not have any employees.

         The Company's executive offices are located at 500 York Road, Towson, Maryland 21286, and its telephone number is (410) 823-0500.

HISTORY

         The Company was incorporated under the laws of the State of Maryland on June 4, 1996, primarily to own all of the outstanding shares of capital stock of a federal stock savings bank to be named AmericasBank. On April 15, 1997, the Office of Thrift Supervision (the "OTS") granted the Company the necessary approvals to acquire the capital stock of the Bank and to become a savings and loan holding company of the Bank. The Company acquired all of the Bank's capital stock and the Bank opened as a federal stock savings bank on December 1, 1997 with one office in Baltimore City, Maryland.

         Effective as of December 1, 1997, the Bank also purchased certain assets and assumed certain deposit liabilities primarily related to the Baltimore, Maryland branch office of Rushmore Trust and Savings, FSB ("Rushmore"), located at 3621 East Lombard Street, Baltimore, Maryland 21224 (the "Baltimore Branch").

         On September 15, 1999, the Commissioner of Financial Regulation of the State of Maryland (the "Commissioner") approved, effective as of 9:00 a.m. September 20, 1999, the conversion of the Bank from a federal stock savings bank to a Maryland chartered trust company exercising the powers of a commercial bank (the "Conversion"). The Commissioner also approved the Bank's opening of a Towson office, with that office becoming the Bank's main office location and the Baltimore City office becoming a branch office. On September 2, 1999, Board of Governors of the Federal Reserve System (the "Federal Reserve Board") approved the Company's application to become a bank holding company and the Bank's application to become a member bank upon its conversion. Effective as of September 20, 1999, the Company became a bank holding company under the Holding Company Act of 1956, as amended, and the Bank commenced commercial banking operations from its two offices.

         The purpose of the Conversion was to provide the Bank with additional operating flexibility and to enhance its ability to provide a broader range of banking products and services to its community. Specifically, the Bank's status as a federal stock savings bank limited the Bank's ability to originate non-residential mortgage loans.

STRATEGY

         The Bank's objective is to create a customer-driven financial institution focused on providing value to customers by delivering products and services matched to the customers' needs.

         The banking industry in the Bank's market areas has experienced substantial consolidation in recent years. Many of the locally owned or managed financial institutions have either been acquired by large regional bank holding companies or have been consolidated into branches. This consolidation has been accompanied by increasing fees for bank services, the dissolution of local boards of directors, management and personnel changes and, in the perception of management, a decline in the level of customer service. With recent changes in banking regulations, this type of consolidation is expected to continue. Management believes that customers will be drawn to a locally owned and managed institution that demonstrates an active interest in its customers and their business and personal financial needs.

         Management also believes that an effect of banking industry consolidations is an increasing local demand for commercial loans offered by a community-oriented financial institution. Accordingly, beginning in 1999, the Bank refocused its lending strategy from one aimed toward long-term fixed-rate residential mortgage loans to a strategy focused on aggressively competing for quality commercial loans and adjustable rate residential mortgage loans. To a degree, the prior lending strategy was related to the loans acquired from Rushmore, which generally were long-term fixed rate residential mortgage loans. The Bank's conversion from a federal stock savings bank to a Maryland chartered trust company exercising the powers of a commercial bank was a necessary precondition to the Bank's ability to pursue this refocused lending strategy as Maryland chartered trust companies, unlike federal stock savings banks, are not limited in the number or amount of non-mortgage loans that they are permitted to make. The refocused lending strategy also will assist the Bank in reducing its interest rate risk as it originates shorter term and adjustable rate loans.

         The Bank intends to pursue a strategy of long term growth by competing for loans and deposits in its market areas and by opening additional branches, either through internal growth or through acquisitions of existing financial institutions or branches thereof. The Bank's ability to expand internally by establishing new branch offices will be dependent on the ability to identify advantageous locations for such branches and to fund the development of new branches. The ability to grow through selective acquisitions of other financial institutions or branches of such institutions will be dependent on successfully identifying, acquiring and integrating such institutions or branches. Furthermore, the success of the branch expansion strategy will be dependent upon the Bank's access to capital, its ability to attract and train or retain qualified employees and its ability to obtain regulatory approvals. The branch expansion strategy anticipates losses from branch operations until such time as branch deposits and the volume of other banking business reach the levels necessary to support profitable branch operations. At this time the Company and the Bank have no specific plans regarding new branch offices or acquisitions of existing financial institutions or branches thereof.

LOCATION AND SERVICE AREA

         The Bank operates from a main office located at 500 York Road, Towson, Maryland 21204, and from a branch office located at 3621 East Lombard Street, Baltimore, Maryland 21224. Towson, Maryland is the county seat of Baltimore County, Maryland. The Bank draws most of its customer deposits and conducts most of its lending transactions from the areas surrounding its offices as well as from within the Baltimore metropolitan area.

         The York Road property, which is owned by the Bank, contains approximately 2,700 square feet of retail banking space on the first floor, approximately 1,800 square feet of office space on the second floor and approximately 2,500 square feet of retail office space on the basement level. Until July 1997, this property was utilized as a branch of Bank of America, which was then known as NationsBank. The Bank leases the basement level office space and approximately 700 square feet of the second floor office space. Operations at the Towson office began on September 20, 2000, contemporaneously with the consummation of the Conversion.

         The East Lombard Street property, which is owned by the Company, contains approximately 2,000 square feet in a converted two-story rowhome that has been utilized as a bank since 1927. The Bank has operated from this location since its organization in December 1997.

BANKING SERVICES

         The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, several types of savings accounts (including statement savings, passbook deposit, insured investment and Christmas Club accounts), money market accounts and certificates of deposit. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations.

         The Bank offers a full range of short- to medium-term commercial and personal loans. Commercial loans include loans for the acquisition of commercial real estate and secured and unsecured loans for working capital, business expansion and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for, among other things, automobile financing. The Bank also originates and holds or sells into the secondary market fixed and variable rate residential mortgage loans and originates residential real estate construction loans.
                                       3

         The Bank offers individual retirement accounts, direct deposit of payroll and social security checks and automatic drafts for various accounts to its customers. The Bank also offers its customers travelers' checks and, from its Towson location, safe deposit boxes. The Bank participates in the HONOR Automatic Teller Machine Network at locations throughout the United States, through which Bank customers can gain access to their accounts at any time. The Bank currently owns one automatic teller machine, which is located at its Towson location. As of December 31, 1999, approximately 27 automatic teller machines owned by Network Processing, LLC ("Network"), were branded with the Bank's name through an agreement between the Bank and Network. Although the Bank receives no revenues from the branded machines, Bank customers may use the branded machines for no charge. Subject to regulatory approval, during 2000, the Bank intends to offer its customers telephone banking, and in the future may offer cash management services, Internet banking and debit and so-called "smart cards." The Bank does not provide trust services but it may do so in the future, subject to regulatory approval.

LENDING ACTIVITIES

         General. At December 31, 1999, the net loan portfolio totaled $8,456,000, representing approximately 56% of the Company's total assets of $15,101,000. The categories of loans in the loan portfolio are real estate - first mortgages, real estate - second mortgages and home equity loans, commercial - real estate secured, commercial - not real estate secured, real estate construction and consumer.

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

         Loan Portfolio Composition. The following table sets for the Bank's loans by major categories as of December 31, 1999.


                                                  ---------------------------------------------------------------
                                                         DECEMBER 31, 1999              DECEMBER 31, 1998
                                                  ---------------------------------------------------------------
                                                       BALANCE          % MIX         BALANCE         % MIX
                                                  ---------------------------------------------------------------

 Loan Portfolio Composition:
 Real estate - first mortgages                    $  4,768,000        54.0%          $4,817,000          67.9%
 Real estate - second mortgages  and
      home equity                                      519,000         5.9%             389,000           5.5%
 Commercial - real estate secured                    2,639,000        29.9%             912,000          12.9%
 Real estate construction                              250,000         2.8%             685,000           9.7%
 Commercial - not real estate
      secured                                          134,000         1.5%                  --             -%
 Consumer                                              470,000         5.3%             244,000           3.4%

 Unamortized loan premium                               43,000         0.6%              46,000           0.6%
                                                       -------       ------            --------           ----
  Total loans receivable                             8,823,000         100%           7,093,000         100.0%


      Less:  Undisbursed portion
      of construction loans                            228,000                          405,000
                                                  ------------                       ----------
  Loans receivable                                $  8,595,000                       $6,688,000
                                                  ============                       ==========


         Secured Residential Real Estate Loans. The Bank offers fixed-rate and adjustable-rate mortgage loans primarily secured by one-to-four family residences, with maturities up to 30 years. All one-to-four family loans originated by the Bank are underwritten in accordance with GNMA, FNMA or FHLMC standards. The Bank originates loans for both owner occupied and non-owner occupied (investor) residential properties. Non-owner occupied residential mortgage loans generally carry a higher degree of credit risk than owner occupied residential mortgage loans. As indicated above, as part of the Bank's refocused lending strategy, the Bank intends to compete aggressively for adjustable rate residential mortgage loans.

         The Bank intends to sell fixed-rate conforming residential mortgage loans in the secondary market. The Bank may retain in its portfolio or sell (including the sale of participations in) its adjustable rate mortgage loans. Although the Bank had not done so as of December 31, 1999, the Bank intends from time to time to purchase or participate in adjustable-rate mortgage loans.

         The Bank also offers fixed-rate and adjustable-rate home equity and second trust loans, primarily secured by one-to-four family, owner-occupied residences. The Bank employs similar underwriting standards in making home equity and second trust loans as those utilized in making residential mortgage loans.

         Commercial Loans. In general, the Bank's commercial loans can be categorized in one of two categories, with the second category having two sub-categories. The two categories are (i) commercial loans for the purchase of commercial real estate or multi-family residential real estate (five units or more) and (ii) commercial business loans. The commercial business loan category is subdivided into (i) loans secured by real estate and (ii) loans not secured by real estate.
                                       5

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

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In general, the Bank will attempt to limit this risk by requiring that all of its commercial business loans be secured by the real property where the business is located or by the personal residences of the business' owners.

         Real Estate Construction. The Bank seeks to originate, on a case by case basis, loans for the construction of one-to-four family, owner-occupied residential properties located in its market area. Presently, the Bank does not intend to originate real estate acquisition, development or construction loans to builders or developers.

         Construction loans generally are considered to involve a higher degree of credit risk than residential mortgage loans. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank would be confronted with a project, when completed, having a value which is insufficient to ensure full repayment. The Bank seeks to minimize these risks through its underwriting standards.

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

         Marketing and Procedures for Loan Approvals. The Bank's lending activity currently is conducted from its offices by the Bank's employees, officers and directors through customer calls and the personal contacts of these individuals. The Bank also looks to its current borrowers for opportunities to develop new business.

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

COMPETITION

         The Baltimore metropolitan area is a highly competitive market for financial services and the Bank faces intense competition both in making loans and in attracting deposits. The Bank faces direct competition from a significant number of financial institutions operating in the Bank's market area, many with a statewide or regional presence and in some cases a national presence. In addition, the Bank competes with other community banks in its market area that have substantially the same business philosophy and strategy as the Bank. Furthermore, pursuant to recently enacted legislation, insurance companies, securities brokers and other non-bank entities or their affiliates may now provide services which historically have been considered banking in nature. Many of these institutions have been in business for many years, have established customer bases, are significantly larger and have greater financial resources than the Bank, and are able to offer services that the Bank is not able to offer. In addition, the Bank faces competition for deposits and loans from non-bank institutions such as brokerage firms, credit unions, insurance companies, money market mutual funds and private lenders.

SUPERVISION AND REGULATION

         In 1999, the Bank converted from a federally chartered stock savings bank to a Maryland chartered trust company exercising the powers of a Maryland chartered commercial bank As a result of the conversion, the Bank is now supervised at the state level by the Commissioner and at the federal level by the Federal Reserve Board. The Bank still retains its membership in the Federal Home Loan Bank of Atlanta. The Company is now supervised by the Federal Reserve Board and the Commissioner.

        The following references to the laws and regulations under which the Bank and Company are regulated are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such laws and regulations. We cannot predict the nature or the extent of the effect on our business and earnings that new federal or state legislation may have in the future.

         AmericasBank Corp.
         -----------------

        FEDERAL BANK HOLDING COMPANY REGULATION. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. As such, the Company is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports and any additional information that the Federal Reserve Board may require. The Bank Holding Company Act imposes certain restrictions upon the Company regarding the acquisition of substantially all of the assets of, or direct or indirect ownership or control of any bank of which it is not already the majority owner, or, with certain exceptions, of any company engaged in nonbanking activities.

        The status of the Company as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

        The Federal Reserve Board must approve, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank, or the merger or consolidation by a bank holding company with another bank holding company. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed as of September 29, 1995. The effect of the repeal of these restrictions is that, subject to certain time and deposit base requirements, the Company may acquire a bank located in Maryland or any other state, and a bank holding company located outside of Maryland can acquire any Maryland-based bank holding company or bank.

        Unless it chooses to become a financial holding company, as further described below, a bank holding company generally is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking, or managing or controlling banks or furnishing services for its authorized subsidiaries. There are limited exceptions. A bank holding company may, for example, engage in activities that the Federal Reserve Board has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be "properly incident thereto." In making such a determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking include servicing loans, performing certain data processing services, acting as a fiduciary, investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

        Subsidiary banks of a bank holding company are subject to certain restrictions imposed by statute on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in their stock or other securities, and on taking such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. In 1997, the Federal Reserve Board adopted amendments to its Regulation Y, creating exceptions to the Bank Holding Company Act's anti-tying prohibitions that give bank subsidiaries of holding companies greater flexibility in packaging products and services with their affiliates.

        In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

        On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act ("GLBA"). Effective March 11, 2000, pursuant to authority granted under the GLBA, a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its depository institution subsidiaries must have achieved a rating of satisfactory or better with respect to meeting community credit needs.

         Pursuant to the GLBA, financial holding companies will be permitted to engage in activities that are "financial in nature" or incidental or complementary thereto, as determined by the Federal Reserve Board. The GLBA identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company will allow insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions. The Company does not intend at this time to become a financial holding company.

        The Federal Reserve Board imposes risk-based capital measures on bank holding companies in order to insure their capital adequacy. As a bank holding company with less than

$150,000,000 in assets, the Company is currently exempt from most of these risk-based capital measures. However, the Federal Reserve Board still requires that the Company remain adequately capitalized and have the ability to retire any debt within 25 years from the date it is incurred.

        STATE BANK HOLDING COMPANY REGULATION. The Company is now a Maryland-chartered bank holding company and will be subject to various restrictions on its activities as set forth in Maryland law, in addition to those restrictions set forth in federal law.

        Under Maryland law, an existing bank holding company that desires to acquire a Maryland state-chartered bank or trust company, a federally-chartered bank with its main office in Maryland, or a bank holding company that has its principal place of business in Maryland, must file an application with the Commissioner. In approving the application, the Commissioner must consider whether the acquisition may be detrimental to the safety and soundness of the entity being acquired or whether the acquisition may result in an undue concentration of resources or a substantial reduction in competition in Maryland. The Commissioner may not approve an acquisition if, on consummation of the transaction, the acquiring company, together with all its insured depository institution affiliates, would control 30% or more of the total amount of deposits of insured depository institutions in Maryland. The Commissioner has authority to adopt by regulation a procedure to waive this requirement for good cause. In a transaction for which the Commissioner's approval is not required due to an exemption under Maryland law, or for which federal law authorizes the transaction without application to the Commissioner, the parties to the acquisition must provide written notice to the Commissioner at least 15 days before the effective date of the acquisition.

         AmericasBank.
         -------------

         GENERAL. The Bank is a Maryland chartered trust company exercising the powers of a Maryland chartered commercial bank. The Bank does not exercise trust powers and its regulatory structure is the same as Maryland chartered commercial banks. The Bank is a member of the Federal Reserve System (a "state member bank") and its deposit accounts are insured by the Bank Insurance Fund of the FDIC. The Bank is subject to regulation, supervision and regular examination by the Commissioner and the Federal Reserve Board. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.

         The Commissioner is required to regularly examine each state chartered bank. The approval of the Commissioner is required to establish or close branches, to merge with another bank, to issue stock or to undertake many other activities. Any Maryland bank that does not operate in accordance with the regulations, policies and directives of the Commissioner is subject to sanctions. The Commissioner may under certain circumstances suspend or remove directors or officers of a bank who have violated the law, conducted a bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties.

        The GLBA authorizes expanded activities for state member banks, but requires (with the exception of underwriting municipal revenue bonds and other state and local obligations) that any expanded activities be conducted in a new entity called a "financial subsidiary" that is a subsidiary of the bank rather than the bank itself. A financial subsidiary may engage in any activities in which a financial holding company or a financial holding company's non-bank subsidiaries may engage, except that a financial subsidiary may not underwrite most insurance, engage in real estate development or conduct merchant banking activities. A financial subsidiary may be established through acquisition or DE NOVO. The Bank does not currently intend to establish a financial subsidiary.

         DIVIDENDS. A Maryland commercial bank may only pay dividends on its capital stock if such payment would not impair the bank's capital stock and surplus account. No dividends may be paid to stockholders of a bank if such dividends would deplete the Bank's capital or be deemed to be a safe or unsound practice.

         BRANCHES. With the approval of the Commissioner, bank branches may be established in any city or town in Maryland. In addition, Maryland-chartered commercial banks may operate automated teller machines at any of their offices or, with the Commissioner's approval, anywhere in Maryland. Maryland chartered commercial banks may also operate ATMs outside of Maryland if permitted to do so by the law of the jurisdiction in which the ATM is located.

         INTERSTATE BRANCHING AND ACQUISITIONS. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, interstate acquisitions of branches are permitted if the law of the state in which the branch is located permits such acquisitions. Maryland law allows for Maryland chartered financial institutions to be acquired by out of state banks, provided the home states of the acquiring institutions grant Maryland banks reciprocal rights.

         CAPITAL ADEQUACY GUIDELINES. The Federal Reserve Board and the FDIC have adopted risk based capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

                  State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets (a "Total Risk-Based Capital Ratio") of 8%. At least half of this amount (4%) should be in the form of core capital. These requirements apply to the Bank and will apply to the Company (as a bank holding company) once its total assets equal $150,000,000 or more, if it engages in certain highly leveraged activities or if it has publicly held debt securities.

         Tier 1 capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 capital), less goodwill and certain other intangibles. Tier 2 capital consists of the following: hybrid capital instruments, perpetual preferred stock which is not otherwise eligible to be included as Tier 1 capital, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one-to-four family residential real estate and certain seasoned multi-family residential real estate loans which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account risk characteristics.

         On February 17, 2000, the Federal Reserve Board, in conjunction with the other banking agencies, issued proposed changes to the risk based capital measures regarding recourse and direct capital measures. The proposal would amend the current measures to more closely align how recourse obligations, direct credit substitutes and securitized transactions are treated. Until finalized, it cannot be determined what, if any, impact the proposed changes will have on the Bank's operations.

         In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total average assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such a plan is deemed to be operating in an unsafe and unsound manner, and could be subject to a cease-and-desist order.

         Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the "FDIA") and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such a directive is enforceable in the same manner as a final cease-and-desist order.

         PROMPT CORRECTIVE ACTION. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for the institutions which it regulates. Under applicable regulations, a bank will be deemed to be:
(i) "well capitalized" if it has a Total Risk Based Capital Ratio of 10% or more, a Tier 1 Risk-Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk Based Capital Ratio of 8% or more, a Tier 1 Risk Based Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (3% under certain circumstances); (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8%, a Tier 1 Risk-Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6%, a Tier 1 Risk Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Currently, the Bank is "well capitalized" as determined by the applicable regulations.

        An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. The federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving the capital restoration plan, subject to extensions by the applicable agency.

        An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty is limited to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty expires after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, is subject to the restrictions contained in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

        A "critically undercapitalized institution" will be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or another appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarters after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators. In general, good cause is defined as capital which has been raised and is imminently available for infusion into the Bank except for certain technical requirements which may delay the infusion for a period of time beyond the 90 day time period.

        Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan;
(iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

        Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) the institution's obligations exceed its assets; (ii) there is substantial dissipation of the institution's assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution's capital, and there is no reasonable prospect of becoming "adequately capitalized" without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; or (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan.

        REGULATORY ENFORCEMENT AUTHORITY. Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

        OTHER POWERS. Maryland has enacted a parity act or so called "wild card" statute, the purpose of which is to place Maryland commercial banks on parity with national banks. Thus, any activity which may be engaged in by a national bank would also be available to a Maryland commercial bank. Some of these activities may require the prior approval of the Commissioner.

        COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the

Federal Reserve Board, the FDIC, the OCC or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. An institution's CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility, as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLBA. The CRA also requires all institutions to make public disclosure of their CRA ratings.

ITEM 2.      DESCRIPTION OF PROPERTY.

         The Company and the Bank's principal offices are located at 500 York Road, Towson, Maryland 21204, and its telephone number is (410) 823-0500. The 500 York Road property, which is owned by the Bank, contains approximately 2,700 square feet of retail banking space on the first floor, approximately 1,800 square feet of office space on the second floor and approximately 2,500 square feet of retail office space on the basement level. Until July 1997, the property had been utilized as a branch of Bank of America, which was then known as NationsBank. The Bank leases the basement level office space and approximately 700 square feet of the second floor office space for an annual aggregate rent of $31,000. AmericasBank Holding Company, a wholly owned subsidiary of the Company, purchased this property from NationsBank in December 1997 for $625,000. As part of the Conversion, AmericasBank Holding Company transferred the property to the Bank. This property and capital improvements had a book value of $612,000 as of December 31, 1999.

         The Bank operates one branch office located at 3621 East Lombard Street, Baltimore, Maryland 21224. This property, which is owned by the Company, contains approximately 2,000 square feet in a converted two-story rowhome that has been utilized as a bank since 1927. The Company purchased this property from Rushmore in December 1997 for $46,000 and the property had a book value of $40,000 as of December 31, 1999.
         .
ITEM 3.  LEGAL PROCEEDINGS.

         There are no pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject, nor are there proceedings known to the Company or the Bank to be contemplated by any governmental authority. There are no material proceedings known to the Company or the Bank, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or the Bank is a party adverse to the Company or the Bank or has a material interest adverse to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1999 to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         (a) To date, there has been no established active public trading market for the Company's Common Stock, although the Common Stock is quoted on the OTC Bulletin Board and reported in the National Daily Quotation Bureau "Pink Sheets" under the symbol "AMBB." There can be no assurance that an active public trading market will develop in the future.

         The following table shows, for the periods indicated, the high and low bid quotations per share of transactions in the Company's Common Stock as reported on the OTC Bulletin Board. The following prices represent inter-dealer prices without retail markups, markdowns or commissions and may not represent actual transactions.

         1998 Quarter Ended:                          High             Low
                  March 31, 1998                      --                --
                  June 30, 1998                       --                --
                  September 30, 1998                  $9.00             $9.00
                  December 31, 1998                   $7.00             $7.00

         1999 Quarter Ended:                          High             Low

                  March 31, 1999                      $7.00            $7.00
                  June 30, 1999                       $7.00            $7.00
                  September 30, 1999                  --               --
                  December 31, 1999                   $8.00            $5.00

         (b) The Company's Common Stock was held by approximately 276 holders of record as of March 20, 2000.

         (c) The Company has never declared cash dividends on its Common Stock. The Company initially expects to follow a policy of retaining any earnings to provide funds to operate and expand the Company. Consequently, there are no plans for any cash dividends to be paid on the Common Stock in the near future. The Company's ability to pay any cash dividends to its shareholders in the future will depend primarily on the Bank's ability to pay cash dividends to the Company. The payment of dividends by the Bank may be made only if the Bank is in compliance with certain applicable regulatory requirements governing the payment of dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The principal objective of this financial review is to provide a discussion and an overview of the financial condition and results of operations of the Company and the Bank for the years ended December 31, 1999 and 1998. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as other statistical information included elsewhere in this annual report. References to the Company in this discussion may include the Company and the Bank's consolidated operations.

         The Company was incorporated as a Maryland corporation on June 4, 1996, to become a one-bank holding company by acquiring all of the capital stock of the Bank, a federal stock savings bank, upon its formation. The Bank commenced business on December 1, 1997 and, on that date, acquired certain assets and assumed certain liabilities primarily related to the Baltimore, Maryland branch office of Rushmore Trust & Savings, FSB ("Rushmore"). The Company's only business activity since the Bank's formation has been the ownership and operation of the Bank.

         On September 20, 1999, the Bank converted from a federal stock savings bank to a Maryland chartered trust company exercising the powers of a commercial bank. As part of and contemporaneous with the conversion, the Bank opened an office in Towson, Maryland, which became the Bank's main office location, and the Bank's then sole location, in Baltimore City, Maryland, became a branch of the Bank. The Bank is a member of the Board of Governors of the Federal Reserve and its deposits are insured by the FDIC. The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Bank does not provide trust services.

         To acquire the regulatory capital necessary to convert to a Maryland chartered trust company and to obtain the regulatory approval necessary to open a Towson office, the Company commenced a second public offering (the "Offering") on October 9, 1998, of a minimum of 125,000 units and a maximum of 312,500 units at a price of $12.00 per unit, each unit consisting of one share of the Company's Common Stock and one Common Stock purchase warrant. The Offering terminated on March 31, 1999 and the Company sold 196,000 units in the Offering. After the payment of Offering expenses, the Company received approximately $2,113,000 of net offering proceeds.

         The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, several types of savings accounts, money market accounts and certificates of deposits. The Bank offers a full range of short- to medium-term commercial and personal loans and originates and holds or sells into the secondary market fixed and variable rate mortgage loans. The Bank also originates residential real estate construction loans. Beginning in 1999, the Bank refocused its lending strategy from one aimed toward long-term fixed-rate residential mortgage loans to a strategy focused on aggressively competing for quality commercial loans and adjustable rate residential mortgage loans.

         Other bank services include individual retirement accounts, safe deposit boxes (from its Towson location), travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank also participates in the HONOR Automatic Teller Machine Network at locations throughout the United States.

OVERVIEW

         The Company experienced a loss of approximately $598,000 for the year ended December 31, 1999, which was an increase from the $432,000 loss incurred for the year ended December 31, 1998. During 1999, total assets grew approximately 25%, from $12,077,000 to $15,101,000, total loans grew approximately 28% from $6,688,000 to $8,595,000 and total deposits grew approximately 17% from $9,262,000 to $10,824,000.

         For the year ended December 31, 1999, the Company's return on assets (net loss divided by average total assets) was (4.16%), its return on equity (net loss divided by average equity) was (15.27%), and its equity to assets ratio (average equity divided by average total assets) was 27.27%. For the year ended December 31, 1998, the Company's return on assets was (3.76%), its return on equity was (16.05%), and its equity to assets ratio was 23.43%.

         Management attributes the loss in 1999 to expenses associated with the conversion of the Bank from a federal stock savings bank to a Maryland chartered trust company exercising the powers of a commercial bank and the opening of the Towson office, expenses resulting from delays in obtaining regulatory approvals to consummate the conversion and to open the Towson office, and the inability to invest the Offering proceeds and the cash generated from new deposits into assets yielding sufficiently high rates of return. To a degree, the inability to invest the Offering proceeds into sufficiently high yielding assets was the result of limitations on the types of loans that the Bank was permitted to make as a result of the Bank's savings bank charter. Delays in obtaining regulatory approvals to consummate the conversion and to open the Towson office were primarily the result of the time it took to raise sufficient capital in the Offering and regulatory delays that generally were outside the control of management.

         During 1999, management incurred approximately $152,000 in expenses related to the conversion and the opening of the Towson office, including legal and regulatory expenses, promotional and marketing expenses and pre-opening employee expenses. During 1999, the Bank hired three new management employees, including a senior credit officer and chief financial officer, to support the Bank's larger operations from two offices, at a total expense in 1999 of approximately $99,000. However, because the Towson office did not open until September 1999, the Company was not able to offset the costs of these management employees, or the costs of the conversion and the opening of the Towson office, with revenues from the Towson office.

         Management believes that as a result of the conversion, the opening of the Towson office and the refocused lending strategy, it will be able to operate profitably in the near term, although there can be no assurance that this will be the case.

NET INTEREST INCOME / MARGINS

         Net interest income, the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is a function of several factors, including changes in the volume and mix of interest-earning assets and funding sources and market interest rates. While management policies influence these factors, external forces, including customer needs and demands, competition, the economic policies of the federal government and the monetary policies of the Federal Reserve Board, are also important.

         The following table sets forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

Average Balances - Yields and Rates(1)

                                                          Year Ended                                  Year Ended
                                                       December 31, 1999                           December 31, 1998
                                            ----------------------------------------  --------------------------------------------

                                                Average        Income/     Yield/         Average        Income/        Yield/
Assets:                                         Balance        Expense      Rate          Balance        Expense         Rate
                                                -------        -------      ----          -------        -------         ----

Loans receivable (net of unearned income)
(2)                                               $ 7,484,000   $ 657,000     8.78%        $ 6,573,000     $ 597,000        9.08%

Mortgage backed securities                          1,328,000      84,000     6.33%             72,000         5,000        6.94%
Federal funds sold                                  3,265,000     164,000     5.02%          2,899,000       159,000        5.48%

Money market accounts                                 813,000      45,000      5.54%           548,000        26,000        4.74%
Other earning assets                                  126,000       8,000      6.35%            54,000         4,000        7.41%
                                                  -----------    ---------     -----          ----------    ----------      -----

Total earning assets(4)                            13,016,000     958,000     7.36%         10,146,000       791,000        7.79%


Allowance for loan losses                            (110,000)                                 (69,000)
Cash and due from banks                               443,000                                  185,000
Property and equipment, net                           783,000                                  744,000
Other assets                                          231,000                                  478,000
                                            -----------------                         ----------------

Total assets                                     $ 14,363,000                             $ 11,484,000
                                            =================                         ================

Liabilities and stockholders' equity:

Savings                                          $ 6,947,000    $ 305,000     4.39%       $  6,522,000     $ 292,000        4.48%

Money market                                          80,000        2,000     2.50%             62,000         1,000        1.61%
Certificates of deposit                            2,267,000      122,000     5.38%          1,486,000        79,000        5.32%


Other Borrowings                                       17,000       2,000    11.76%                  -            -           N/A
                                                  -----------    ---------   -----          ----------    ----------        -----
Total interest-bearing liabilities                  9,311,000     431,000     4.63%          8,070,000       372,000        4.61%
Demand deposits                                       713,000                                  479,000            -
Other liabilities                                     422,000                                  244,000
Stockholders' equity                                3,917,000                                2,691,000
                                            -----------------                         ----------------

Total liabilities and stockholders' equity       $ 14,363,000                             $ 11,484,000
                                            =================                         ================

Interest rate spread (Average rate
earned less average rate paid)                                                2.73%                                         3.18%

Net interest income (Interest earned less interest paid)        $527,000                              $ 419,000
                                                              ===========                             =========

Net interest margin (Net interest
income/average interest earning
assets)                                                                       4.05%                                         4.12%


(1) For the year ended December 31, 1999, average balances were calculated using daily averages. For the year ended December 31, 1998, average balances were calculated using month end averages, as daily averages were not available.
(2) Loans on non-accrual status are included in the calculation of average balances.
(3) From inception through December 31, 1999, the Bank made no loans or investments that qualify for tax-exempt treatment and, accordingly, had no tax-exempt income.

         Net interest income increased to $527,000 for the year ending December 31, 1999, as compared to $419,000 for 1998. This increase was primarily the result of growth in average interest-earning assets during 1999 of $2,870,000 or 28.2%. The primary source of this growth was approximately $2,113,000 of net proceeds from the Offering.


         The Company's net interest margin, which is the Company's net interest income divided by average interest earning assets, decreased in 1999 as compared to 1998 from 4.12% to 4.05%. The margin decreased because of some attrition of the higher yielding loans within the fixed rate mortgage portfolio as a result of downward pressure on mortgage interest rates during the first half of 1999, and the inability to invest the Offering proceeds and the cash generated from new deposits into assets yielding sufficiently high rates of return. Management believes that its refocused lending strategy on commercial loans and adjustable rate mortgage loans will reduce the Bank's dependence on its fixed rate mortgage loan portfolio as a source of interest income.
Generally, commercial loans have adjustable interest rates.


         The following table and the related discussion of interest income and interest expense provides further analysis of the increase in net interest income during 1999.

                                               YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED
                                                                DECEMBER 31, 1998
                                             ---------------------------------------------------------
                                                                        DUE TO VARIANCE CHANGE IN
                                                                     ---------------------------------
                                                NET INCREASE           AVERAGE
                                                 (DECREASE)             VOLUME         AVERAGE RATE
                                             ---------------------------------------------------------

INTEREST EARNING ASSETS:

  Loans                                              $  60,000          $ 80,000            $(20,000)
  Investment securities and

      Securities available for sale                    102,000            92,000              10,000

  Federal funds sold                                     5,000            20,000             (15,000)

                                             -------------------     -------------    ----------------
      Total                                            167,000           192,000             (25,000)


INTEREST BEARING LIABILITIES:


  Deposits                                             57,000             56,000           1,000


  Other borrowings                                      2,000              2,000            -

                                             -------------------     -------------    ----------------

      Total                                            59,000             58,000           1,000

                                             ===================     =============    ================
NET INTEREST INCOME (1)                              $108,000          $134,000            $(26,000)
                                             ===================     =============    ================

       (1) The change in interest income and expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.


INTEREST INCOME / INTEREST EXPENSE
----------------------------------

         Interest income increased to $958,000 for the year ended December 31, 1999 from $791,000 for the year ended December 31, 1998, primarily as the result of increases in the average volume of loans and investments. The increase in average volume was the result of the Company's receipt of approximately $2,113,000 from Offering, as well as growth in the Company's average deposits from $8,549,000 in 1998 to $10,007,000 in 1999.

         Interest income on loans receivable increased to $657,000 for the year ended December 31, 1999 as compared to $597,000 for the year ended December 31, 1998, and average loans receivable, net of unearned income, increased to $7,484,000 for 1999 as compared to $6,573,000 for 1998. These increases were primarily the result of growth in the Company's commercial loan portfolio, which increased from $912,000 as of December 31, 1998 to $2,773,000 as of December 31, 1999. The positive contribution to interest income from the commercial loans was mitigated by the refinancing of some the Bank's higher yielding fixed rate mortgage loans. The net effect was a decline in the yield on loans receivable from 9.08% in 1998 to 8.78% in 1999.


         Interest income on investments increased to $301,000 for the year ended December 31, 1999 as compared to $194,000 for the year ended December 31, 1998. This increase was primarily the result of an increase in average mortgage backed securities, which increased from $72,000 in 1998 to $1,328,000 in 1999, with a resulting increase in interest income on mortgage backed securities from $5,000 for the year ended December 31, 1998 to $84,000 for the year ended December 31, 1999. Average federal funds sold and money market accounts also increased during 1999 to $4,078,000 as compared to $3,447,000 for 1998, and interest from these two investments increased to $209,000 for the year ended December 31, 1999 as compared to $185,000 for the year ended December 31, 1998. However, notwithstanding these volume increases, downward pressure on interest rates during 1999 drove down the yield on many of the Company's investments. The counterbalance of increasing the volume of investments in higher yielding assets, albeit at declining yields, served to hold the net yield on investments relatively stable at 5.44% in 1999 from 5.42% in 1998.


         Interest expense increased to $431,000 for the year ended December 31, 1999 from $372,000 for the year ended December 31, 1998, primarily as the result of increases in the average volume of deposits. The volume increase accounted for substantially all of the increase in interest expense as the cost of these funds generally held stable at 4.63% for 1999 as compared to 4.61% for 1998.


COMPOSITION OF LOAN PORTFOLIO

         Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. During 1999, average total loans were $7,484,000 and constituted 57.5% of average earning assets and 52.1% of total average assets for the same period. During the year ended December 31, 1998, average loans were $6,573,000 and constituted 64.8% of average earning assets and 57.2% of average total assets. Thus, average total loans increased in 1999 by $911,000 or 13.9% over 1998, but average total loans as a percentage of average earning assets and as a percentage of total average assets decreased in 1999 as compared to 1998. This decrease was the result of the inability to invest the Offering proceeds and the cash generated from new deposits into new loans. Management believes that, as a result of the Bank's conversion to a Maryland chartered trust company exercising the powers of a commercial bank and the removal of certain restrictions on the types of loans that the Bank is permitted to make, this negative trend will reverse itself in 2000 or 2001. For a discussion of factors which may preclude the Bank from being able to reverse this negative trend, see the discussion below under the heading "Forward Looking Statements."

         The following table sets forth the composition of the Bank's loan portfolio as of the dates indicated.

                                                         DECEMBER 31, 1999                  DECEMBER 31, 1998
                                                       BALANCE          % MIX             BALANCE          % MIX
                                                       -------          -----             -------          ------
 Loan Portfolio Composition:

    Real estate - first mortgages               $ 4,768,000               54.0%        $  4,817,000         67.9%

    Real estate construction                        250,000                2.8%             685,000          9.7%

    Commercial - real estate secured              2,639,000               29.9%             912,000         12.9%
    Real estate - second mortgages and
      home equity                                   519,000                5.9%             389,000          5.5%
    Commercial - not real estate
      secured                                       134,000                1.5%                   -          0.0%

    Consumer                                        470,000                5.3%             244,000          3.4%

    Unamortized loan premium                         43,000                0.6%              46,000          0.6%
                                                 -----------              -------           --------        ------


     Total Loans Receivable                       8,823,000              100.0%           7,093,000        100.0%


    Allowance for Loan Losses                      (139,000)                                (85,000)
    Undisbursed portion of
      construction loans                           (228,000)                               (405,000)
                                                  ------------------              -------------------

     Net Loans Receivable                       $ 8,456,000                               $6,603,000
                                                  ==================              ===================


         The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rate, for the Bank's loan portfolio at December 31, 1999. Some of the loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of future cash collections.



                                                           As of December 31, 1999
                                     Up to one year     One to five years    Over five years   Total
                                     --------------     -----------------    ---------------   -----

Loans (a)
Real estate - first mortgages     $ 399,000             $  536,000            $ 3,764,000       $ 4,699,000
Real estate - second   mortgages
    and home equity                 514,000                  5,000                    --            519,000
Commercial - real estate secured  1,794,000                718,000                127,000         2,639,000
Consumer                             32,000                251,000                187,000           470,000
Real estate construction, net        22,000                     --                     --            22,000
Commercial - not real estate
     secured                        134,000                     --                     --           134,000
                                  ---------             ---------               --------         ---------

Total                            $2,895,000            $ 1,510,000            $ 4,078,000      $  8,483,000
                                  =========            ===========            ===========      ============

Fixed interest rate              $1,688,000            $ 1,510,000            $ 4,078,000      $ 7,276,000
Variable interest rate            1,207,000                      -                      -        1,207,000
                                  ----------            ----------              ---------      -----------

Total                          $  2,895,000           $  1,510,000            $ 4,078,000      $  8,483,000
                                 ============           ===========           ===========     =============

(a) Excludes non-accrual loans ($69,000) and unamortized loan premium ($43,000).

The scheduled repayments as shown above are reported in the maturity category in which the payment is due, except for the adjustable rate loans, which are reported in the period of repricing.

         The Bank's loan portfolio composition as of December 31, 1999 reflects a concentration in long-term fixed rate mortgage loans. Only $1,207,000 or approximately 14% of the Bank's loans have adjustable rates. Interest rates on variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, the interest earned on the variable rate loans would improve, and if rates were to fall, the interest earned would decline. See "- Liquidity and Interest Rate Sensitivity."

ALLOWANCE FOR LOAN LOSS

         The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past-due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

         The Bank uses a loan grading system where all loans are graded based on management's evaluation of the risk associated with each loan. Based on the loan grading, a factor is applied to the loan balance to reserve for potential losses. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions.

         At December 31, 1999, the allowance for loan losses was 1.61% of total loans, which is considered by management to be sufficient to address the credit risk in the current loan portfolio.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                                                Year Ended                Year Ended
                                                            December 31, 1999          December 31, 1998
                                                            -----------------          -----------------
Allowance for loan losses, beginning of period          $        85,000           $      52,000
   Loans charged off                                                ---                     ---
   Recoveries                                                       ---                     ---
      Net loans charged off                                         ---                     ---
Provision for loan losses                                        54,000                  33,000
                                                               --------            -------------
Allowance for loan losses, end of period                   $    139,000            $     85,000
                                                           ============            =============
Loans (net of premiums and discounts):
Period-end balance                                           $8,595,000                 $6,688,000
Average balance during period                                $7,484,000                 $6,573,000
Allowance as percentage of period-end loan balance                 1.61%                      1.27%
Percent of average loans:
   Provision for loan losses                                       0.72%                      0.50%
   Net charge-offs                                                  ---                        ---


         The following table summarizes the allocation of allowance by loan type at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.



                                               As of December 31, 1999                 As of December 31, 1998
                                              -----------------------                 -----------------------
                                                             Percent of                              Percent of
                                              Amount          Total                   Amount           Total
                                              ------         ----------               ------          ---------
Commercial - real estate secured                $36,000            25.90%            $ 12,000            14.12%
Real estate - first mortgages                    81,000            58.27               63,000            74.12
Real estate - second mortgages and home           9,000             6.47                4,000             4.72
equity
Consumer                                         10,000             7.19                3,000             3.52
Real estate construction                          1,000             0.72                3,000             3.52

Commercial - not real estate secured              2,000             1.45                  --                --
                                              ---------       -----------             --------         ----------

Total                                          $139,000            100.00%            $ 85,000           100.00%
                                               ========       ===========             ========         ==========


NONPERFORMING LOANS AND OTHER DELINQUENT ASSETS

         Management performs reviews of all delinquent loans. Management generally classifies loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in the Bank no longer accruing interest on such loan and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. The Bank recognizes interest on non-accrual loans only when received.

         Any property acquired by the Bank as a result of foreclosure on a mortgage loan will be classified as "real estate owned" and will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for loan losses. Upon foreclosure, the Bank generally will require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of December 31, 1999, the Bank held no real estate acquired as a result of foreclosure.

         The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated. As of the dates indicated, the Bank had no loans which are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15.



                                                                 December 31,            December 31,
                                                                     1999                    1998
                                                                    ------                  ------

Loans accounted for on a non-accrual basis                           $69,000                 $93,000
Accruing loans delinquent 90 days or more as to principal
or interest                                                              ---                    ---
Real estate owned                                                        ---                    ---
                                                                      -------                -------
Total non-performing loans                                            $69,000                $93,000
                                                                      =======                =======
Non-performing loans to total loans                                      0.80%                  1.39%


         As of December 31, 1999, the Company's non-accruing loans consisted of four real estate loans secured by first mortgages on residential properties. As of February 29, 2000, collection efforts resulted in payment in full of all delinquent amounts on all four loans, including collection costs.

         For the year ended December 31, 1999 and the year ended December 31, 1998, gross interest income of $5,000 and $4,000, respectively, would have been recorded by the Bank on loans accounted for on a non-accrual basis if the loans had been current throughout the respective periods. There was no interest on such loans included in income during the respective periods.

         A loan is determined to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of minimum delay in payment if the Company expects to collect all amounts due, including interest past due. The Bank considers payments which are less than 90 days late to be a minimum delay in the payment terms.

         The Bank has adopted the provisions of Statements of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of Loan," as amended by Statements of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure," effective January 1, 1995. SFAS 114 and SFAS 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for credit losses. The Bank considers consumer loans as homogenous loans and thus does not apply the SFAS 114 impairment test to these loans. Impaired loans will be written off when collection of the loan is doubtful.

         The Bank had no impaired loans as of December 31, 1999 or December 31, 1998.

         As of December 31, 1999, the Bank did not have any loans in its portfolio which were not accounted for on a non-accrual basis or as accruing loans delinquent 90 days or more as to principal or interest with respect to which known information about possible credit problems of the borrowers or the cash flow of the security has caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of the loans in the non-performing asset categories.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities maturing within one year and available for sale securities. As of December 31, 1999, the Company had $3,766,000 in cash and short term investments and $497,000 in available for sale securities. As of December 31, 1998, the Company had $3,088,000 in cash and short term investments and $586,000 in available for sale securities. Fluctuations in the deposit levels of the Bank's customers would result in corresponding fluctuations in the Company and the Bank's liquidity position. In addition, although the Bank has not done so to date, the Bank is eligible to borrow funds from the Federal Home Loan Bank of Atlanta, which serves as a reserve credit capacity for its members.

         The primary objective of asset/liability management is to ensure the steady growth of the Company and the Bank's primary earnings component, net interest income. Net interest income can fluctuate with significant interest rate movements. To lessen the impact of these rate swings, management will endeavor to structure the Company and the Bank's balance sheets so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitutes interest rate sensitivity.


         The measurement of the Company and the Bank's interest rate sensitivity, or "gap," is one of the principal techniques used in asset/liability management. The interest sensitive gap is the dollar difference between assets and liabilities which are subject to interest-rate pricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.

         The following table sets forth the amount of the Company and the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 1999, which are expected to mature or reprice in each of the time periods shown:

                                      Maturity and Rate Sensitivity Analysis


                                                                Maturity or  Maturity or   Maturity or  Maturity or
                                                                 Repricing    Repricing     Repricing    Repricing
                                                     Percent      Within        Within       Within        Over
                                          Amount     of Total   0-3 Months   4-12 Months    1-5 Years     5 Years
                                          ------     --------  -----------  -----------    ----------   ---------
Interest-earning assets
   Loans receivable(1)                  $  8,483,000    63.82%  $ 2,492,000  $   403,000   $ 1,510,000   $ 4,078,000
   Mortgage backed securities              1,458,000    10.97           ---          ---     1,104,000       354,000
   Money market accounts                      37,000     0.28        37,000          ---           ---          ---
   Federal funds sold                      3,008,000    22.63     3,008,000          ---           ---          ---
   Other earning assets                      306,000     2.30          ---           ---           ---       306,000
                                            --------    -----   -----------  -----------  ------------   -----------

Total interest-earning assets            $13,292,000   100.00%  $ 5,537,000  $   403,000   $ 2,614,000   $ 4,738,000
                                         ===========   =======  ===========  ===========  ============   ===========
Interest-Bearing Liabilities:

   Savings & money markets                $7,597,000   75.30%   $ 7,597,000  $       ---   $       ---   $       ---
   Certificates of deposit and other
   time deposits                           2,492,000   24.70        345,000      559,000     1,588,000           ---
                                          ----------  ------     ----------  -----------   -----------   -----------

Total interest-bearing liabilities       $10,089,000  100.00%   $ 7,942,000  $   559,000   $ 1,588,000   $       ---
                                         ===========  =======   ===========  ===========   ===========   ===========
Periodic repricing differences
(periodic gap)                                                  $(2,405,000) $  (156,000)  $ 1,026,000   $ 4,738,000
                                                                ===========  ===========  ============   ===========
(cumulative gap)                                                $(2,405,000) $(2,561,000) $ (1,535,000)  $ 3,203,000
                                                                ===========  ===========  ============   ===========
Ratio of rate sensitive assets to rate
sensitive liabilities                                                 69.72%       69.87%        84.79%       131.75%

       (1) Excludes non-accrual loans ($69,000) and loan premiums ($43,000).

         As indicated by the table, the Company was liability sensitive through the five year period but asset sensitive over five years. A financial institution generally will benefit from decreasing market rates of interest when it is liability sensitive and increasing market rates of interest when it is asset sensitive. However, since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

         As indicated by the above table, a significant amount of the Company's interest-earning assets consist of fixed rate, long-term loans while the Company's interest-bearing liabilities consist primarily of variable rate short-term accounts. Since the interest-earning assets will mature more slowly than the interest-bearing liabilities, the net portfolio value and net interest income will tend to decrease during periods of rising interest rates, but will tend to increase during periods of falling interest rates. In addition, many of the Company's loans acquired from Rushmore were made prior to the current documentation requirements of GNMA, FNMA or

FHLMC and, therefore, such loans may not be able to be resold in the secondary market. During periods of rising interest rates, the Company's inability to resell certain of the loans acquired from Rushmore in the secondary market could have a material adverse effect on the Company's net portfolio value and its net interest income.

         Management continually seeks to improve the interest rate sensitivity of the Company's interest earning assets. Management meets periodically to monitor and manage the structure of the Company's balance sheet, control interest rate exposure, and evaluate pricing strategies. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities could include structuring loans with rate floors and ceilings on variable rate notes and by providing for repricing opportunities on fixed rate notes. Management believes that a lending strategy focusing on commercial loans will best facilitate the goal of minimizing interest rate risk through the origination of variable rate and short term fixed rate products. The Company's investment portfolio, including federal funds sold, probably provides the most flexible and fastest control over rate sensitivity since it generally can be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired although competitive factors sometimes make control over deposits difficult.

         In theory, interest rate risk can be diminished by maintaining a nominal level of interest rate sensitivity. In practice, this is made difficult by a number of factors, including cyclical variation in loan demand, different impacts on interest-sensitive assets and liabilities when interest rates change, and the availability of funding sources. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company.

INVESTMENT PORTFOLIO

         The investment portfolio consists of investment securities and securities available-for-sale. Investment securities are those securities that the Company has the positive intent and ability to hold to maturity and are recorded at amortized cost. Securities available-for-sale are those securities which the Company intends to hold for an indefinite period of time but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors.

         While mortgage-backed and related securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect the value of the securities. Specifically, investments in mortgage-backed and related securities involve risks that actual prepayments may exceed prepayments estimated over the life of the security, which may result in a loss of any premiums paid for such securities and thereby reduce their net yield. Conversely, if interest rates increase, the market value of such securities may be adversely affected.

         The following table sets forth the components of the investment portfolio as of December 31, 1999 and December 31, 1998


                                                   1999                                   1998
                                    ------------------------------------ ----------------------------------------
                                       INVESTMENT        SECURITIES         INVESTMENT           SECURITIES
                                       SECURITIES     AVAILABLE-FOR-SALE    SECURITIES       AVAILABLE-FOR-SALE
                                    ----------------- ------------------ ------------------  --------------------
Mortgage-backed securities             $  998,000       $     460,000         $  442,000          $      ---
Investment in Federal Home
    Loan Bank Stock                           ---              57,000               ---               54,000
Investment in Federal
    Reserve Bank Stock                        ---             249,000               ---                  ---
Money Market Accounts
                                              ---              37,000               ---              586,000
                                    ----------------- ------------------ ------------------  --------------------


                                       $  998,000       $     803,000         $  442,000         $  640,000
                                    ================= ================== ==================  ====================

         The Company's investment strategy was restricted during much of 1999 under the regulatory authority of the OTS to mortgage backed securities. Conversion to a Maryland chartered trust company exercising the powers of a commercial bank has afforded the Bank greater options with regard to the scope of potential investments. However, from September 20, 1999 (the effective date of the conversion) to December 31, 1999, the Bank did not actively seek to purchase any additional investments.

         The money market investment, which had been held by the Company during 1998, was conveyed to the Bank in September 1999 as part of the conversion and reinvested by the Bank in federal funds.

         The following table sets forth information regarding the scheduled maturities and weighted average yields for the Bank's investment securities as of December 31, 1999:



                                                      Over one year             Over five years
                              One year or    Average  but less than    Average  but less than   Average      Over ten      Average
                                 less         Yield    five years       Yield     ten years      Yield        years         Yield
                                 ----         -----    ----------       -----     ---------      -----        -----         -----

Securities available for sale

Mortgage-backed               $        -          -    $  460,000        6.68%  $         -            -   $        -

Money markets                     37,000       4.38%            -           -             -            -            -            -
                                                                                                                              7.57%
FHLB stock                             -          -             -           -             -            -       57,000

Federal Reserve stock                  -          -             -           -             -                   249,000         5.32%
                              ----------       ----    ----------   ---------    ----------   ----------   ----------    ---------
Total available for sale      $   37,000          -       460,000           -             -            -   $  306,000            -
                              ----------               ----------                ----------                -----------

Securities held to maturity


Mortgage-backed                        -          -       644,000        6.24%      354,000        6.40%   $        -            -
                              ----------               ----------                ----------           -    ----------
Total held to maturity                 -          -       644,000           -       354,000           -             -            -
                              ----------               ----------                ----------                ----------

Total securities              $   37,000          -    $1,104,000           -    $  354,000           -    $  306,000            -
                              ==========               ==========                ==========                ==========

SOURCES OF FUNDS

         Deposits are the primary source of the Bank's funds for use in lending, investment activities and other general business purposes. In addition to deposits, the Bank may obtain funds from advances from the Federal Home Loan Bank of Atlanta and other borrowings. In 1999, the Company also received approximately $2,113,000 in net proceeds from the Offering.

         The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of checking accounts, several types of savings accounts (including statement savings, passbook deposit, insured investment and Christmas Club accounts), money market accounts and certificates of deposit. As of December 31, 1999, the Bank had not used brokers to obtain deposits.

         Average interest-bearing liabilities increased $1,241,000 or 15.4 %, to $9,311,000 in 1999, from $8,070,000 in 1998. Average interest-bearing deposits increased $1,224,000, or 15.2%, to $9,294,000 in 1998, from $8,070,000 in 1998.
These increases resulted from increases in all categories of interest-bearing deposits, primarily as a result of management's continued promotional efforts to grow a customer base for the Towson office. At December 31, 1999, total deposits were $10,824,000, compared to $9,262,000 at December 31, 1998, an increase of 16.9%. The Company's loan to deposit ratio was 79.4% at December 31, 1999 and 72.2% at December 31, 1998. The Bank ratio of average loans to average deposits in 1999 was 74.8% as compared to 76.9% for 1998.
These percentages are considered acceptable by management.

         The following table details the average amount and the average rate paid on the following deposit categories of the Bank for the periods indicated. The average balances for 1998 were calculated using month end balances as daily averages were not available for that period.

                                         Year Ended                                  Year Ended
                                     December 31, 1999                             December 31, 1998
                                  Average            Percent                   Average    Percent
                                  Balance           of Total  Rate            Balance     of Total   Rate
                                  -------           --------  ----            -------     --------   ----
Deposits:


Demand                         $        713,000        7.1%  0.00%             479,000       5.6%    0.00%
                               ----------------       -----  -----            --------      ----    -----

Savings                               6,947,000       69.4%  4.39%           6,522,000      76.3%    4.48%

Money Market                             80,000        0.8%  2.50%              62,000       0.7%    1.61%

Certificates of Deposit               2,267,000       22.7%  5.38%           1,486,000      17.4%    5.32%
                               ----------------       -----  -----           ----------     -----    -----
Total interest bearing                9,294,000       92.9%  4.62%           8,070,000      94.4%    4.61%
deposits                       ----------------       -----  -----           ----------     -----    -----

Total deposits                   $   10,007,000        100%  4.29           $8,549,000       100%    4.35%
                                 ==============        ===   ====           ==========       ===     ====


         The maturity distribution of the Bank time deposits over $100,000 as of December 31, 1999 is shown in the following table.


                               Within three  After three through
                                  months        twelve months    After twelve months
                                  ------        -------------    -------------------
Certificates of deposit of
$100,000 or more                       $0               $0            $410,000
                                  =======         ========            ========


         Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than the remainder of the Bank's deposits.

NONINTEREST INCOME

         Noninterest income for the year ended December 31, 1999 was $70,000, compared to $42,000 for the year ending December 31, 1998. In August 1999, management reviewed and increased many of the fees charged for bank services as well as the fees for returned checks and overdrafts. Management maintained an aggressive position with respect to limiting the amount of fees waived during 1999, as had been the policy throughout 1998. The volume of average deposits also increased in 1999 to $10,007,000 from $8,549,000 in 1998. The combination of increased fees and the increase in fee generating transactions (as a result of the increase in average deposits) accounted for most of the increase in noninterest income for 1999.

NONINTEREST EXPENSE

         Noninterest expenses increased from $727,000 for the year ended December 31, 1998 to $1,141,000 for the year ending December 31, 1999. This increase was primarily the result of approximately $152,000 in expenses related to the conversion of the Bank from a federal stock savings bank to a Maryland chartered trust company exercising the powers of a commercial bank and the opening of the Towson office, including legal and regulatory expenses, promotional and marketing expenses and pre-opening employee expenses for five branch personnel. In addition, during 1999, the Bank hired a senior credit officer, a chief financial officer and an administrative assistant at a total expense in 1999 of approximately $99,000. In all, employee related expenses increased approximately $313,000 during 1999. Going forward, the Bank will continue to incur increases in its non-interest expense as the Bank's infrastructure grows. Such increased expenses may include, without limitation, increases in insurance, data processing, utilities and maintenance. The Company also incurred approximately $10,000 in "Year 2000" computer related expenses during 1999, as further discussed below under the heading "Year 2000 Issue."

CAPITAL RESOURCES

         The Company's consolidated stockholders' equity was $3,889,000 as of December 31, 1999 and $2,379,000 as of December 31, 1998, representing an increase of $1,510,000 or 63.5%. The growth of stockholders equity was the result of the Offering, which was offset by the Company's loss of $598,000 for the year.

         The tables below present the Company's capital position relative to its various minimum regulatory capital requirements as of December 31, 1999. For a discussion of these capital requirements, see "Item 1 Description of Business - Supervision and Regulation - AmericasBank - Capital Adequacy Guidelines."


                                                ----------------------------------------------------
                                                              Leverage Capital Ratio
                                                ----------------------------------------------------

                                                                               Percent of average
                                                         Amount                      assets
                                                -------------------------     ----------------------

Tier 1 capital (1)                                   $   3,755,000                    26.1%
Tier 1 leverage ratio requirement                          718,000                     5.0

                                                -------------------------     ----------------------
Excess                                                $  3,037,000                    21.1%
                                                ===================                   =====

Average total assets                                  $14,363,000
                                                ===================


                                                ----------------------------------------------------
                                                              Risk-Based Capital Ratio
                                                ----------------------------------------------------

                                                                                   Percent of
                                                         Amount               Risk-Weighted Assets
                                                -------------------------     ----------------------

Tier 1 capital (a)                                $      3,755,000                    44.8%
Risk-based Tier 1 capital requirement                      335,000                     4.0

                                                -------------------------     ----------------------
Excess                                            $      3,420,000                    40.8%
                                                  =================                   =====

Tier 1 Capital (a)                                $      3,755,000                    44.8%
Tier 2 Capital (b)                                         139,000                     1.7
                                                -------------------------     ----------------------

Total risk-based capital                                 3,894,000                    46.5%
Risk-based capital requirements                            670,000                     8.0
                                                -------------------------     ----------------------

Excess                                             $     3,224,000                    38.5%
                                                   ================                   =====

Risk-weighted assets                               $     8,379,000
                                                   ===============


(a)      Tier 1 capital is comprised of the following as of December 31, 1999

                  GAAP capital                                 $3,889,000
                  Less intangible assets                         (134,000)
                                                               ----------
                                                               $3,755,000
                                                               ==========

(b) Tier 2 capital is comprised of the allowance for loan loss, limited to 25% of gross risk weighted assets or $2,095,000.

YEAR 2000 ISSUE

         During 1999, management completed the process of preparing for the Year 2000 date change. This process involved identifying date recognition problems in computer systems, software and other operating equipment, working with third parties to address their Year 2000 issues, primarily the Bank's data processing vendor, and developing contingency plans to address potential risks in the event of Year 2000 failures.

         To date, the Bank has successfully managed the transition. Although considered unlikely, unanticipated problems in the Bank's data processing system, problems associated with non-compliant third parties and disruptions to the economy in general, could still occur. Management will continue to monitor these issues throughout 2000 to address any issues and ensure all processes continue to function properly.

         During 1999, the Bank incurred direct expenses of approximately $10,000 associated with Year 2000 compliance, primarily as a result of software upgrades, fees to the Bank's data processing company to satisfy testing requirements for regulators and printing costs associated with disclosures to customers. In addition to the direct costs, indirect costs were also incurred. These indirect costs consisted principally of the time devoted by existing employees in monitoring the data processing firm's progress, testing the data processing system products, and implementing any necessary contingency plans.

IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

FORWARD LOOKING STATEMENTS

         Part I and Part II of this annual report include "forward-looking statements." These statements use words such as "may," "will," "expect," "anticipate," "plan," "estimate" or similar words, and they discuss future expectations, projections of financial results or strategies that are subject to risks and uncertainties. The Company's actual results and the actual outcome of the Company's expectations and strategies could be different from what has been described in this annual report because of these risks and uncertainties. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty.

         Limited Operating History; History of Losses. Both the Company and the Bank are recently formed and have limited operating histories. Because the Company's primary asset is the capital stock of the Bank, the Company's operating results and financial position are dependent upon the operating results and financial position of the Bank. For the years ended December 31, 1999 and 1998, the Company incurred net losses of $598,000 and $432,000, respectively, and management expects that the Bank will continue to incur losses as the Bank attempts to implement its refocused lending strategy. Many factors could adversely affect the Company's short and long term operating performance, including the failure to implement the refocused lending strategy, unfavorable economic conditions, increased competition, loss of key personnel and government regulation.

         Risks Related to Commercial Lending. The Bank's loan portfolio is principally comprised of long-term fixed-rate residential mortgage loans. Management has determined to refocus the Bank's lending strategy and to compete aggressively for quality commercial loans and adjustable rate residential mortgage loans.

         While commercial loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, they generally carry a higher degree of credit risk than residential mortgage loans. Consequently, the diversification of the Bank's loan portfolio may adversely alter its risk profile. Moreover, provisions for loan losses may increase in the future as management implements its new strategy.

         Commercial loans for the purchase of commercial real estate are generally larger and present a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or in the economy.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In general, the Bank will attempt to limit this risk by requiring that all of its commercial business loans are secured by the real property where the business is located or by the personal residences of the business' owners.

         Impact of Interest Rate Volatility on Deposits. The Bank's results of operations depend to a large extent on the Bank's "net interest income," which is the difference between the interest expense incurred in connection with the Bank's interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from its interest-earning assets, such as loans and investment securities. Volatility in interest rates can result in the flow of funds away from financial institutions of the type similar to the Bank and into direct investments, such as corporate securities and other investment vehicles which, because of among other things the absence of federal deposit insurance, generally pay higher rates of return. Such volatility could cause the Bank to pay increased interest rates to obtain deposits, and if the Bank was not able to increase the interest rates on its loans and the rate of return on its investment portfolio, its net interest income would suffer.

         Impact of Interest Rate Volatility on Loan Portfolio. The Bank's loan portfolio, which is comprised to a material extent of loans acquired by the Bank from Rushmore Trust & Savings, FSB ("Rushmore"), in December 1997, consist for the most part of fixed rate, long-term, residential mortgage loans, while the Bank's deposits consist primarily of variable rate short-term accounts. Since the loans will mature more slowly than the deposits, the net portfolio value and net interest income will tend to decrease during periods of rising interest rates, but will tend to increase during periods of falling interest rates. During the past several years, market interest rates have been relatively lower than in prior years. Recently, however, interest rates have begun to rise and it appears that interest rates may continue to rise during 2000. Conversely, lower market interest rates have the effect of causing borrowers to refinance their mortgage loans which negatively impacts the Bank's net interest income as the Bank generally would not be able to make new loans at or above the interest rates of the refinanced loans. In addition, many of the loans acquired from Rushmore were made prior to the current documentation requirements of GNMA, FNMA or FHLMC and, therefore, they may not be able to be resold in the traditional secondary market. During periods of rising interest rates, the Bank's inability to resell certain of its loans in the secondary market could have a material adverse effect on the Bank's net portfolio value and its net interest income.

         Risk of Loan Losses. Like all financial institutions, the Bank maintains an allowance for loan losses to provide for loan defaults and nonperformance. The allowance is based on, among other things, prior experience with loan losses and an evaluation of the risks in the current portfolio, and is maintained at a level considered adequate by management to absorb anticipated losses. However, actual loan losses cannot be predicted, and the Bank's allowance for loan losses may not be sufficient.

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

         Impact of Government Regulation on Operating Results. The Company and the Bank operate in a highly regulated environment and are subject to examination, supervision and comprehensive regulation by several federal and state regulatory agencies. The Bank is subject to supervision and regulation by the Commissioner, the Federal Reserve Board and the FDIC, and the Company is subject to supervision and regulation by the Federal Reserve and the Commissioner. Banking regulations, designed primarily for the safety of depositors, may limit the growth of financial institutions like the Bank and the return to investors by restricting activities such as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits and the creation of branch offices. Financial institutions like the Bank also are subject to capitalization guidelines set forth in federal legislation, and could be subject to enforcement actions to the extent the Bank is found by regulatory examiners to be undercapitalized. Laws and regulations applicable to the Company and the Bank could change at any time, and there can be no assurance that such changes would not adversely affect the business of the Company and/or the Bank. In addition, the cost of compliance with regulatory requirements could adversely affect the Company's and the Bank's ability to operate profitably.

         Risks of Competitive Market. The Company and the Bank operate in a competitive market for financial services and the Bank faces intense competition both in making loans and in attracting deposits. The Bank faces direct competition from a significant number of financial institutions operating in the Bank's market area, many with a statewide or regional presence and in some cases a national presence. In addition, the Bank competes with other community banks in its market area that have substantially the same business philosophy and strategy as the Bank. Furthermore, pursuant to recently enacted legislation, insurance companies, securities brokers and other non-bank entities or their affiliates may now provide services which historically have been considered banking in nature. Many of these institutions have been in business for many years, have established customer bases, are significantly larger and have greater financial resources than the Bank, and are able to offer certain services that the Bank is not able to offer. In addition, the Bank faces competition for deposits and loans from non-bank institutions such as brokerage firms, credit unions, insurance companies, money market mutual funds and private lenders.

         Impact of Monetary Policy and Other Economic Factors on Operating Results. Changes in governmental economic and monetary policy and banking and credit regulations also affect the demand for the Bank's services. The rates of interest payable on deposits and chargeable on loans is affected by fiscal policy as determined by various governmental and regulatory authorities, in particular the Federal Reserve, as well as by national, state and local economic conditions. Through open market transactions, variations in the discount rate and the establishment of reserve requirements, the Federal Reserve Board exerts considerable influence over the cost and availability of funds obtainable for lending or investing. These actions may at times result in significant fluctuations in interest rates, which could have adverse effects on the operations of the Bank.

         General economic conditions can affect the credit quality of the Bank's assets. During periods of adverse economic conditions and depending on the extent to which the income and assets of the borrowers are affected by the declining economic conditions, the ability of the Bank's borrowers to repay loans may be affected. Adverse economic conditions particularly affect commercial loans.

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

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of AmericasBank Corp.:

We have audited the accompanying consolidated balance sheet of AmericasBank Corp. (a Maryland corporation) and subsidiaries (the Company) as of December 31, 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmericasBank Corp. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP

Baltimore, Maryland,
February 25, 2000



                                        AMERICASBANK CORP. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEET
                                              AS OF DECEMBER 31, 1999

                                                      ASSETS

Cash and cash equivalents:
    On-hand and due from banks                                                                              $ 758,000
    Federal funds sold                                                                                      3,008,000
Investment securities                                                                                          37,000
Mortgage-backed securities, available-for-sale                                                                460,000
Mortgage-backed securities, held-to-maturity                                                                  998,000
Loans receivable, net                                                                                       8,456,000
Investment in Federal Home Loan Bank stock                                                                     57,000
Investment in Federal Reserve stock                                                                           249,000
Accrued interest receivable                                                                                    69,000
Property and equipment, net                                                                                   808,000
Other assets, net                                                                                             201,000
                                                                                                          -----------

Total assets                                                                                              $15,101,000
                                                                                                          ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Deposits:
       Noninterest-bearing                                                                                  $ 735,000
       Interest-bearing                                                                                    10,089,000
    Mortgage escrow deposits                                                                                  101,000
    Accounts payable and accrued expenses                                                                     287,000
                                                                                                          -----------
Total liabilities                                                                                          11,212,000
                                                                                                          -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, 0 shares
       issued and outstanding                                                                                       -
    Common stock, par value $0.01 per share, 5,000,000 shares authorized, 496,000 shares
       issued and outstanding                                                                                   5,000
    Additional paid-in capital                                                                              4,958,000
    Accumulated deficit                                                                                   (1,069,000)
    Accumulated other comprehensive loss                                                                      (5,000)
                                                                                                          -----------

Total stockholders' equity                                                                                  3,889,000
                                                                                                          -----------
Total liabilities and stockholders' equity                                                                $15,101,000
                                                                                                          ===========


The accompanying notes are an integral part of this consolidated balance sheet.



                                        AMERICASBANK CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                   1999                    1998
                                                                                   ----                    ----
INTEREST INCOME:
    Interest income on loans                                                   $   657,000            $   597,000
    Interest income on investment securities                                       301,000                194,000
                                                                               -----------            -----------

    Total interest income                                                          958,000                791,000

      Interest expense on other borrowings                                           2,000                    -
    Interest expense on deposits                                                   429,000                372,000
                                                                               -----------            -----------

    Total interest expense                                                         431,000                372,000
                                                                               -----------            -----------

    Net interest income                                                            527,000                419,000

PROVISION FOR LOAN LOSSES                                                           54,000                 33,000
                                                                               -----------            -----------

    Net interest income after provision for loan losses                            473,000                386,000
                                                                               -----------            -----------

NONINTEREST INCOME
      Service fees and charges                                                      39,000                 19,000
      Other income                                                                  31,000                 23,000
                                                                               -----------            -----------

      Total noninterest income                                                      70,000                 42,000
                                                                               -----------            -----------
    Net interest income after service fees, charges and other
       income                                                                      543,000                428,000
                                                                               -----------            -----------

NONINTEREST EXPENSES:
    Salaries and benefits                                                          458,000                145,000
    Depreciation and amortization                                                  113,000                112,000
    Occupancy expense                                                               83,000                 55,000
    Data processing                                                                 70,000                 56,000
    Professional fees                                                              126,000                206,000
    Office supplies                                                                 34,000                 17,000
    Other operating expenses                                                       257,000                136,000
                                                                               -----------            -----------

    Total noninterest expenses                                                   1,141,000                727,000
                                                                               -----------            -----------

    Loss before provision for income taxes                                        (598,000)              (299,000)

PROVISION FOR INCOME TAXES                                                             -                      -
                                                                               -----------            -----------

    Net loss before cumulative effect of change in accounting
    principle                                                                     (598,000)              (299,000)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 2)
                                                                                       -                 (133,000)
                                                                               -----------            -----------

    Net Loss                                                                      (598,000)              (432,000)

OTHER COMPREHENSIVE LOSS - UNREALIZED (LOSS) ON SECURITIES
AVAILABLE-FOR-SALE                                                                  (5,000)                   -
                                                                               -----------            -----------

Comprehensive loss                                                             $  (603,000)           $  (432,000)
                                                                               ===========            ===========

NET LOSS PER SHARE - BOTH BASIC AND DILUTIVE:

LOSS BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                       $     (1.26)           $     (1.00)

LOSS FROM CHANGE IN ACCOUNTING PRINCIPLE                                               -                    (0.44)
                                                                               -----------            -----------

NET LOSS PER SHARE                                                             $     (1.26)           $     (1.44)
                                                                               ===========            ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                            $   475,000            $   300,000
                                                                               ===========            ===========

The accompanying notes are an integral part of these consolidated statements.




                                        AMERICASBANK CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                                      Accumulated
                                                                                                                          Other
                                                    Preferred          Common        Additional       Accumulated     Comprehensive
                                                      Stock             Stock      Paid-In Capital       Deficit           Loss
                                                      -----             -----      ---------------       -------           ----
BALANCE
December 31, 1997                                $         -        $     3,000      $ 2,847,000      $   (39,000)   $          -

     Net loss                                              -                -                -           (432,000)              -
                                                   -----------      -----------      -----------      -----------       -----------

BALANCE
December 31, 1998                                          -              3,000        2,847,000         (471,000)              -

     Net proceeds from issuance of
     common stock
                                                           -              2,000        2,111,000              -                 -

     Net loss                                              -                -                -           (598,000)              -

     Unrealized loss on

     available-for-sale securities                         -                -                -                -              (5,000)
                                                   -----------      -----------      -----------      -----------       -----------

BALANCE
December 31, 1999                               $          -        $     5,000      $ 4,958,000      $(1,069,000)      $    (5,000)
                                                   ===========      ===========      ===========      ===========       ===========

The accompanying notes are an integral part of these consolidated statements.



                                        AMERICASBANK CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                 1999                     1998
                                                                                 ----                     ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $  (598,000)            $  (432,000)
    Adjustments to reconcile net loss to net cash from
    operating activities -
      Provision for loan losses                                                   54,000                  33,000
      Depreciation and amortization                                              113,000                 245,000
      Accretion of premiums on mortgage backed securities                          6,000                     -
      Effect of change in-
         Accrued interest receivable                                             (20,000)                  2,000
         Other assets                                                              4,000                 (39,000)
         Accrued interest on deposits                                                  -                 (32,000)
         Accounts payable and accrued expenses                                   153,000                  72,000
                                                                             -----------             -----------
         Net cash from operating activities                                     (288,000)               (151,000)
                                                                             -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales of investment securities                                               549,000                 (17,000)
    Purchase of Federal Home Loan Bank stock                                      (3,000)                    -
    Purchase of Federal Reserve stock                                           (249,000)                    -
    Purchase of mortgage-backed securities
      available for sale                                                        (550,000)                    -
    Principle payments on mortgage-backed securities
      available for sale                                                          85,000                     -
    Purchase of mortgage-backed securities held to maturity                   (1,073,000)               (500,000)
    Principal payments on mortgage-backed securities held
     to maturity                                                                 511,000                  57,000
    Loan principal disbursements                                              (6,217,000)             (2,202,000)
    Principal repayments on loans receivable                                   4,307,000               1,809,000
    Purchase of property and equipment                                          (107,000)                (55,000)
                                                                             -----------             -----------


         Net cash from investing activities                                   (2,747,000)               (908,000)
                                                                             -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in savings deposits                                               1,562,000                 866,000
      Increase (decrease) in mortgage escrow deposits                              6,000                 (24,000)
    Proceeds from common stock offering                                        2,352,000                     -
    Stock offering costs                                                        (207,000)                (32,000)
    Proceeds from borrowings                                                     220,000                     -
    Repayments of borrowings                                                    (220,000)                    -
                                                                             -----------             -----------

         Net cash from financing activities                                    3,713,000                 810,000
                                                                             -----------             -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                 678,000                (249,000)

CASH AND CASH EQUIVALENTS, beginning of period                                 3,088,000               3,337,000
                                                                             -----------             -----------

CASH AND CASH EQUIVALENTS, end of period                                     $ 3,766,000             $ 3,088,000
                                                                             ===========             ===========

The accompanying notes are an integral part of these consolidated statements.

                       AMERICASBANK CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION

AmericasBank Corp. (the "Company") was incorporated under the laws of the State of Maryland on June 4, 1996, primarily to hold all the outstanding shares of capital stock and to be a savings and loan holding company of a federal stock savings bank.

Effective November 30, 1997, the Company completed an initial public offering in which it sold 300,000 shares of common stock for $10.00 per share, less offering costs. On December 1, 1997, the Company acquired certain assets and assumed certain deposit liabilities primarily related to the Baltimore City, Maryland branch of Rushmore Trust and Savings, FSB ("Rushmore"). Concurrent with the acquisition, the branch commenced banking operations under the name AmericasBank (the "Bank") as a wholly-owned subsidiary of the Company.

During 1998, the Company filed a Registration Statement on Form SB-1 with the Securities and Exchange Commission, which became effective on October 9, 1998. In this offering, the Company sold 196,000 units of common stock and common stock purchase warrants at a price of $12.00 per unit and received approximately $2,113,000 in net proceeds.

Effective as of September 20, 1999, the Bank converted from a federal stock savings bank to a Maryland chartered trust company exercising the powers of a commercial bank and the Company became a bank holding company. On September 20, 1999, the Bank also opened an office in Towson, Maryland, which became the Bank's main office location.

As the Bank is a start-up operation, there can be no assurance that the Bank can attract sufficient depositors or issue sufficient quality loans to operate at a profit. As of December 31, 1999, the Bank had not operated at a profit and does not expect to do so during 2000. The Bank is subject to other risks and uncertainties, including interest rate risk. The interest rate risk related to interest rates is significant to the Bank as its deposits have relatively short maturities, while its loans have much longer maturities at fixed rates. Without a significant change in the Bank's investment, deposit or loan portfolio, an increase in interest rates could have a significant negative effect on the Bank's net interest income and results of operations.

In addition to interest rate risk, the Company is currently operating at a loss. Growth of operations will be necessary for the Company to be able to cover overhead and other operational costs.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the activity of AmericasBank Corp. and its wholly-owned subsidiary AmericasBank. All intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The Company's primary operations are conducted by the Bank, which operates a main office in Towson, Maryland and a branch in Baltimore City, Maryland.

The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Bank's local management and ownership.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes interest-bearing deposits in other banks with original maturities of less than three months and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

FEDERAL HOME LOAN BANK STOCK

Federal Home Loan Bank stock is carried at cost which approximates fair value. The cost of securities sold is determined using the specific identification method.

FEDERAL RESERVE STOCK

Federal Reserve Stock is carried at cost which approximates fair value. The cost of securities sold is determined using the specific identification method.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Debt securities not classified as held-to-maturity and equity securities with readily determinable fair values are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at fair value, with unrealized gains and losses included in earnings. Investments not classified as held-to-maturity or trading are considered available-for-sale and are reported at fair value, with unrealized gains and losses net of related tax effects excluded from earnings and reported as an item of other comprehensive loss until realized. Fair value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers. For purposes of computing realized gains or losses on the sales of investments, cost is determined by using the specific identification method. Gains and losses on sales of securities are recognized at the time of sale. Premiums and discounts on investment and mortgage-backed securities are amortized over the term of the security using methods that approximate the interest method.

As of December 31, 1999, investment securities approximated $37,000 and represent investments in money market accounts. The amortized cost approximates fair value as of December 31, 1999.

LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable are stated at the amount of unpaid principal, reduced by an allowance for loan losses and deferred loan fees. Interest on loans is calculated using the simple-interest method on principal amounts outstanding each month.

The allowance for losses on loans is determined based on, among other things, management's review of the loan portfolio and analysis of the borrowers' ability to repay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current and prospective economic conditions and status of nonperforming loans. Loans are charged off when considered, in the opinion of management, uncollectible.

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

Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), addresses the accounting by creditors for impairment of certain loans. It is generally applicable to all loans, except large groups of smaller balance homogenous loans. It also applies to loans that are restructured in a troubled debt restructuring involving a modification of terms, with limited exceptions.

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

OTHER ASSETS

Other assets as of December 31, 1999, consist of the following:

Covenants not-to-compete                                              $  50,000
Premium on deposits                                                     164,000
Goodwill                                                                 40,000
Prepaid expenses                                                         66,000
                                                                      ---------
                                                                        320,000
Less:  Accumulated amortization                                        (119,000)
                                                                      ---------
Total other assets, net                                               $ 201,000
                                                                      =========

Amortization is calculated using the straight-line method over the following periods:

Covenants not-to-compete                                                 3 years
Premium on deposits                                                      5 years
Goodwill                                                                 5 years

Amortization expense on other assets for the years ended December 31, 1999 and 1998, was $57,000 and $56,000, respectively.

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

On December 31, 1998, the Company adopted the SOP, effective January 1, 1998, resulting in the write-off of $133,000 of organizational costs as a cumulative effect of a change in accounting principal. Prior to January 1, 1998, organizational costs were being amortized over a five-year period using the straight-line method, commencing upon the purchase of the Bank.

COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income consists of net earnings and unrealized gains and losses on securities available for sale and is presented in the Statement of Operations and Comprehensive Loss. Accumulated Other Comprehensive Loss is displayed as a separate component of stockholders' equity.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements to conform with current year presentation.

3.  MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of mortgage-backed securities available-for-sale and held-to-maturity as of December 31, 1999 were as follows:

                                                                                         Gross            Gross
                                                                         Amortized     Unrealized        Unrealized           Fair
                                                                           Cost           Gains           Losses             Value
                                                                           ----           -----           ------             -----
Mortgage-backed securities available-for-sale:

U.S. government and agency obligations
    due beyond 1 year but within 5 years                                  $465,000           $ -          $  5,000          $460,000
                                                                          ========          ====          ========          ========


Mortgage-backed securities held-to-maturity:

U.S. government and agency obligations
    due:
    Beyond 1 year but within 5 years                                      $644,000           $ -          $ 18,000          $626,000
    Beyond 5 years but within 10 years                                     354,000             -             9,000           345,000
                                                                          --------          ----          --------          --------
                                                                          $998,000          $             $ 27,000          $971,000
                                                                          ========          ====          ========          ========


4.  LOANS RECEIVABLE

As of December 31, 1999, loans receivable consist of:

Real estate loans -
  Residential first mortgages                                         $4,768,000
  Commercial - real estate secured                                     2,639,000
  Construction                                                           250,000
  Second mortgages and home equity loans                                 519,000
Commercial loans                                                         134,000
Consumer loans                                                           470,000
Unamortized loan premium                                                  43,000
                                                                      ----------
                                                                       8,823,000
Less:  Allowance for loan losses                                         139,000
        Undisbursed portion of construction loans                        228,000
                                                                      ----------
Loans receivable, net                                                 $8,456,000
                                                                      ==========

Substantially all of the loans receivable are mortgage loans secured by residential and commercial real estate properties located in the State of Maryland. Loans are extended only after an evaluation by management and the loan committee of a customer's creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 90% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%.

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

Nonperforming loans amounted to approximately $69,000 as of December 31, 1999 and these loans were not considered impaired. For the year ended December 31, 1999 and 1998, the amount of interest income that would have been recorded on loans in nonaccrual status had such loans performed in accordance with their terms was approximately $5,000 and $4,000, respectively.

A summary of the changes in the allowance for loan losses is as follows:


Balance, December 31, 1997                                            $ 52,000
   Provision charged to operations                                      33,000
                                                                      --------

Balance, December 31, 1998                                              85,000
  Provision charged to operations                                       54,000
                                                                      --------
Balance, December 31, 1999                                            $139,000
                                                                      ========

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 1999:

Land                                                                  $148,000
Buildings and improvements                                             583,000
Furniture and equipment                                                179,000
                                                                      --------
                                                                       910,000
Less:  Accumulated depreciation                                        102,000
                                                                      --------
Property and equipment, net                                           $808,000
                                                                      ========

Depreciation expense for the years ended December 31, 1999 and 1998, was $54,000 and $46,000, respectively.

6.  DEPOSITS

As of December 31, 1999, deposits consisted of:

                                 Weighted Average Rate for
                                         Year Ended
                                     December 31, 1999       Amount                  Percent
                                     -----------------       ------                  -------

Demand deposits                             -%            $   735,000                   6.8%
Savings                                  4.39%              7,558,000                  69.8%
Money market accounts                    2.50%                 39,000                   0.4%
Certificates of deposit                  5.38%              2,492,000                  23.0%
                                                          -----------                 -----
                                                          $10,824,000                 100.0%
                                                          ===========                 =====

A schedule of maturities of deposits as of December 31, 1999, is as follows:

No contractual maturity                                              $ 8,332,000
Maturity within one year                                                 904,000
Maturity in one to three years                                           904,000
Maturity in three to five years                                          684,000
                                                                     -----------
                                                                     $10,824,000
                                                                     ===========

The aggregate amount of deposits, each with a minimum denomination of $100,000 or more, was approximately $2,069,000 as of December 31, 1999.

7.    INCOME TAXES

The reconciliation of the federal statutory to the actual income tax rate is as follows:

                                                              1999                 1998

Statutory federal income tax rate (35%)                    $ 209,000             $ 151,000
State income tax benefit, net of federal
    income tax effect                                         28,000                20,000
Valuation allowance                                         (237,000)             (171,000)
                                                           ---------             ---------
     Total                                                 $       -             $       -
                                                           =========             =========


The Company has recorded a 100% valuation allowance against its deferred tax asset as the Company is a start-up operation and it is more likely than not that the deferred tax asset will not be realized.

The tax effect of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relates to the following as of December 31, 1999:

Deferred tax assets:
  Allowance for loan losses                                  $  55,000
  Intangible assets                                             61,000
  Net operating loss carry forwards                            319,000
  Other                                                         12,000
                                                             ---------

       Total gross deferred tax assets                         447,000
Less:  Valuation allowance                                    (447,000)
                                                             ---------

       Net deferred tax asset                               $     --
                                                             =========

As of December 31, 1999, the Company had approximately $798,000 of net operating loss carryforwards.

8.  RELATED PARTY TRANSACTIONS

Two directors of the Company are principals in a law firm and a public accounting firm, respectively. These firms provide legal and accounting services to the Company. As a result of these services, these firms were each paid $6,000 and $2,000 during the years ended December 31, 1999 and 1998, respectively.

During the year ended December 31, 1997, the Company purchased approximately $111,000 of the loans from Rushmore which were made to the Company's officers, directors or their affiliates. The balance on these loans was $59,000 and $105,000 as of December 31, 1999 and 1998, respectively.

9. COMMITMENTS AND CONTINGENCIES

The Company's exposure to credit loss in the event of nonperformance by the other party to a financial instrument is represented by the contract amount of the financial instrument. The Company uses the same credit policies in making commitments for off-balance-sheet financial instruments as it does for on-balance-sheet financial instruments. Financial instruments with off-balance-sheet risk are as follows as of December 31, 1999:
                                                                        Contract
                                                                         Amount
                                                                         ------
Undisbursed lines of credit on commercial loans                         $456,000
Undisbursed lines of credit on home equity loans                         159,000
Residential construction mortgage loans to be funded                     228,000
                                                                        --------
                                                                        $843,000
                                                                        ========

The Bank had outstanding mortgage loan commitments, exclusive of the undisbursed portion of loans in process, of approximately $682,000 for fixed rate loans and floating rate loans as of December 31, 1999. The interest rate range on fixed rate mortgage loan commitments was 8.00% to 8.25%. The Bank had outstanding commercial loan commitments of approximately $490,000 for fixed rate loans and floating rate loans as of December 31, 1999. All commitments expire within one year.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The Company evaluates each customer's creditworthiness on a case-by-case basis.

10.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount. For investment securities, fair value is determined using quoted market prices.

Fair value of loans receivable is estimated by discounting future cash flows, taking into consideration future loan losses, using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. For commitments to extend credit, the carrying amount is a reasonable estimate of fair value. Management estimates that the fair value of loans receivable is approximately $8,602,000 as of December 31, 1999.

With respect to deposits, fair value of savings accounts and money market accounts is the amount payable on demand at the reporting date. Fair value of fixed maturity term accounts and individual retirement accounts is estimated using rates currently offered for accounts of similar remaining maturities. Management estimates that the fair value of deposits approximates the carrying amount as of December 31, 1999.

11. STOCKHOLDERS' EQUITY

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

On June 1, 1998, the Company adopted a stock option plan for the granting of stock options to employees and non-employee directors. Options granted to directors are vested immediately and may be exercised six months after the grant date. Options granted to employees are subject to vesting and exercisability as stated in the option agreement between the Company and the employee. For employees, in the event of termination without cause, the stock options expire in three months from the date of termination. Options granted to directors expire on the first anniversary of the effective date of termination as a director. All options expire on the 10th anniversary of the grant date.

During the year ended December 31, 1998, approximately 42,000 stock options were granted at option prices ranging from $10 to $12. During the year ended December 31, 1999, approximately 24,000 stock options were granted at option prices ranging from $10 to $12. As of December 31, 1999, options to purchase approximately 65,000 shares of common stock were outstanding. No options have been exercised.

Had compensation cost for the Company's 1999 grants for stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss per common share would approximate the pro forma amounts below for 1999 and 1998:

                                           1999                                  1998
                                           ----                                  ----
                               As Reported         Pro Forma         As Reported       Pro Forma
                               -----------         ---------         -----------       ---------
Loss before cumulative
  effect of change in
  accounting principle         $ (598,000)       $ (641,000)         $(299,000)     $ (412,000)
                                 =========       ==========         ===========      ==========

Net Loss                       $ (598,000)     $   (641,000)       $  (432,000)     $ (545,000)
                                 =========       ==========         ===========      ==========

Basic and dilutive
  loss per share-

Net loss per share before
  cumulative effect of change
  in accounting priciple       $   (1.26)     $      (1.35)        $    (1.00)      $   (1.37)
                                =========        ==========          =========        ========

Net loss per share             $   (1.26)     $      (1.35)        $    (1.44)      $   (1.82)
                                =========        ==========          =========        ========


The Company has computed for pro forma disclosure purposes the value of all options granted during 1999 and 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following weighted average assumptions:

                                            1999              1998
                                            ----              ----

Risk-free interest rate                 4.53%-5.81%           4.55%
Expected lives                            6 years            6 years
Expected volatility                         17.6%             17.6%

The weighted average value of the options granted during 1999 and 1998 using the Black-Scholes model was $3.03 and $2.74 per share, respectively.

A summary of option transactions during the years ended December 31, 1999 and 1998, follows:

                                                                          Year ended December 31,
                                                                1999                                 1998

                                                                        Weighted                            Weighted
                                                                         Average                            Average
                                                        Shares       Exercise Price        Shares        Exercise Price
Options outstanding, beginning of year                  42,000   $         10.57              --         $      --
     Exercised                                             --                --               --                --
     Granted                                            24,000             10.27           42,000             10.57
     Forfeited                                          (1,000)            12.00              --                --
                                                       -------                             -------
Options outstanding, end of year                        65,000             10.45           42,000             10.57
Shares available for future grant                        9,000                              3,000
Options exercisable at end of year                      51,000             10.57           38,000             10.42
Weighted average fair value of options granted                              3.03                               2.74

The following table summarizes information about stock options outstanding as of December 31, 1999:

                                         Options Outstanding                           Options Exercisable

                                          Weighted Average
                           Number            Remaining                                Number
 Range of Exercise     Outstanding at     Contractual Life   Weighted Average     Exercisable at    Weighted Average
       Prices         December 31, 1999                       Exercise Price    December 31, 1999    Exercise Price
$       10.00                 50,000              8.93        $       10.00            36,000       $      10.00
$       12.00                 14,000              9.01        $       12.00            15,000       $      12.00


STOCK WARRANTS

  On September 2, 1998, the Company issued to the holders of record of its common stock on September 1, 1998, a dividend of one common stock purchase warrant for each share of common stock then held by the stockholders (the "Dividend Warrants"). Each Dividend Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $10.00 per share, subject to adjustment for certain events, beginning any time after April 1, 2000, until the Dividend Warrant's expiration on September 1, 2008. As of December 31, 1999, there were 300,000 Dividend Warrants outstanding.

In connection with the unit offering referred to in footnote 1, the Company issued warrants (the "Unit Warrants") to purchase an aggregate of 196,000 shares of the Company's common stock. Each Unit Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $12.00 per share, subject to adjustment for certain events, beginning any time after April 8, 2000, until the Dividend Warrant's expiration on October 8, 2001. As of December 31, 1999, there were 196,000 Unit Warrants outstanding.

12.  REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

Due to the Bank's recent conversion, as of December 31, 1999, the Bank had not been categorized by the Federal Reserve under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes would prevent the Bank from being categorized as well-capitalized. The table below shows the regulatory capital as of December 31, 1999.

                                                                                           To Be Well-Capitalized
                                                                                           Under Prompt Corrective
                                                               For Capital Adequacy           Action Provisions
                                Actual                              Purposes
                                Amount           Ratio         Amount         Ratio          Amount           Ratio
                                ------           -----         ------         -----          ------           -----
Total Risk-Based Capital
(to risk-weighted assets)      $3,875,000        46.2%        $670,000        8.0%          $838,000        10.0%

Tier I Capital
(to risk-weighted assets)
                               $3,755,000        44.8%        $335,000        4.0%          $503,000         6.0%
Tier I Capital
(to average assets)            $3,755,000        26.1%        $575,000        4.0%          $718,000         5.0%

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There has been no occurrence requiring a response to this item.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        Certain information relating to directors and executive officers of the Company and Section 16(a) beneficial ownership reporting compliance is incorporated by reference herein from the Company's proxy statement in connection with its 2000 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

        Certain information relating to executive compensation is incorporated by reference herein from the Company's proxy statement in connection with its 2000 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Certain Information relating to security ownership of directors, director nominees, 5% beneficial owners and management is incorporated by reference herein from the Company's proxy statement in connection with its 2000 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain information relating to certain relationships and related transactions is incorporated by reference herein from the Company's proxy statement in connection with its 2000 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report.


Exhibit No.:               Exhibit:
------------               --------
3.1                       Articles of Incorporation of the Registrant***
3.2                       Amended and Restated Bylaws of the Registrant**
4.1                       Form of Purchase Warrant**
4.2                       Form of Dividend Warrant**
4.3                       Form of Stock Certificate***
10.1                      AmericasBank Corp. Stock Option Plan, as amended
10.2                      Form of Founder Loan Agreement by and among the Registrant, the organizers of the Registrant and certain other parties regarding organizational loans to the Registrant***
10.3                      Indemnity Agreement by and among the Registrant, AmericasBank (in organization) and Rushmore Trust and Savings, FSB***
10.4                      Agreement of Lease by and between the AmericasBank Holdings
                          Corporation and Network Processing, LLC**
10.5                      Employment Agreement between AmericasBank and Richard J. Hunt,
                          Jr.**
10.6                      Amendment to Employment Agreement between AmericasBank and
                          Richard J. Hunt, Jr.*
10.7                      Branch Purchase and Assumption Agreement by and between
                          AmericasBank (in organization) and Rushmore Trust & Savings,
                          FSB***
10.8                      Modification to Branch Purchase and Assumption
                          Agreement by and between AmericasBank and Rushmore
                          Trust & Savings, FSB***
10.9                      Second Modification to Branch Purchase and Assumption
                          Agreement by and between AmericasBank and Rushmore
                          Trust & Savings, FSB***
10.10                     Third Modification to Branch Purchase and Assumption
                          Agreement by and between AmericasBank and Rushmore
                          Trust & Savings, FSB****
10.11                     Loan Purchase and Assumption Agreement by and between
                          AmericasBank (in organization) and Rushmore Trust &
                          Savings, FSB***
10.12                     Modification to Purchase and Assumption Agreement by and between
                          AmericasBank and Rushmore Trust & Savings, FSB***
10.13                     Second Modification to Loan Purchase and Assumption
                          Agreement by and between AmericasBank and Rushmore
                          Trust & Savings, FSB***


10.14                     Third Modification to Loan Purchase and Assumption
                          Agreement by and between AmericasBank and Rushmore
                          Trust & Savings, FSB****
10.15                     Purchase and Sale Agreement by and between NationsBank, N.A. and
                          AmericasBank Holdings Corporation****
21                        Subsidiaries of the Registrant**
27A                       Financial Data Schedule for the 12 months ended December 31, 1998*
27B                       Financial Data Schedule for the 12 months ended December 31, 1999


* Items 10.6 and 27A, as listed above, were previously filed by the Company as Exhibits (with Exhibit Numbers 6E and 27B to the Company's Annual Report on Form 10-KSB, filed on March 31, 1999, and such documents are incorporated herein by reference.

** Items 3.2, 4.1, 4.2, 10.4, 10.5 and 21 as listed above, were previously filed by the Company as Exhibits (with Exhibit Numbers 2B, 3A, 3B, 6C, 6D and 21) to the Company's Registration Statement on Form SB-1, as amended, filed on August 13, 1998 (SEC File No. 333-61335), and such documents are incorporated herein by reference.

*** Items 3.1, 4.3, 10.2, 10.3, 10.7, 10.8, 10.9, 10.11, 10.12 and 10.13, as
listed above, were previously filed by the Company as Exhibits (with Exhibit Numbers 2A, 12B, 6A, 6B, 8A(i), 8A(ii), 8A(iii), 8B(i), 8B(ii) and 8B(iii)) to the Company's Registration Statement on Form SB-1, as amended, filed on June 10, 1997 (SEC File No.
333-28881), and such documents are incorporated herein by reference.

**** Items 10.10, 10.14 and 10.15, as listed above, were previously filed by the Company as Exhibits (with Exhibit Numbers 8A(iv), 8B(iv) and 8C) to the Company's Annual Report on Form 10-KSB, filed on March 31, 1998, and such documents are incorporated herein by reference.


(b) Reports of Form 8-K. During the quarter ended December 31, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K,
Item 5, dated September 24, 1999, to report the conversion of the Bank from a federal stock savings bank to a Maryland chartered trust company exercising the powers of a commercial bank and the Company's becoming a bank holding company under the Bank Holding Company Act of 1956, as amended.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICASBANK CORP.

Date:  March 23, 2000                       By:      /s/ Kenneth D. Pezzulla
                                               ---------------------------------
                                                     Kenneth D. Pezzulla,
                                                     Chairman of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                                         TITLE                              DATE
---------                                         -----                              ----

/s/ Mark Atas
-----------------------------
Mark Atas                                        Director                       March 23, 2000


-----------------------------
Garbis Baklayan                                  Director                       March __, 2000


-----------------------------
Nicholas J. Belitsos, M.D.                       Director                       March __, 2000

/s/ Thomas M. Brandt, Jr.
-----------------------------
Thomas M. Brandt, Jr.                            Director                       March 23, 2000


-----------------------------
Cynthia B. Conklin                               Director                       March __, 2000

/s/ William A. Fogle
-----------------------------
William A. Fogle                                 Director                       March 23, 2000

/s/ Constantine Frank
-----------------------------
Constantine Frank                                Director                       March 23, 2000

/s/ Steven T. Hudson
-----------------------------
Steven T. Hudson                         Chief Financial Officer                March 23, 2000
                                   (Principal Financial and Accounting
                                                 Officer)

/s/ Charles Imhoff
-----------------------------
Charles Imhoff                                   Director                       March 23, 2000





SIGNATURE                                                         TITLE                                DATE
---------                                                         -----                                ----
/s/ J. Clarence Jameson, III
-----------------------------
J. Clarence Jameson, III                                         Director                         March 23, 2000

/s/ Kemp Jayadeva
-----------------------------
Kemp Jayadeva                                                    Director                         March 23, 2000

/s/ Norman H. Katz
-----------------------------
Norman H. Katz                                                   Director                         March 23, 2000

/s/ Shawki N. Malek, M.D.
-----------------------------
Shawki N. Malek, M.D.                                            Director                         March 23, 2000

/s/ Mark D. Noar, M.D.
-----------------------------
Mark D. Noar, M.D.                                               Director                         March 23, 2000

/s/ Larry D. Ohler
-----------------------------
Larry D. Ohler                                                   Director                         March 23, 2000

/s/ Kenneth D. Pezzulla                              Chairman of the Board (Principal
-----------------------------                               Executive Officer)                    March 23, 2000
Kenneth D. Pezzulla


-----------------------------
Nina Rao, M.D.                                                   Director                         March __, 2000

/s/ Ramon F. Roig
-----------------------------
Ramon F. Roig, M.D.                                              Director                         March 23, 2000

/s/ Michael Stern
-----------------------------
Michael Stern                                                    Director                         March 23, 2000


-----------------------------
Lee W. Warner                                                    Director                         March __, 2000

/s/ Carl Wright
-----------------------------
Carl Wright                                                      Director                         March 23, 2000


                                  EXHIBIT INDEX

3.1                       Articles of Incorporation of the Registrant***
3.2                       Amended and Restated Bylaws of the Registrant**
4.1                       Form of Purchase Warrant**
4.2                       Form of Dividend Warrant**
4.3                       Form of Stock Certificate***
10.1                      AmericasBank Corp. Stock Option Plan, as amended
10.2                      Form of Founder Loan Agreement by and among the Registrant, the organizers of the Registrant and certain other parties regarding organizational loans to the Registrant***
10.3                      Indemnity Agreement by and among the Registrant, AmericasBank (in organization) and Rushmore Trust and Savings, FSB***
10.4                      Agreement of Lease by and between the AmericasBank Holdings
                          Corporation and Network Processing, LLC**
10.5                      Employment Agreement between AmericasBank and Richard J. Hunt,
                          Jr.**
10.6                      Amendment to Employment Agreement between AmericasBank and
                          Richard J. Hunt, Jr.*
10.7                      Branch Purchase and Assumption Agreement by and between
                          AmericasBank (in organization) and Rushmore Trust & Savings,
                          FSB***
10.8                      Modification to Branch Purchase and Assumption
                          Agreement by and between AmericasBank and Rushmore
                          Trust & Savings, FSB***
10.9                      Second Modification to Branch Purchase and Assumption
                          Agreement by and between AmericasBank and Rushmore
                          Trust & Savings, FSB***
10.10                     Third Modification to Branch Purchase and Assumption
                          Agreement by and between AmericasBank and Rushmore
                          Trust & Savings, FSB****
10.11                     Loan Purchase and Assumption Agreement by and between
                          AmericasBank (in organization) and Rushmore Trust &
                          Savings, FSB***
10.12                     Modification to Purchase and Assumption Agreement by and between
                          AmericasBank and Rushmore Trust & Savings, FSB***
10.13                     Second Modification to Loan Purchase and Assumption
                          Agreement by and between AmericasBank and Rushmore
                          Trust & Savings, FSB***


10.14                     Third Modification to Loan Purchase and Assumption
                          Agreement by and between AmericasBank and Rushmore
                          Trust & Savings, FSB****
10.15                     Purchase and Sale Agreement by and between NationsBank, N.A. and
                          AmericasBank Holdings Corporation****
21                        Subsidiaries of the Registrant**
27A                       Financial Data Schedule for the 12 months ended December 31, 1998*
27B                       Financial Data Schedule for the 12 months ended December 31, 1999


* Items 10.6 and 27A, as listed above, were previously filed by the Company as Exhibits (with Exhibit Numbers 6E and 27B to the Company's Annual Report on Form 10-KSB, filed on March 31, 1999, and such documents are incorporated herein by reference.

** Items 3.2, 4.1, 4.2, 10.4, 10.5 and 21 as listed above, were previously filed by the Company as Exhibits (with Exhibit Numbers 2B, 3A, 3B, 6C, 6D and 21) to the Company's Registration Statement on Form SB-1, as amended, filed on August 13, 1998 (SEC File No. 333-61335), and such documents are incorporated herein by reference.

*** Items 3.1, 4.3, 10.2, 10.3, 10.7, 10.8, 10.9, 10.11, 10.12 and 10.13, as
listed above, were previously filed by the Company as Exhibits (with Exhibit Numbers 2A, 12B, 6A, 6B, 8A(i), 8A(ii), 8A(iii), 8B(i), 8B(ii) and 8B(iii)) to the Company's Registration Statement on Form SB-1, as amended, filed on June 10, 1997 (SEC File No.
333-28881), and such documents are incorporated herein by reference.

**** Items 10.10, 10.14 and 10.15, as listed above, were previously filed by the Company as Exhibits (with Exhibit Numbers 8A(iv), 8B(iv) and 8C) to the Company's Annual Report on Form 10-KSB, filed on March 31, 1998, and such documents are incorporated herein by reference.