Form 10QSB
period 2000-03-31
AMERICASBANK CORP
filed 2000-05-26
CIK 1040491

U. S. SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C. 20549


                                            FORM 10 - QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2000.

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act of 1934.
    For the transition period from _____________ to ______________.

              Commission file number 000-22925



                                       AMERICASBANK CORP.
         (Exact Name of Small Business Issuer as Specified in Its Charter)


                   Maryland
52-1
948980
         (State or Other Jurisdiction of                           (I. R. S.
Employer
         Incorporation or Organization)
Identification No.)


                             500 York Road, Towson, Maryland 21204
- --------------------------------------------------------------------------------
                             (Address of Principal Executive Offices)

                                            410-823-0500
- --------------------------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

              3621 East Lombard Street, Baltimore, Maryland 21224
- --------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed Since
Last
     Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes __X___    No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000, there were 496,000 shares of Issuer's $.01 par value common stock outstanding.


Traditional Small Business Disclosure Format (check one):

                         Yes __X___    No _____


                             PART I - FINANCIAL INFORMATION
Item 1.
                                  Financial Statements

                        AMERICASBANK CORP. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

                                                        March 31,
December 31,
                                                           2000
 1999
                                                     (unaudited)
(unaudited)

- -------------------------------
Assets
Cash and cash equivalents:
     On-hand and due from banks            $   379,000        $   758,000
     Federal funds sold                    3,554,000              3,008,000
Loans receivable, net                           10,372,000          8,456,000
Loans held for sale                                  756,000

0
Investments - held-to-maturity                  950,000                998,000
Investments - available-for-sale        1,339,000                497,000
Investment in restricted stocks                351,000                 306,000
Accrued interest receivable                    55,000                 69,000
Property and equipment, net                   792,000               808,000
Other assets, net                                 198,000
201,000
                                                        ----------
- -----------
         Total assets                             $18,746,000
$15,101,000
                                                       -----------
- -----------
                                               -----------
- -----------

Liabilities and Stockholders' Equity
Deposits:
    Non-interest-bearing                    $ 1,450,000        $   735,000
    Interest-bearing                        13,160,000             10,089,000
Mortgage escrow deposits                     148,000             101,000
Accounts payable and accrued expenses     246,000                287,000
                                                        -----------
- -----------

         Total Liabilities                $15,004,000        $11,212,000
                                                       -----------
- -----------


Stockholders' Equity:
         Preferred stock, par value
         $0.01 per share,

         5,000,000 shares authorized,
         0 shares issued and outstanding
         Common stock, par value $0.01
         per share,
         5,000,000 shares authorized,
         496,000 shares issued and
         outstanding                                      5,000
  5,000
         Capital Surplus                  4,958,000                 4,958,000
         Accumulated deficit             (1,212,000)            (1,069,000)

         Accumulated other comprehensive
         income (loss)                            (9,000)
(5,000)
                                                          -----------
- -----------
         Total stockholders' equity          3,742,000               3,889,000

                                                     -----------
- -----------
         Total liabilities and
         stockholders' equity               $18,746,000
$15,101,000
                                                    ------------
- -----------



                             AMERICASBANK CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended
March 31,
                                                                 2000
1999
                                                           (unaudited)
(unau
dited)
                                                            -----------
- -----------
Interest Income:
         Interest and fee income on
        loans                                           $213,000          $151,0
00
         Interest income on
         investment securities                        93,000             64,000
                                                           --------
- --------
         Total interest income                       306,000         215,000
Interest expense on deposits               152,000           99,000
                                                          --------
- --------
         Net interest income                    154,000            116,000
Provisions for loan losses                       19,000              2,000
                                                         --------
- --------
         Net interest income after
        provision for loan losses            135,000             114,000
                                                          --------
- --------

Non-Interest Income:
         Service Charges                               10,000            10,000
         Other income                                 5,000
                                                         --------
- --------
         Total noninterest income                  15,000           10,000
                                                           --------
- --------

Non-interest expenses:
        Salaries and benefits                        150,000             60,000

        Depreciation and amortization          32,000          28,000
        Occupancy expense                             8,000              11,000

         Data processing                                   23,000
17,000
         Professional fees                           19,000              30,000

         Marketing                                 14,000           12,000
         Office supplies                                7,000           4,000

         Other noninterest expenses              40,000             35,000

                                                          -------
- -------
         Total noninterest expenses             293,000            197,000
                                                          -------
- -------

        Net Income (Loss) before
          provision for income taxes          (143,000)           (73,000)
Provision for income taxes                         0                   0
                                                         ---------
- --------

Net Income (Loss)                             $(143,000)       $(73,000)
                                                        ---------
- --------

Loss per common share -
        Basic and Diluted                           (0.29)          (0.24)


Weighted Average Shares
        Outstanding                            496,000         302,000


                                AMERICASBANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                      March 31,        March 31,
                                                    2000                   1999
                                                           (unaudited)
(unaudited)
                                                           -----------
- -----------
Cash Flows from Operating Activities:
     Net loss                                 $ (143,000)       $  (73,000)
         Adjustments to reconcile
        net loss to net cash from
        operating activities-
          Provision for loan losses              19,000               2,000
       Depreciation and amortization       33,000            28,000
        Accretion of premium on mortgage
        backed securities                             2,000                  0
        Decrease (increase) in accrued
        interest receivable                     14,000            (3,000)
      Decrease (increase) in other
      assets                                     3,000               18,000
      Decrease in accrued interest
        on deposits                                              0
     0
     Disbursements for loans held
        for sale                                   (756,000)                 0
      Proceeds from loans held for
      sale                                                       0

   0
      Increase (decrease) accounts
        payable and accrued expenses           (41,000)             37,000
                                                 ---------         --------

        Net cash (used in) provided
          by operating activities           (869,000)           9,000
                                                         ---------
- --------

Cash Flows from Investing Activities:
         Purchase of investments - HTM                0         (1,066,000)
         Principal repayments of
        investments - HTM                           46,000           139,000
        Purchase of investments - AFS       (863,000)         (258,000)
        Principal repayments of
     investments - AFS                     17,000                   0
        Purchases of investments
         in restricted stocks                    (45,000)            (2,000)
         Loan principal disbursements      (2,565,000)         (682,000)
         Loan repayments on loans
         receivable                                      614,000
357,000
         Purchase of property and
         equipment                                    (1,000)
(20,000)
                                                           ----------
- -----------
         Net cash (used in) provided
         by investing activities               (2,797,000)       (1,532,000)
                                                       ----------
- -----------

Cash Flows from Financing Activities:
         Increase (decrease) in time
        deposits                                    1,249,000
9,000
         Increase (decrease) in all
         other deposits                            2,537,000           227,000
         Increase in mortgage escrow
         deposits                                      47,000
44,000
         Increase in other borrowings                 0                    0
         Proceeds from common stock
         offering                                         0           2,352,000
         Stock offering costs                                0
(207,000)
                                                        ----------
- -----------
         Net cash (used in) provided
         by financing activities                3,833,000         2,425,000
                                                       ----------
- -----------

Increase (Decrease) in Cash and
Cash Equivalents                               167,000               902,000

Cash and Cash Equivalents,
beginning of period                               3,766,000         3,088,000
                                                       ---------
- ---------

Cash and Cash Equivalents,
end of period                         $3,933,000        $3,990,000
                                                   ----------        ----------
                                                   ----------        ----------


                             AMERICASBANK CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE QUARTER ENDING MARCH 31, 2000 (unaudited)



                                  Common                   Additional

      Accumulated
                        Stock             Paid-in Capital        Deficit
- -----------------------------------------------------------------------------

Balance
December 31, 1999        $5,000                  $4,958,000
$(1,
069,000) $(5,000)
         $3,889,000
       ----------

Net Loss
         (143,000)

Other comprehensive
         Income (Loss):

     Net unrealized holding
     gains (losses) on
     available-for-sale
     securities


Total comprehensive
        Income (Loss)
- --------------------------------------------------------------------------------

Balance
March 31, 2000              $5,000                   $4,958,000
$(1,212,000)



                                            AMERICASBANK CORP.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            (UNAUDITED)



Item 1.       Summary of Significant Accounting Policies:

Basis of Presentation
- ---------------------

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-KSB.

         The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the three months ended March 31, 2000 and 1999. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.




Comprehensive Income
- --------------------

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No, 130 establishes standards for reporting and the display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehen-sive income (loss) consists of net earnings (loss) and unrealized gains (losses)
 on securities available for sale and is presented as a separate component of stockholders' equity.



Earnings Per Share
- ------------------

         As a result of Common Stock equivalents being anti-dilutive, the Company's basic and diluted loss per common share are equal at March 31, 2000.

Item 2.

         Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

General
- -------

     The following discussion and related financial data for the Company provides an overview of the financial condition and results of operations of the Company and its wholly owned subsidiary, which is presented on a consolidated basis. The principal subsidiary is AmericasBANK. For the first three months, the Company reported a loss of $(143,000) in 2000 and $(73,000) in 1999.

     Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Annualized return (loss) on average assets for the three months ended March 31, 2000 was (3.34)% compared to (2.20)% for the same period in 1999.

     The annualized return (loss) on average shareholder's equity, which measures the income earned on the capital invested, for the three months ended March 31, 2000, was (14.98)% compared to (8.48)% for the three months ended March 31, 1999.

Net Interest Income
- -------------------

     Net interest income represents the Company's gross profit from lending and investment activities, and is the most significant component of the Company's earnings. Net interest income is the difference between interest and related fee income on earning assets (primarily loans and investments) and the cost of funds (primarily deposits and short-term borrowings) supporting them. To facilitate the analysis of net interest income, the attached table ("Average Balances - Yields and Rates") is presented.

     Net interest income for the first three months of 2000 totaled $154,000, increasing 32.8% from the $116,000 recorded for the same period in 1999. The Company's average interest-earning assets for the three months ending March 31, 2000, increased 33.0%, to $15,488,000, from $11,645,000 for the three months ended March 31, 1999. This increase in primarily funded by strong deposit growth for the Towson Branch generating an additional $3,887,000 in the first three months of 2000.

     The Company's net interest margin was 3.99% and 4.04% for the first quarter of 2000 and 1999 respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. This spread decreased by 26 basis points in the first quarter of 2000 when compared to the same period in the prior year. The yield on earning assets increased from 7.49% to7.92%, while rates paid on interest-bearing liabilities increased 69 basis points to 5.20%.

     The Company's refocused lending strategy has been to concentrate primarily on commercial and construction products since the conversion in September 1999 from a thrift to a commercial bank. This strategy has served to balance the Company's loan portfolio between mortgages and commercial products. For the quarter ended March 31, 2000, the loan portfolio consisted of approximately 51% mortgages and 37% commercial loans. For the quarter ended March 31, 1999, the loan portfolio consisted of approximately 67% mortgages and 14% commercial loans. This change in the mix has afforded the Company the opportunity to generate higher yielding loans, many of which will adjust with prime. A refinancing run on the higher yielding mortgages within the loan portfolio during the first quarter of 1999 largely offset this refocused lending strategy.

     The yield on investments improved 64 basis points as management sought to take advantage of what was deemed a favorable market in the first quarter of 2000. Excess liquidity was generated by the stronger than anticipated deposit growth of the Towson Branch which management has deemed core deposits. These funds were moved into investments of moderate term maturity that were offering higher than average yields. The remainder of the excess liquidity from the first quarter deposit growth has remained in federal funds which experienced an increase in yield of 80 basis points over the same period for 1999.

     Competition and increasing interest rates have caused a significant increase in the rate paid on interest-bearing liabilities. The Company operates within a competitive market with many competitors of significantly larger size. As the Federal Reserve moved to curb a robust economy throughout 2000, several interest rate hikes have cause upward pressure on deposit rates. Many of the Bank's competitors have been very aggressive in an attempt to gain market share. The Company is currently implementing several strategies to offer competitively priced products to its current and prospective customers. Additionally, management has begun implementing several service enhancements which it feels will sustain the Bank's deposit growth.

Non-interest Income
- -------------------

     Non-interest income increased $5000, or 50.0% for the three months ended March 31, 2000, when compared to the same period in 1999. This is primarily due to loan fee income generated by loans held for sale activity. Beginning mid-quarter, the Bank has associated with a mortgage company to fund a mortgage wholesale line. The Bank realized $4,500 in fee income in the first quarter 2000, and expects to recognize additional gain as pools of mortgages are sold.

     The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of non-interest income. However, the future results of any of these products or services cannot be predicted at this time.

Non-interest Expenses
- --------------------

     Non-interest expenses increases 48.7% or $96,000 for the three months ended March 31, 2000 when compared the first three months of 1999.

     Total salaries and benefits increased $90,000 or 150% when first quarter 2000 is compared to the first quarter 1999. The Bank added two senior officers including a senior lending officer and a chief financial officer, in addition to staffing up the Towson Branch which opened in September 1999. The Branch maintains a staff of six.

Allowance for Credit Losses and Problem Assets
- ----------------------------------------------

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past-due, impaired, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the quarter-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

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

     At March 31, 2000, the allowance for loan losses was 1.49% of total loans, which is considered by management to be sufficient to address the credit risk in the current loan portfolio.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.



                                                 Three Months Ended   Three
Months Ended
                                March 31, 2000        March 31, 1999

Allowance for loan losses,        $   138,000          $    85,000
beginning of period

  Loans charged off                    ---                   ---

  Recoveries                           ---                   ---

    Net loans charged off              ---                   ---

Provision for loan losses              19,000                2,000
                                   ----------           ----------

Allowance for loan losses,        $   157,000           $   87,000
end of period                     -----------           ----------

Loans (net of premiums and discounts):

Period-end balance                $10,529,000           $7,012,000

Average balance during period     $ 9,361,000           $6,850,000

Allowance as percentage of              1.49%                1.24%
period-end loan balance

Percent of average loans:

  Provision for loan losses             0.20%                0.03%

  Net charge-offs                      ---                   ---


The following table summarizes the allocation of allowance by loan type at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                              As of March 31, 2000     As of March 31, 1999
                              --------------------     --------------------
                                        Percent of               Percent of
                              Amount       Total        Amount     Total
                              ------    ----------      ------   ----------

Commercial -real estate     $ 41,000      26.11%       $12,000      13.79%
secured
Real estate - first           91,000      57.96         64,000      73.56
mortgages

Real estate - second          10,000       6.37          4,000       4.60
mortgages and home equity
Consumer                      11,000       7.01          4,000       4.60

Real estate construction       1,000       0.64          3,000       3.45

Commercial - not real          3,000       1.91            -          -
estate secured              --------      -----          ------    ------
Total                       $157,000     100.00%       $87,000     100.00%


Avg Balances - Yields and Rates <F1>
- ------------------------------------

                          Three Months Ended            Three Months Ended
                             March 31, 2000                March 31, 1999
                          ------------------            ------------------
                          Average    Income/ Yield/     Average    Income/
Yield/
Assets:                   Balance    Expense  Rate      Balance    Expense
Rate
                          -------    ------- -----      -------    -------
- -----

Loans receivable (net     9,361,000  211,000  9.04%     6,850,000  151,000
8.94%
of unearned income)<F2>

Loans held for sale         113,000    2,000  7.10%         --        --

Federal funds sold        3,791,000   55,000  5.82%     3,230,000   40,000
5.02%

Investments               2,223,000   38,000  6.86%     1,565,000   24,000
6.22%
                          ---------  -------  -----    ----------  -------
- -----
Total earning            15,488,000  306,000  7.92%    11,645,000  215,000
7.49%
assets<F3>

Non interest              1,647,000                     1,630,000
earning assets

Total assets             17,135,000                    13,275,000



Liabilities and stockholders' equity:

Interest bearing         11,733,000  152,000  5.20%     8,904,000    99,000
4.51%
deposits                 ----------  -------  -----     ---------    ------
- -----

Total interest-          11,733,000  152,000  5.20%     8,904,000    99,000
4.51%
bearing liabilities

Non-interest bearing      1,329,000                       568,000     ---
deposits                 ----------  -------  -----     ---------    ------
- ----

Total Deposits           13,062,000  152,000  4.67%     9,472,000    99,000
4.24%

Non-interest bearing        254,000                       361,000
liabilities

Stockholders' equity      3,819,000                     3,442,000
                         ----------                    ----------
Total liabilities        17,135,000                    13,275,000
and stockholders'
equity

Interest rate spread                          2.72%
2.98%

Net interest income                  154,000                        116,000
                                     -------                        -------
Net interest margin                           3.99%
4.04%

<F1>
     For the quarter ended March 31, 2000, average balances were calculated using daily averages. For the quarter ended March 31, 1999, average balances were calculated using month end averages, as daily averages were not available.

<F2>
     Loans on non-accrual status are included in the calculation of average balances.

<F3>
     From inception to March 31, 2000, the Bank has made no loans or investments that qualify for tax-exempt treatment and, had no tax-exempt income.




Quantitative and Qualitative Disclosures about Market Risk

     Asset / liability management involves the funding and investing strategies necessary to maintain an appropriate balance between interest sensitive assets and liabilities. It also involves providing adequate liquidity while sustaining stable growth in net interest income. Regular review and analysis of deposit and loan trends, cash flows in various categories of loans, and monitoring of interest spread relationships are vital to this process.

     The conduct of our banking business requires that we maintain adequate liquidity to meet changes in the composition and volume of assets and liabilities due to seasonal, cyclical, or other reasons. Liquidity describes the ability of the Company to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as for meeting current and future planned expenditures. This liquidity is typically provided by the funds received through customer deposits, investment securities, loan repayments, borrowings, and income. Management considers the current liquidity position to be adequate to meet the needs of the Company and its customers.

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same. For example, mortgage-backed securities may have contractual maturities well in excess of five years but, depending upon the interest rate carried by the specific underlying mortgages and the current prevailing rate of interest, these securities may be repaid in a shorter time period. Accordingly, management must make certain underlying assumptions with regard to the true interest rate sensitivity of an asset or liability if the actual volatility experienced differs from the contractual rate changes or maturities.

     Interest rate sensitivity is an important factor in the management of the composition and maturity configurations of the Company's earning assets and funding sources. Management manages the interest rate sensitivity position in order to maintain an appropriate balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Company's liquidity analysis, growth, and capital adequacy goals.

     The Company employs computer model simulations for monitoring interest rate sensitivity. Interest rate risk ("IRR") management has various sources and it is not simply the risk from rates rising and falling. In fact, there are four sources of IRR: repricing risk, basis risk, yield curve risk, and option risk. Gap modeling only focuses on repricing risk. Income simulations that incorporate cash flow analysis: (1) measure the size and direction of interest rate exposure under a variety of interest rate and yield curve shape scenarios; (2) provides the opportunity to capture all critical elements such as volume, maturity dates, repricing dates, and repayment volumes; (3) utilizes the data to clearly focus attention on critical variables; (4) are dynamic; and
(5)reflect changes in prevailing interest rates which affect different assets and liabilities in different ways. These simulations are run on a quarterly basis using an interest rate ramping technique to determine the effects on the Company's net interest income, assuming a gradual increase or decrease in interest rates over four successive quarters.

     The Company has an interest rate risk management policy that limits the amount of deterioration in net change in interest income to no more than 10.0% (+/-100), 12.0% (+/-200), 15.0% (+/-300) of net interest income. The model results for March 31, 2000 are as follows:


Change in Interest Rate Assumption            (000's omitted)
- --------------------------------------------------------------------------

              +100bp   +200bp   +300bp   -100bp   -200bp   -300bp
- --------------------------------------------------------------------------


Net interest income   $14     $25     $36     ($22)   ($52)   ($83)
Increase (decrease)

Net interest income   2.03    3.63    5.22    (3.19)  (7.55)  (12.05)
           % Change
- -------------------------------------------------------------------------

Capital Resources
- -----------------

     The following table shows the risk-bases capital and the leverage ratios for the Company as of March 31, 2000:



                                                                  To Be Well-
                                                               Capitalized Under
                                        For Capital Adequacy   Prompt Corrective
                     Actual                    Purposes        Action Provisions
                                               --------        -----------------
                     Amount      Ratio     Amount     Ratio     Amount
Ratio
                     ------      -----     ------     -----     ------
- -----
Total Risk-Based
Capital (to risk-
weighted assets)     $3,743,000  32.92%    $909,000   8.0%      $1,137,000
10.0%

Tier I Capital
(to risk-weighted
assets)              $3,604,000  31.69%    $455,000   4.0%      $682,000
6.0%
Tier I Capital
(to average assets)  $3,604,000  25.09%    $575,000   4.0%      $718,000
5.0%

Contingency Planning
- --------------------

     The Company has in place a Disaster Recovery Plan for its computer operations facility and a business resumption plan for its various departments. The mission-critical and support operations have been tested and proven satisfactory. In the event the Company cannot perform its own core business processes, the existing Disaster Recovery Plan would be followed to maintain critical core functions of the Bank.


         IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS
THAT INVOLVE RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THE COMPANY'S LIMITED OPERATING HISTORY AND HISTORY OF LOSSES; RISKS RELATED TO COMMERCIAL, CONSTRUCTION AND CONSUMER LENDING; RISKS RELATED TO NEW MANAGEMENT; IMPACT OF INTEREST RATE VOLATILITY ON DEPOSITS, INTEREST
RATE, LENDING AND OTHER RISKS ASSOCIATED WITH THE LOANS ACQUIRED FROM
RUSHMORE; RISK OF LOAN LOSSES; RISK OF BRANCH EXPANSION STRATEGY; IMPACT OF GOVERNMENT REGULATION ON OPERATING RESULTS; RISKS OF COMPETITIVE MARKET;
IMPACT OF MONETARY POLICY AND OTHER ECONOMIC FACTORS ON OPERATING RESULTS; UNCERTAINTY AS TO EFFECTS OF FEDERAL LEGISLATION; DEVELOPMENTS IN TECHNOLOGY; AND YEAR 2000 ISSUES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.


PART II - OTHER INFORMATION
          -----------------


Item 1.       Legal Proceedings.
         -----------------

                   None.

Item 2.       Changes in Securities and Use of Proceeds.
         -----------------------------------------

                   Not applicable.

Item 3.       Defaults Upon Senior Securities.
         -------------------------------

                   Not applicable.

Item 4.       Submission of Matters to a Vote of Securities Holders.
         -----------------------------------------------------

                   Not applicable.

Item 5.       Other Information.
         -----------------

                   Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.
         ---------------------------------

Exhibits

         The following exhibit is being filed herewith:

         a. EXHIBIT 27 Financial Data Schedule

         b. Reports on Form 8-K

         The Company filed with the SEC a Current Report on Form 8-K, Item 4, dated
April 10, 2000, to report the changes in registrant's certifying accountant. Effective as of April 10, 2000, the Audit Committee of the Board of Directors of AmericasBank Corp. ( the "Company") dismissed Arthur Anderson LLP as the Company's independent accountants, and appointed Keller Bruner & Company, LLP as the Company's independent accountants.

SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                                                      AmericasBANK CORP.


Date: May 11, 2000           By:  /s/ Kenneth D. Pezzulla

                                       Kenneth D. Pezzulla
                                            President and Chairman of the Board
of Directors
                                            (Principal Executive Officer)



Date: May 11, 2000        By:     /s/Steven T. Hudson

                                                 Steven T. Hudson
                                                 Chief Financial Officer
                                                 (Principal Financial and
Accounting Officer)







[ARTICLE] 9

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               MAR-31-2000
[CASH]                                         379,000
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                             3,554,000
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                  1,339,000
[INVESTMENTS-CARRYING]                         950,000
[INVESTMENTS-MARKET]                           950,000
[LOANS]                                     10,529,000
[ALLOWANCE]                                  (157,000)
[TOTAL-ASSETS]                              18,746,000
[DEPOSITS]                                  14,610,000
[SHORT-TERM]                                   148,000
[LIABILITIES-OTHER]                            246,000
[LONG-TERM]                                          0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         5,000
[OTHER-SE]                                   3,737,000
[TOTAL-LIABILITIES-AND-EQUITY]              18,746,000
[INTEREST-LOAN]                                213,000
[INTEREST-INVEST]                               93,000
[INTEREST-OTHER]                                     0
[INTEREST-TOTAL]                               306,000
[INTEREST-DEPOSIT]                             152,000
[INTEREST-EXPENSE]                             152,000
[INTEREST-INCOME-NET]                          154,000
[LOAN-LOSSES]                                   19,000
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                                293,000
[INCOME-PRETAX]                              (143,000)
[INCOME-PRE-EXTRAORDINARY]                           0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (143,000)
[EPS-BASIC]                                      (.29)
[EPS-DILUTED]                                    (.29)
[YIELD-ACTUAL]                                    3.99
[LOANS-NON]                                    211,000
[LOANS-PAST]                                         0
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                               138,000
[CHARGE-OFFS]                                        0
[RECOVERIES]                                         0
[ALLOWANCE-CLOSE]                              157,000
[ALLOWANCE-DOMESTIC]                           157,000
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0