Form 10QSB
period 2000-06-30
AMERICASBANK CORP
filed 2000-08-10
CIK 1040491

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10 - QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934.
     For the quarterly period ended June 30, 2000.

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act of 1934. For the transition period from _____________ to ______________.

                       Commission file number 000-22925



                              AMERICASBANK CORP.
       (Exact Name of Small Business Issuer as Specified in Its Charter)


                Maryland                                52-1948980
     (State or Other Jurisdiction of                (I. R. S. Employer
     Incorporation or Organization)                 Identification No.)


                    500 York Road, Towson, Maryland 21204
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 410-823-0500
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

              3621 East Lombard Street, Baltimore, Maryland 21224
--------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2000, there were 496,000 shares of Issuer's $.01 par value common stock outstanding.


Traditional Small Business Disclosure Format (check one):

Yes  X    No
    ---      ---

                         PART I - FINANCIAL INFORMATION
Item 1.
                              Financial Statements

                      AMERICASBANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

                                                      June 30,       December 31,
                                                        2000            1999
                                                     (unaudited)     (unaudited)
                                                     -----------     -----------
Assets
------
Cash and cash equivalents:
 On-hand and due from banks                          $   164,000     $   758,000
 Federal funds sold                                    2,735,000       3,008,000
Loans receivable, net                                 12,809,000       8,456,000
Loans held for sale                                            0               0
Investments - held-to-maturity                           890,000         998,000
Investments - available-for-sale                       1,526,000         497,000
Investment in restricted stocks                          212,000         306,000
Accrued interest receivable                              111,000          69,000
Property and equipment, net                              775,000         808,000
Other assets, net                                        176,000         201,000
                                                     -----------     -----------
     Total assets                                    $19,398,000     $15,101,000
                                                     ===========     ===========


Liabilities and Stockholders' Equity
------------------------------------
Deposits:
 Noninterest-bearing                                   1,234,000     $   735,000
 Interest-bearing                                     14,221,000      10,089,000
Mortgage escrow deposits                                 192,000         101,000
Accounts payable and accrued expenses                    154,000         287,000
                                                     -----------     -----------
     Total Liabilities                               $15,801,000     $11,212,000
                                                     -----------     -----------


Stockholders' Equity:
 Preferred stock, par value $0.01 per share,
 5,000,000 shares authorized, 0 shares issued
 and outstanding
 Common stock, par value $0.01 per share,
 5,000,000 shares authorized, 496,000 shares
 issued and outstanding                                    5,000           5,000
 Capital Surplus                                       4,958,000       4,958,000
 Accumulated deficit                                  (1,366,000)     (1,069,000)
 Accumulated other comprehensive income (loss)                 0          (5,000)
                                                     -----------     -----------
 Total stockholders' equity                            3,597,000       3,889,000
                                                     -----------     -----------
 Total liabilities and stockholders' equity          $19,398,000     $15,101,000
                                                     ===========     ===========


                      AMERICASBANK CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                  Three Months Ending           Six Months Ending
                                                June 30,        June 30,       June 30,     June 30,
                                                 2000            1999           2000          1999
                                              -----------    ------------   -----------    -----------
                                              (unaudited)    (unaudited)    (unaudited)    (unaudited)
Interest Income:
  Interest and fee income on loans            $ 276,000      $ 152,000      $ 489,000      $ 303,000
  Interest income on
    investment securities                        97,000         71,000        190,000        135,000
                                              ---------      ---------      ---------      ---------
  Total interest income                         373,000        223,000        679,000        438,000
Interest expense on deposits                    187,000        100,000        339,000        199,000
                                              ---------      ---------      ---------      ---------
  Net interest income                           186,000        123,000        340,000        239,000

Provision for Loan Losses                        39,000         28,000         58,000         30,000
                                              ---------      ---------      ---------      ---------

  Net interest income after
    provision for loan losses                   147,000         95,000        282,000        209,000
                                              ---------      ---------      ---------      ---------

Noninterest Income:
  Service fees and charges                       10,000          8,000         20,000         18,000
  Other income                                   18,000              -         23,000              -
                                              ---------      ---------      ---------      ---------
Total noninterest income                         28,000          8,000         43,000         18,000
                                              ---------      ---------      ---------      ---------

Noninterest Expenses:
  Salaries and benefits                         181,000         98,000        331,000        158,000
  Depreciation and amortization                  32,000         27,000         64,000         55,000
  Occupancy expense                               2,000          9,000         10,000         20,000
  Data processing                                20,000         15,000         43,000         32,000
  Professional fees                              29,000         59,000         48,000         89,000
  Marketing                                      16,000         22,000         30,000         34,000
  Office supplies                                 6,000         13,000         13,000         17,000
  Other operating expenses                       43,000         45,000         83,000         80,000
                                              ---------      ---------      ---------      ---------
  Total other operating expenses                329,000        288,000        622,000        485,000
                                              ---------      ---------      ---------      ---------

  Net Income (Loss) before
    provision for income taxes                 (154,000)      (185,000)      (297,000)      (258,000)
Provision for Income Taxes                            -              -              -              -
                                              ---------      ---------      ---------      ---------

Net Income (Loss)                             $(154,000)     $(185,000)     $(297,000)     $(258,000)
                                              =========      =========      =========      =========


Net Income (Loss) per common share:
      Basic and Diluted                           (0.31)         (0.37)         (0.60)         (0.57)

Weighted Average Shares
  Outstanding                                   496,000        496,000        496,000        454,000

                      AMERICASBANK CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six Months Ended
                                              June 30,      June 30,
                                                2000          1999
                                             (unaudited)   (unaudited)
                                             -----------   -----------
Cash Flows from Operating Activities:
 Net loss                                  $  (297,000)   $  (258,000)
 Adjustments to reconcile net loss to
  net cash from operating activities-
   Provision for loan losses                    58,000         30,000
   Depreciation and amortization                66,000         55,000
   Accretion of premium on mortgage
    backed securities                            4,000              0
   Decrease (increase) in accrued
    interest receivable                        (42,000)             0
   Decrease (increase) in other assets          12,000         32,000
   Decrease in accrued interest on
    deposits                                         0              0
   Disbursements for loans held for sale    (2,390,000)             0
   Proceeds from loans held for sale         2,390,000              0
   Increase (decrease) accounts payable
    and accrued expenses                      (133,000)        49,000
                                           -----------    -----------
     Net cash (used in) provided by
      operating activities                    (332,000)       (92,000)
                                           -----------    -----------

Cash Flows from Investing Activities:
 Purchase of investments - HTM                       0     (1,616,000)
 Principal repayments of investments - HTM     105,000        361,000
 Purchase of investments - AFS              (1,100,000)    (1,315,000)
 Principal repayments and sales of
  investments - AFS                             75,000              0
 Purchases of investments in restricted
  stocks                                       (45,000)        (2,000)
 Principal repayments of investments in
  restricted stocks                            139,000              0
 Loan principal disbursements               (6,413,000)    (2,362,000)
 Loan repayments on loans receivable         1,986,000      1,436,000
 Purchase of property and equipment             (4,000)       (45,000)
                                           -----------    -----------
   Net cash (used in) provided by
    investing activities                    (5,257,000)    (3,543,000)
                                           -----------    -----------

Cash Flows from Financing Activities:
 Increase (decrease) in time deposits        1,841,000       (164,000)
 Increase (decrease) in all other
  deposits                                   2,790,000        645,000
 Increase in mortgage escrow deposits           91,000         91,000
 Increase in other borrowings                        0              0
 Proceeds from common stock offering                 0      2,352,000
 Stock offering costs                                0       (207,000)
                                           -----------    -----------
   Net cash (used in) provided by
    financing activities                     4,722,000      2,717,000
                                           -----------    -----------

Increase (Decrease) in Cash and Cash
 Equivalents                                  (867,000)      (918,000)

Cash and Cash Equivalents, beginning of
 period                                      3,766,000      3,088,000
                                           -----------    -----------
Cash and Cash Equivalents, end of period   $ 2,899,000    $ 2,170,000
                                           ===========    ===========

                      AMERICASBANK CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE QUARTER ENDING JUNE 30, 2000 (unaudited)

                                                                               Accumulated
                                                                                  Other
                                            Additional      Accumulated        Comprehensive
                                   Common     Stock       Paid-in Capital      Deficit Loss        Total
                                   ------   ----------    ---------------      -------------       -----
December 31, 1999                  $5,000   $4,958,000     $(1,069,000)          $(5,000)        $3,889,000
                                                                                                 ----------

Net Loss                                                      (297,000)                            (297,000)

Other comprehensive
    Income (Loss):

    Net unrealized holding
    gains (losses) on
    available-for-sale
    securities                                                                     5,000              5,000
                                                                                                 ----------

Total comprehensive
 Income (Loss)                                                                                     (292,000)
-----------------------------------------------------------------------------------------------------------
Balance
June 30, 2000                      $5,000   $4,958,000     $(1,366,000)          $     0         $3,597,000
                                   ======   ==========     ===========           =======         ==========

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

     The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the six months ended June 30, 2000 and 1999. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.

Comprehensive Income
--------------------

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income (loss) consists of net earnings (loss) and unrealized gains (losses) on securities available for sale and is presented as a separate component of stockholders' equity.

Earnings Per Share
------------------

     As a result of Common Stock equivalents being anti-dilutive, the Company's basic and diluted loss per common share are equal at June 30, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

General
-------

     The following discussion and related financial data for the Company provides an overview of the financial condition and results of operations of the Company and its wholly owned subsidiary, which is presented on a consolidated basis. The principal subsidiary is AmericasBANK. For the three months ending June 30, 2000 and June 30, 1999 the Company reported a loss of $(154,000) and $(185,000). For the first six months, the Company reported a loss of $(297,000) in 2000 and $(258,000) in 1999.

     Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Annualized return (loss) on average assets for the three months ended June 30, 2000 and June 30, 1999 was (3.25%) and (5.20%), respectively. Annualized return (loss) on average assets for the six months ended June 30, 2000 was (3.29)% compared to (3.75)% for the same period in 1999. The annualized return (loss) on average shareholder's equity, which measures the income earned on the capital invested, for the three months ended June 30, 2000, was (16.83)% compared to (17.72)% for the three months ended June 30, 1999. For the six months ended June 30, 2000 and June 30, 1999, the annualized return (loss) on average shareholder's equity was (15.88%) and (13.55%), respectively.

Net Interest Income
-------------------

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

     Net interest income for the first three months of 2000 totaled $186,000, increasing 51.2% from the $123,000 recorded for the same period in 1999. Net interest income for the first six months of 2000 totaled $340,000, increasing 42.3% from the $239,000 recorded for the same period in 1999. The Company's average interest-earning assets for the three months ending June 30, 2000, increased 36.3%, to $17,950,000, from $13,171,000 for the three months ended June 30, 1999. The Company's average interest-earning assets for the six months ending June 30, 2000, increased 34.7%, to $16,719,000, from $12,408,000 for the six months ended June 30, 1999. This increase in primarily funded by strong deposit growth for the Towson Branch generating an additional $4,416,000 in the first six months of 2000.

     The Company's net interest margin was 4.17% and 3.75% for the three months ended June 30, 2000 and June 30, 1999 respectively. For the first six months, the net interest margin was 4.08% and 3.89% for 2000 and 1999 respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. This spread increased by 49 basis points in the three months ended June 30, 2000 when compared to the same period in the prior year. This spread increased by 5 basis points in the first six months of 2000 when compared to the same period in the prior year. For the three months ended June 30, 2000 and June 30, 1999, the yield on earning assets increased from 6.78% to 8.32% respectively. Rates paid on interest-bearing liabilities increased 105 basis points to 5.47% for the three months ended June 30, 2000 when compared to the same period in the prior year. The yield on earning assets increased from 7.12% to 8.14%, while rates paid on interest-bearing liabilities increased 97 basis points to 5.45% for the six months ended June 30, 2000 when compared to the same period in the prior year.

     The Company's refocused lending strategy has been to concentrate primarily on commercial and construction products since the conversion in September 1999 from a thrift to a commercial bank. This strategy has served to balance the Company's loan portfolio between mortgages and commercial products. For the quarter ended June 30, 2000, the loan portfolio consisted of approximately 49.0% mortgages and 35.2% commercial loans. As of June 30, 1999 the loan portfolio consisted of approximately 61.7% mortgages and 21.8% commercial loans. This change in the mix has afforded the Company the opportunity to generate higher yielding loans, many of which will adjust with prime. The yield on investments improved 173 basis points as management sought to take advantage of what was deemed a favorable market in the first six months of 2000. Excess liquidity was generated by the stronger than anticipated deposit growth of the Towson Branch which management has deemed core deposits. These funds were moved into investments of moderate term maturity that were offering higher than average yields. The remainder of the excess liquidity from the first six months of deposit growth has remained in federal funds which experienced an increase in yield of 123 basis points over the same period for 1999.

     Competition and increasing interest rates have caused a significant increase in the rate paid on interest-bearing liabilities. The Company operates within a competitive market with many competitors of significantly larger size. As the Federal Reserve moved to curb a robust economy throughout 1999 and 2000, several interest rate hikes have cause upward pressure on deposit rates. Many of the Bank's competitors have been very aggressive in an attempt to gain market share. The Company is currently implementing several strategies to offer competitively priced products to its current and prospective customers. Additionally, management has begun implementing several service enhancements which it feels will sustain the Bank's deposit growth.

Noninterest Income
------------------

     Noninterest income increased $25,000, or 138.9% for the six months ended June 30, 2000, when compared to the same period in 1999. For the three months ending June 30, 2000, noninterest income increased $20,000 when compared to the same period for 1999. This is primarily due to loan fee income generated by loans held for sale activity. Beginning February 2000, the Bank has associated with a mortgage company to fund a mortgage wholesale line. The Bank realized $13,000 in fee income in the first six months of 2000, and $10,000 was recognized in gains as pools of mortgages were sold.

     The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

Noninterest Expenses
--------------------

     Noninterest expenses increased 28.2% or $137,000 for the six months ended June 30, 2000 when compared to the first six months of 1999. For the three months ending June 30, 2000, noninterest expenses increased $41,000 when compared to the same period prior year.

     Total salaries and benefits increased $173,000 or 109.5% when the first six months of 2000 are compared to the first six months of 1999. The Bank added two senior officers including a senior lending officer and a chief financial officer, in addition to staffing up the Towson Branch which opened in September 1999. The Branch maintains a staff of six.

Allowance for Credit Losses and Problem Assets
----------------------------------------------

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

     At June 30, 2000, the allowance for loan losses was 1.51% of total loans, which is considered by management to be sufficient to address the credit risk in the current loan portfolio.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                               Six Months Ended         Six Months Ended
                                                                June 30, 2000            June 30, 1999
                                                               ----------------         ----------------
Allowance for loan losses, beginning of period                 $   138,000               $   85,000
   Loans charged off                                                   ---                      ---
   Recoveries                                                          ---                      ---
      Net loans charged off                                            ---                      ---
Provision for loan losses                                           58,000                   30,000
                                                               -----------               ----------
Allowance for loan losses, end of period                       $   196,000               $  115,000
                                                               ===========               ==========
Loans (net of premiums and discounts):
Period-end balance                                             $13,005,000               $7,603,000
Average balance during period                                  $10,607,000               $7,072,000
Allowance as percentage of period-end loan balance                    1.51%                    1.51%
Percent of average loans:
   Provision for loan losses                                          0.55%                    0.42%
   Net charge-offs                                                      --                       --


     The following table summarizes the allocation of allowance by loan type at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                           As of June 30, 2000                  As of June 30, 1999
                                        -------------------------            -------------------------
                                                       Percent of                           Percent of
                                        Amount            Total              Amount            Total
                                        ------         ----------            ------         ----------
Commercial - real estate secured       $ 65,000           33.2%             $ 24,000           20.9%
Real estate - first mortgages            96,000           49.0                71,000           61.7
Real estate - second mortgages           19,000            9.7                 2,000            1.7
 and home equity
Consumer                                 11,000            5.6                 5,000            4.3
Real estate construction                  1,000            0.5                12,000           10.4
Commercial - not real estate              4,000            2.0                 1,000            0.9
 secured                               --------          -----              --------          -----
Total                                  $196,000          100.0%             $115,000          100.0%
                                       ========          =====              ========          =====

Average Balances - Yields and Rates(1)
--------------------------------------
                                                                Six Months Ended                        Six Months Ended
                                                                 June 30, 2000                            June 30, 1999
                                                       ---------------------------------         ------------------------------
                                                       Average        Income/     Yield/         Average       Income/   Yield/
Assets:                                                Balance        Expense      Rate          Balance       Expense    Rate
                                                       -------        -------     ------         -------       -------   ------
Loans receivable (net of unearned income)(2)          10,607,000      476,000      9.00%        7,072,000     303,000     8.64%
Loans held for sale                                      312,000       13,000      8.36%                -           -
Federal funds sold                                     3,363,000      101,000      6.02%        3,244,000      77,000     4.79%
Investments                                            2,437,000       89,000      7.32%        2,092,000      58,000     5.59%
                                                      ----------      -------      ----        ----------     -------     ----

Total earning assets(3)                               16,719,000      679,000      8.14%       12,408,000     438,000     7.12%

Non interest earning assets                            1,319,000                                1,348,000

Total assets                                          18,038,000                               13,756,000
                                                      ==========                               ==========


Liabilities and stockholders' equity:

Interest bearing deposits                             12,470,000      339,000      5.45%        8,951,000     199,000     4.48%
                                                      ----------      -------      ----        ----------     -------     ----

Total interest-bearing liabilities                    12,470,000      339,000      5.45%        8,951,000     199,000     4.48%

Non-interest bearing deposits                          1,596,000                                  646,000           -
                                                      ----------      -------      ----        ----------     -------     ----
Total Deposits                                        14,066,000      339,000      4.83%        9,597,000     199,000     4.18%

Non-interest bearing liabilities                         232,000                                  350,000
Stockholders' equity                                   3,740,000                                3,809,000
                                                      ----------                               ----------

Total liabilities and stockholders' equity            18,038,000                               13,756,000
                                                      ==========                               ==========

Interest rate spread                                                               2.69%                                  2.64%

Net interest income                                                   340,000                                 239,000
                                                                      =======                                 =======

Net interest margin                                                                4.08%                                  3.89%

  (1) For the quarter ended June 30, 2000, average balances were calculated using daily averages. For the quarter ended June 30, 1999, average balances were calculated using month end averages, as daily averages were not available.
  (2) Loans on non-accrual status are included in the calculation of average balances.
  (3) From inception to June 30, 2000, the Bank has made no loans or investments that qualify for tax-exempt treatment and, had no tax-exempt income.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     Asset/liability management involves the funding and investing strategies necessary to maintain an appropriate balance between interest sensitive assets and liabilities. It also involves providing adequate liquidity while sustaining stable growth in net interest income. Regular review and analysis of deposit and loan trends, cash flows in various categories of loans, and monitoring of interest spread relationships are vital to this process.

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

     The Company employs computer model simulations for monitoring interest rate sensitivity. Interest rate risk ("IRR") management has various sources and it is not simply the risk from rates rising and falling. In fact, there are four sources of IRR: repricing risk, basis risk, yield curve risk, and option risk. Gap modeling only focuses on repricing risk. Income simulations that incorporate cash flow analysis: (1) measure the size and direction of interest rate exposure under a variety of interest rate and yield curve shape scenarios; (2) provides the opportunity to capture all critical elements such as volume, maturity dates, repricing dates, and repayment volumes; (3) utilizes the data to clearly focus attention on critical variables; (4) are dynamic; and (5) reflect changes in prevailing interest rates which affect different assets and liabilities in different ways. These simulations are run on a quarterly basis using an interest rate ramping technique to determine the effects on the Company's net interest income, assuming a gradual increase or decrease in interest rates over four successive quarters. The Company has an interest rate risk management policy that limits the amount of deterioration in net change in interest income to no more than 10.0% (+/-100), 12.0% (+/-200), 15.0% (+/-300) of net interest income.
The model results for June 30, 2000 are as follows:

Change in Interest Rate Assumption            (000's omitted)
--------------------------------------------------------------------------------
                    +100bp    +200bp    +300bp    -100bp    -200bp    -300bp
--------------------------------------------------------------------------------
Net interest income
Increase (decrease)  $16       $30       $44      ($20)     ($44)     ($70)
Net interest income
     % Change        2.1%      3.9%      5.7%     (2.6%)    (5.7%)    (9.0%)
--------------------------------------------------------------------------------

Capital Resources
-----------------

     The following table shows the risk-based capital and the leverage ratios for the Company as of June 30, 2000:

                                                                                         To Be Well-Capitalized
                                                             For Capital Adequacy        Under Prompt Corrective
                                                                   Purposes                  Action Provisions
                              Actual                         ---------------------       -----------------------
                              Amount          Ratio          Amount          Ratio         Amount         Ratio
                              ------          -----          ------          -----         ------         -----
Total Risk-Based
 Capital
(to risk-weighted
 assets)                     $3,793,000        30.1%       $1,007,000         8.0%       $1,259,000        10.0%

Tier I Capital
(to risk-weighted
 assets)                     $3,597,000        28.6%       $  504,000         4.0%       $ 755,0000         6.0%

Tier I Capital
(to average assets)          $3,597,000        19.9%       $  722,000         4.0%       $  902,000         5.0%

Contingency Planning
--------------------

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


     IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THE COMPANY'S LIMITED OPERATING HISTORY AND HISTORY OF LOSSES; RISKS RELATED TO COMMERCIAL, CONSTRUCTION AND CONSUMER LENDING; RISKS RELATED TO NEW MANAGEMENT; IMPACT OF INTEREST RATE VOLATILITY ON DEPOSITS, LENDING AND OTHER RISKS ASSOCIATED WITH THE LOANS ACQUIRED FROM RUSHMORE; RISK OF LOAN LOSSES; RISK OF BRANCH EXPANSION STRATEGY; IMPACT OF GOVERNMENT REGULATION ON OPERATING RESULTS; RISKS OF COMPETITIVE MARKET; IMPACT OF MONETARY POLICY AND OTHER ECONOMIC FACTORS ON OPERATING RESULTS; UNCERTAINTY AS TO EFFECTS OF FEDERAL LEGISLATION; AND DEVELOPMENTS IN TECHNOLOGY. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.

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

                                        AmericasBANK CORP.


Date: August 3, 2000       By: ________________________________________
                               Kenneth D. Pezzulla
                               President and Chairman of the Board of Directors (Principal Executive Officer)



Date: August 3, 2000       By: _______________________________________
                               Steven T. Hudson
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)