Form 10QSB
period 2000-09-30
AMERICASBANK CORP
filed 2000-11-14
CIK 1040491

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10 - QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934.
     For the quarterly period ended September 30, 2000.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000, there were 496,000 shares of Issuer's $.01 par value common stock outstanding.

Traditional Small Business Disclosure Format (check one):

Yes  X    No
    ---      ---

                         PART I - FINANCIAL INFORMATION
Item 1.
                              Financial Statements

                      AMERICASBANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                        September 30,    December 31,
                                                             2000            1999
                                                         (unaudited)     (unaudited)
                                                         -----------     -----------
Assets
------
Cash and cash equivalents:
     On-hand and due from banks                          $   630,000     $   758,000
     Federal funds sold                                    3,166,000       3,008,000

 Total loans receivable (net of unearned income)          16,448,000       8,594,000
     Allowance for Loan Loss                                (246,000)       (138,000)
                                                         -----------     -----------
     Loan Receivable, net                                 16,202,000       8,456,000
Investments - held-to-maturity                               813,000         998,000
Investments - available-for-sale                           1,507,000         497,000
Investment in restricted stocks                              212,000         306,000
Property and equipment, net                                  798,000         808,000
Accrued interest receivable and other assets                 308,000         270,000
                                                         -----------     -----------
Total assets                                             $23,636,000     $15,101,000
                                                         ===========     ===========

Liabilities and Stockholders' Equity
------------------------------------
Deposits:
    Noninterest-bearing                                  $ 1,292,000     $   836,000
    Interest-bearing                                      18,692,000      10,089,000
                                                         -----------     -----------
    Total Deposits                                        20,082,000      10,925,000

Accounts payable and accrued expenses                        101,000         287,000
                                                         -----------     -----------
          Total Liabilities                              $20,183,000     $11,212,000
                                                         -----------     -----------

Stockholders' Equity:
    Preferred stock, par value $0.01 per share,
     5,000,000 shares authorized, 0 shares issued
     and outstanding
    Common stock, par value $0.01 per share,
     5,000,000 shares authorized, 496,000 shares
     issued and outstanding                                    5,000           5,000
    Capital Surplus                                        4,958,000       4,958,000
    Accumulated deficit                                   (1,519,000)     (1,069,000)
    Accumulated other comprehensive income (loss)              9,000          (5,000)
                                                         -----------     -----------
    Total stockholders' equity                             3,453,000       3,889,000
                                                         -----------     -----------

Total liabilities and stockholders' equity               $23,636,000     $15,101,000
                                                         ===========     ===========

                      AMERICASBANK CORP. and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ending                       Nine Months Ending
                                             September 30,      September 30,        September 30,        September 30,
                                                 2000               1999                 2000                 1999
                                             -------------      -------------        -------------        -------------
                                              (unaudited)        (unaudited)          (unaudited)          (unaudited)
Interest Income:
Interest and fee income on loans             $ 326,000           $ 167,000           $  815,000           $ 470,000
Interest income on
  investment securities                         96,000              85,000              286,000             220,000
                                             ---------           ---------           ----------           ---------
Total interest income                          422,000             252,000            1,101,000             690,000
Interest expense on deposits                   244,000             108,000              583,000             307,000
                                             ---------           ---------           ----------           ---------
Net interest income                            178,000             144,000              518,000             383,000

Provision for Loan Losses                       50,000              11,000              108,000              41,000
                                             ---------           ---------           ----------           ---------

Net interest income after
  provision for loan losses                    128,000             133,000              410,000             342,000
                                             ---------           ---------           ----------           ---------

Noninterest Income:
  Service fees and charges                      10,000              11,000               30,000              29,000
  Other income                                       0                   -               23,000                   -
                                             ---------           ---------           ----------           ---------
Total noninterest income                        10,000              11,000               53,000              29,000
                                             ---------           ---------           ----------           ---------

Noninterest Expenses:
Salaries and benefits                          151,000             128,000              482,000             286,000
Depreciation and amortization                   34,000              29,000               98,000              84,000
Occupancy expense                                4,000              13,000               14,000              33,000
Data processing                                 18,000              18,000               61,000              50,000
Professional fees                               12,000              26,000               60,000             115,000
Marketing                                       12,000              28,000               42,000              62,000
Office supplies                                  4,000               7,000               17,000              24,000
Other operating expenses                        56,000              42,000              139,000             122,000
                                             ---------           ---------           ----------           ---------
Total other operating expenses                 291,000             291,000              913,000             776,000
                                             ---------           ---------           ----------           ---------

Net Income (Loss) before
  provision for income taxes                  (153,000)           (147,000)            (450,000)           (405,000)
Provision for Income Taxes                           -                   -                    -                   -
                                             ---------           ---------           ----------           ---------

Net Income (Loss)                            $(153,000)          $(147,000)          $ (450,000)          $(405,000)
                                             =========           =========           ==========           =========


Net Income (Loss) per common share:
      Basic and Diluted                          (0.31)              (0.30)               (0.91)              (0.87)

Weighted Average Shares
  Outstanding                                  496,000             496,000              496,000             468,000

                      AMERICASBANK CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended
                                             September 30,    September 30,
                                                 2000             1999
                                              (unaudited)      (unaudited)
                                             -------------    -------------
Cash Flows from Operating Activities:
 Net loss                                   $   (450,000)    $   (405,000)
 Adjustments to reconcile net loss to
  net cash from operating activities-
   Provision for loan losses                     108,000           41,000
   Depreciation and amortization                 100,000           84,000
   Amortization of premium on mortgage
    backed securities                              6,000            5,000
   Decrease (increase) in accrued
    interest receivable and other assets         (65,000)           8,000
   Disbursements for loans held for sale      (2,390,000)               0
   Proceeds from loans held for sale           2,390,000                0
   Increase (decrease) accounts payable
    and accrued expenses                        (186,000)         152,000
                                            ------------     ------------
     Net cash (used in) provided by
      operating activities                      (487,000)        (117,000)
                                            ------------     ------------

Cash Flows from Investing Activities:
 Purchase of investments - HTM                         0       (1,066,000)
 Principal repayments of investments - HTM       180,000          444,000
 Purchase of investments - AFS                (1,100,000)      (2,028,000)
 Principal repayments and sales of
  investments - AFS                              103,000       2,027,0000
 Purchases of investments in restricted
  stocks                                         (45,000)        (252,000)
 Principal repayments of investments in
  restricted stocks                              139,000                0
 Loan principal disbursements                (10,466,000)      (3,889,000)
 Loan repayments on loans receivable           2,596,000        3,197,000
 Purchase of property and equipment              (47,000)         (92,000)
                                            ------------     ------------
   Net cash (used in) provided by
    investing activities                      (8,640,000)      (1,659,000)
                                            ------------     ------------
Cash Flows from Financing Activities:
 Increase (decrease) in time deposits          6,743,000          141,000
 Increase (decrease) in all other
  deposits                                     2,414,000          868,000
 Increase in other borrowings                          0          220,000
 Proceeds from common stock offering                   0        2,352,000
 Stock offering costs                                  0         (207,000)
                                            ------------     ------------
   Net cash (used in) provided by
    financing activities                       9,157,000        3,374,000
                                            ------------     ------------

Increase (Decrease) in Cash and Cash
 Equivalents                                      30,000        1,598,000

Cash and Cash Equivalents, beginning of
 period                                        3,766,000        3,088,000
                                            ------------     ------------

Cash and Cash Equivalents, end of period    $  3,796,000     $  4,686,000

                      AMERICASBANK CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE QUARTER ENDING SEPTEMBER 30, 2000 (unaudited)

                                                                        Accumulated
                                                                           Other
                                Common      Capital      Accumulated   Comprehensive
                                Stock       Surplus        Deficit      Gain (Loss)       Total
-----------------------------------------------------------------------------------------------------
December 31, 1999               $5,000    $4,958,000     $(1,069,000)    $(5,000)      $3,889,000
                                                                                       ----------
Net Income  (Loss)                                          (450,000)                    (450,000)

Other comprehensive
    Income (Loss):

    Net unrealized holding
    gains (losses) on
    available-for-sale
    securities                                                            14,000           14,000
                                                                                       ----------
Total comprehensive
    Income (Loss)                                                                        (436,000)
-----------------------------------------------------------------------------------------------------
Balance
September 30, 2000              $5,000    $4,958,000     $(1,519,000)    $ 9,000       $3,453,000
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

     The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the nine months ended September 30, 2000 and 1999. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.

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

Earnings Per Share
------------------

     The Company's basic and diluted loss per common share for the three months ending September 30, 2000 was ($0.31). For the nine months ending September 30, 2000, the basic and diluted loss per common share was ($.91).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

The following discussion and related financial data for the Company provides an overview of the financial condition and results of operations of the Company and its wholly owned subsidiary, which is presented on a consolidated basis. The principal subsidiary is AmericasBANK. For the three months ending September 30, 2000 and September 30, 1999 the Company reported a loss of $(153,000) and $(147,000). For the first nine months, the Company reported a loss of $(450,000) in 2000 and $(405,000) in 1999.

Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Annualized return (loss) on average assets for the three months ended September 30, 2000 and September 30, 1999 was (2.79%) and (4.05%), respectively. Annualized return (loss) on average assets for the nine months ended September 30, 2000 was (3.10)% compared to (3.85)% for the same period in 1999. The annualized return (loss) on average shareholder's equity, which measures the income earned on the capital invested, for the three months ended September 30, 2000, was (17.37)% compared to (14.32)% for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and September 30, 1999, the annualized return (loss) on average shareholder's equity was (16.36%) and (13.82%), respectively.

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

For the three months ending September 30, 2000, net interest income totaled $178,000, increasing 23.6% from the $144,000 reported for the same period in 1999. For the first nine months of 2000, net interest income totaled $518,000, increasing 35.3% from the $383,000 reported during the same period in 1999. The Company's average interest-earning assets for the three months ending September 30, 2000, increased 55.1%, to $20,292,000, from $13,083,000 for the three months ended September 30, 1999. The Company's average interest-earning assets for the nine months ending September 30, 2000, increased 41.8%, to $17,910,000, from $12,633,000 for the nine months ended September 30, 1999.

This increase is primarily funded by strong deposit growth for the Towson Branch generating an additional $8,456,000 in the first nine months of 2000.

The Company's net interest margin was 3.49% and 4.37% for the three months ended September 30, 2000 and September 30, 1999 respectively. For the first nine months, the net interest margin was 3.86% and 4.05% for 2000 and 1999 respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. This spread decreased by 76 basis points in the three months ended September 30, 2000 when compared to the same period in the prior year. This spread decreased by 24 basis points in the first nine months of 2000 when compared to the same period in the prior year. For the three months ended September 30, 2000 and September 30, 1999, the yield on earning assets increased from 7.64% to 8.27% respectively. Rates paid on interest-bearing liabilities increased 137 basis points to 5.96% for the three months ended September 30, 2000 when compared to the same period in the prior year. The yield on earning assets increased from 7.30% to 8.21%, while rates paid on interest-bearing liabilities increased 114 basis points to 5.65% for the nine months ended September 30, 2000 when compared to the same period in the prior year.

The Company's refocused lending strategy has been to concentrate primarily on commercial and construction products since the conversion in September 1999 from a thrift to a commercial bank. This strategy has served to balance the Company's loan portfolio between mortgages and commercial products. For the quarter ended September 30, 2000, the loan portfolio consisted of approximately 46.8% mortgages and 33.2% commercial loans. As of September 30, 1999 the loan portfolio consisted of approximately 65.8% mortgages and 24.0% commercial loans. This change in the mix has afforded the Company the opportunity to generate higher yielding loans, many of which will adjust with prime.

The yield on investments improved 224 basis points as management sought to take advantage of what was deemed a favorable market in the first nine months of 2000. Liquidity was generated by the stronger than anticipated deposit growth of the Towson Branch. These funds were moved into investments of moderate term maturity that were offering higher than average yields. The remainder of the liquidity from the first nine months of deposit growth has remained in federal funds, which experienced an increase in yield of 42 basis points over the same period for 1999.

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

Noninterest Income
------------------

Noninterest income increased $24,000, or 82.8% for the nine months ended September 30, 2000, when compared to the same period in 1999. For the three months ending September 30, 2000, noninterest income decreased $1,000 when compared to the same period for 1999. Beginning February 2000, the Bank has associated with a mortgage company to fund a mortgage wholesale line. The Bank realized

$13,000 in fee income in the first six months of 2000, and $10,000 was recognized in gains as pools of mortgages were sold. During the second quarter of 2000, the investor purchasing the pools vacated the mortgage wholesaling market leaving the Bank unexpectedly without an investor for the mortgage wholesale program. The Bank is currently seeking to reestablish this relationship with another investor.

The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

Noninterest Expenses
--------------------

Noninterest expenses increased 17.7% or $137,000 for the nine months ended September 30, 2000 when compared the first nine months of 1999. For the three months ending September 30, 2000, and September 30, 1999, noninterest expenses were $291,000.

Total salaries and benefits increased $196,000 or 68.5% when the first nine months of 2000 is compared to the first nine months of 1999. The Bank added a senior lending officer in April 1999, and a chief financial officer in August 1999. Additionally, the Towson Branch was staffed for it's opening in September 1999. The Branch currently maintains a staff of four.

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

At September 30, 2000, the allowance for loan losses was 1.50% of total loans, which is considered by management to be sufficient to address the credit risk in the current loan portfolio.

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                            Nine Months Ended        Nine Months Ended
                                                            September 30, 2000       September 30, 1999
                                                            ------------------       ------------------
Allowance for loan losses, beginning of period                 $   138,000               $   85,000
   Loans charged off                                                    --                       --
   Recoveries                                                           --                       --
      Net loans charged off                                             --                       --
Provision for loan losses                                          108,000                   41,000
                                                               -----------               ----------
Allowance for loan losses, end of period                       $   246,000               $  126,000
                                                               ===========               ==========
Loans (net of premiums and discounts):
Period-end balance                                             $16,448,000               $7,380,000
Average balance during period                                  $11,997,000               $7,270,000
Allowance as percentage of period-end loan balance                    1.50%                    1.69%
Percent of average loans:
   Provision for loan losses                                          0.90%                    0.56%
   Net charge-offs                                                      --                       --

The following table summarizes the allocation of allowance by loan type at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                            As of September 30, 2000                As of September 30, 1999
                                        ------------------------------           -----------------------------
                                                           Percent of                               Percent of
                                        Amount            Total  Loans           Amount            Total Loans
                                        ------            ------------           ------            -----------
Commercial - real estate secured       $ 76,000               30.9%             $ 25,000               19.8%
Real estate - first mortgages           115,000               46.8                82,000               65.1
Real estate - second mortgages           29,000               11.8                 2,000                1.6
 and home equity
Consumer                                 19,000                7.7                11,000                8.7
Real estate construction                  2,000                0.8                     0                0.0
Commercial - not real estate              5,000                2.0                 6,000                4.8
 secured                               --------              -----              --------
Total                                  $246,000              100.0%             $126,000              100.0%
                                       ========              =====              ========              =====

Average Balances - Yields and Rates(1)
--------------------------------------
                                                            Nine Months Ended                          Nine Months Ended
                                                            September 30, 2000                         September 30, 1999
                                                     -------------------------------           --------------------------------
                                                     Average     Income/      Yield/           Average       Income/     Yield/
Assets:                                              Balance     Expense       Rate            Balance       Expense      Rate
                                                     -------     -------      ------           -------       -------     ------
Loans receivable (net of unearned income)(2)       11,997,000     802,000     8.93%           7,270,000      470,000     8.64%
Loans held for sale                                   207,000      13,000     8.39%                   -            -
Federal funds sold                                  3,164,000     148,000     6.25%           3,120,000      136,000     5.83%
Investments                                         2,542,000     138,000     7.25%           2,243,000       84,000     5.01%
                                                   ----------   ---------     ----           ----------      -------     ----
Total earning assets(3)                            17,910,000   1,101,000     8.21%          12,633,000      690,000     7.30%

Non interest earning assets                         1,293,000                                 1,377,000

Total assets                                       19,203,000                                14,010,000
                                                   ==========                                ==========

Liabilities and stockholders' equity:

Interest bearing deposits                          13,778,000     583,000     5.65%           9,080,000      306,000     4.51%
Other Borrowings                                                                                 22,000        1,000     6.08%
                                                   ----------   ---------     ----           ----------      -------     ----
Total interest-bearing liabilities                 13,778,000     583,000     5.65%           9,080,000      307,000     4.51%


Non-interest bearing deposits                       1,357,000                                   655,000
                                                   ----------   ---------     ----           ----------      -------     ----
Total deposits and interest bearing liabilities    15,135,000     583,000     5.15%           9,757,000      307,000     4.21%

Non-interest bearing liabilities                      400,000                                   345,000
Stockholders' equity                                3,668,000                                 3,908,000
                                                   ----------                                ----------

Total liabilities and stockholders' equity         19,203,000                                14,010,000
                                                   ==========                                ==========

Interest rate spread                                                          2.56%                                      2.80%

Net interest income                                               518,000                                    383,000
                                                                =========                                    =======

Net interest margin                                                           3.86%                                      4.05%

  (1) For the quarter ended September 30, 2000, average balances were calculated using daily averages. For the quarter ended September 30, 1999, average balances were calculated using month end averages, as daily averages were not available.
  (2) Loans on non-accrual status are included in the calculation of average balances.
  (3) From inception to September 30, 2000, the Bank has made no loans or investments that qualify for tax-exempt treatment and, had no tax-exempt income.

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

The Company employs computer model simulations for monitoring interest rate sensitivity. Interest rate risk ("IRR") management has various sources and it is not simply the risk from rates rising and falling. In fact, there are four sources of IRR: repricing risk, basis risk, yield curve risk, and option risk. Gap modeling only focuses on repricing risk. Income simulations that incorporate cash flow analysis: (1) measure the size and direction of interest rate exposure under a variety of interest rate and yield curve shape scenarios; (2) provides the opportunity to capture all critical elements such as volume, maturity dates, repricing dates, and repayment volumes; (3) utilizes the data to clearly focus attention on critical variables; (4) are dynamic; and (5) reflect changes in prevailing interest rates which affect different assets and liabilities in different ways. These simulations are run on a quarterly basis using an interest rate ramping technique to determine the effects on the Company's net interest income, assuming a gradual increase or decrease in interest rates over four successive quarters. The Company has an interest rate risk management policy that limits the amount of deterioration in net change in interest income to no more than 10.0% (+/-100), 12.0% (+/-200), 15.0% (+/-300) of net interest income.
The model results for September 30, 2000 are as follows:

Change in Interest Rate Assumption            (000's omitted)
-------------------------------------------------------------------------------

                      +100bp  +200bp  +300bp   -100bp     -200bp     -300bp
-------------------------------------------------------------------------------
Net interest income
Increase (decrease)    $15     $29      $42     $(23)      $(49)      $(75)
Net interest income
     % Change          1.9%    3.6%     5.3%    (2.9)%     (6.1)%     (9.4)%
-------------------------------------------------------------------------------

Capital Resources
-----------------

The following table shows the risk-based capital and the leverage ratios for the Company as of September 30, 2000:

                                                                                         To Be Well-Capitalized
                                                              For Capital Adequacy       Under Prompt Corrective
                                                                    Purposes                Action Provisions
                               Actual                        ---------------------       -----------------------
                               Amount         Ratio          Amount          Ratio         Amount         Ratio
                               ------         -----          ------          -----         ------         -----
Total Risk-Based Capital
(to risk-weighted assets)    $3,559,000        22.9%       $1,246,000         8.0%       $1,557,000        10.0%

Tier I Capital
(to risk-weighted assets)    $3,313,000        21.3%       $  623,000         4.0%       $ 934,0000         6.0%

Tier I Capital               $3,313,000        17.3%       $  768,000         4.0%       $  960,000         5.0%
(to average assets)

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

                            AmericasBANK CORP.


Date: November 6, 2000      By: ________________________________________
                                Kenneth D. Pezzulla
                                President and Chairman of the Board of Directors (Principal Executive Officer)



Date: November 6, 2000      By: _______________________________________
                                Steven T. Hudson
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)