Form 10KSB
period 2000-12-31
AMERICASBANK CORP
filed 2001-04-17
CIK 1040491

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                        Commission File Number 000-22925


                               AmericasBank Corp.
                               ------------------
                 (Name of small business issuer in its charter)

     Maryland                                   52-1948980
     --------                                  -------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)


               500 York Road, Baltimore, Maryland            21204
               ----------------------------------           -------
               (Address of principal executive offices)    (Zip Code)

                    Issuer's telephone number: 410-823-0500
                    ---------------------------------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       -     -

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $1,654,000.

     The aggregate market value of the common equity held by non-affiliates was $1,095,518 as of March 31, 2001, based on a sales price of $4.62 per share of Common Stock, which is the sales price at which the Common Stock was last traded on March 31, 2001 as reported by the OTC Bulletin Board. There is no active public trading market for the Common Stock and the $4.62 per share price may not be indicative of present value.

     The number of shares outstanding of the issuer's Common Stock was 496,000 as of March 31, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders of AmericasBank Corp., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in this Annual Report on Form 10-KSB in Part III - Item 9, Item 10,
Item 11 and Item 12.

     Transitional Small Business Disclosure Format (check one):

                                  Yes  __  No  X
                                               -

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

GENERAL

     AmericasBank Corp. is a bank holding company incorporated under the laws of the State of Maryland. AmericasBank Corp.'s business is conducted through its wholly owned subsidiary, AmericasBank, the deposits of which are insured by the Federal Deposit Insurance Corporation. AmericasBank is a community-oriented financial institution engaged in a general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized businesses. AmericasBank's main office is in Towson, Maryland, and it has a branch office in Baltimore City, Maryland. As of December 31, 2000, AmericasBank Corp. had total assets of $23,855,000.

     As of December 31, 2000, AmericasBank had 12 full time employees. AmericasBank Corp. does not have any employees.

     AmericasBank Corp.'s executive offices are located at 500 York Road, Towson, Maryland 21286, and its telephone number is (410) 823-0500.

HISTORY

     AmericasBank Corp. was incorporated under the laws of the State of Maryland on June 4, 1996, primarily to own all of the outstanding shares of capital stock of a federal stock savings bank to be named AmericasBank. On April 15, 1997, the Office of Thrift Supervision granted AmericasBank Corp. the necessary approvals to acquire the capital stock of AmericasBank and to become a savings and loan holding company of AmericasBank. AmericasBank Corp. acquired all of AmericasBank's capital stock and AmericasBank opened as a federal stock savings bank on December 1, 1997, with one office in Baltimore City, Maryland.

     Effective as of December 1, 1997, AmericasBank also purchased certain assets and assumed certain deposit liabilities primarily related to the Baltimore, Maryland branch office of Rushmore Trust and Savings, FSB, located at 3621 East Lombard Street, Baltimore, Maryland 21224.

     On September 20, 1999, AmericasBank (i) converted from a federal stock savings bank to a Maryland chartered trust company exercising the powers of a commercial bank; (ii) became a member bank of the Federal Reserve System; and
(iii) opened a Towson office, with that office becoming AmericasBank's main office location and the Baltimore City office becoming a branch office. In addition, AmericasBank Corp. became a bank holding company under the Holding Company Act of 1956, as amended.

     AmericasBank converted from a federal stock savings bank to a Maryland chartered trust company in order to provide it with additional operating flexibility and to enhance its ability to provide a broader range of banking products and services to its community. Specifically, AmericasBank's status as a federal stock savings bank limited its ability to originate non-residential mortgage loans.

STRATEGY

     AmericasBank's objective is to create a customer-driven financial institution focused on providing value to customers by delivering products and services matching its customers' needs.

     The banking industry in AmericasBank's market areas has experienced substantial consolidation in recent years. Many of the locally owned or managed financial institutions have either been acquired by large regional bank holding companies or have been consolidated into branches. This consolidation has been accompanied by increasing fees for bank services, the dissolution of local boards of directors, management and personnel changes and, in the perception of management, a decline in the level of customer service. With recent changes in banking regulations, this type of consolidation is expected to continue. Management believes that customers will be drawn to a locally owned and managed institution that demonstrates an active interest in its customers and their business and personal financial needs.

     Management also believes that an effect of banking industry consolidations is an increasing local demand for commercial loans offered by a community-oriented financial institution. Accordingly, beginning in 1999, AmericasBank refocused its lending strategy from one aimed toward long-term fixed-rate residential mortgage loans to a strategy focused on aggressively competing for quality commercial loans and adjustable rate residential mortgage loans. To a degree, the prior lending strategy was related to the loans acquired from Rushmore Trust and Savings, FSB, which generally were long-term fixed rate residential mortgage loans. AmericasBank's conversion to a Maryland chartered trust company with commercial bank powers was a necessary precondition to its ability to pursue this refocused lending strategy because Maryland chartered trust companies, unlike federal stock savings banks, are not limited in the number or amount of non-mortgage loans that they are permitted to make. The refocused lending strategy also will assist AmericasBank in reducing its interest rate risk as it originates shorter term and adjustable rate loans.

     AmericasBank intends to pursue a strategy of long term growth by competing for loans and deposits in its market areas and by opening additional branches, either through internal growth or through acquisitions of existing financial institutions or branches thereof. AmericasBank's ability to expand internally by establishing new branch offices will be dependent on the ability to identify advantageous locations for such branches and to fund the development of new branches. The ability to grow through selective acquisitions of other financial institutions or branches of such institutions will be dependent on successfully identifying, acquiring and integrating such institutions or branches. Furthermore, the success of the branch expansion strategy will be dependent upon AmericasBank's access to capital, its ability to attract and train or retain qualified employees and its ability to obtain regulatory approvals. The branch expansion strategy anticipates losses from branch operations until such time as branch deposits and the volume of other banking business reach the levels necessary to support profitable branch operations. At this time AmericasBank Corp. and AmericasBank have no specific plans regarding new branch offices or acquisitions of existing financial institutions or branches thereof.

LOCATION AND SERVICE AREA

     AmericasBank operates from a main office located at 500 York Road, Towson, Maryland 21204, and from a branch office located at 3860 East Lombard Street, Baltimore, Maryland 21224. Towson, Maryland is the county seat of Baltimore County, Maryland. AmericasBank draws most of its customer deposits and conducts most of its lending transactions from the areas surrounding its offices as well as from the Baltimore metropolitan area.

     The York Road property, which is owned by AmericasBank, contains approximately 2,700 square feet of retail banking space on the first floor, approximately 1,800 square feet of office space on the second floor and approximately 2,500 square feet of retail office space on the basement level. Until July 1997, this property was utilized as a branch of Bank of America, which was then known as NationsBank. AmericasBank has historically leased the basement level office space and approximately 700 square feet of the second floor office space. Both spaces are currently vacant and AmericasBank is seeking new tenants.

     The East Lombard Street property, which is leased by AmericasBank Corp., contains approximately 1,400 square feet in a retail shopping strip mall. AmericasBank has operated from this location since October 2000. Previously, AmericasBank had operated from a converted rowhome located at 3621 East Lombard Street, Baltimore, MD 21224, that had served the community as a bank since 1927. Because of needed repairs and other inadequacies, AmericasBank determined that a relocation from the rowhome to the shopping center located one block away would provide the branch with better facilities and greater prospects for deposit growth. The new facility offers better parking, more lighting, greater security, an ATM machine and a night depository.

BANKING SERVICES

     AmericasBank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, several types of savings accounts (including statement savings, passbook deposit, insured investment and Christmas Club accounts), money market accounts and certificates of deposit. All deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). AmericasBank solicits these accounts from individuals, businesses, associations and organizations.

     AmericasBank offers a full range of short- to medium-term commercial and personal loans. Commercial loans include loans for the acquisition of commercial real estate and secured and unsecured loans for working capital, business expansion and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for, among other things, automobile financing. AmericasBank also originates and holds or sells into the secondary market fixed and variable rate residential mortgage loans and originates residential real estate construction loans.

     AmericasBank offers individual retirement accounts, direct deposit of payroll and social security checks and automatic drafts for various accounts to its customers. AmericasBank also offers its customers travelers' checks, money orders, debit cards and, from its Towson location, safe deposit boxes. AmericasBank participates in the HONOR Automatic Teller Machine Network at locations throughout the United States, through which Bank customers can gain access to their accounts at any time. AmericasBank currently owns two automatic teller machines, which are located at each of its locations. As of December 31, 2000, approximately 27 automatic teller machines owned by Network Processing, LLC, were branded with AmericasBank's name through an agreement between AmericasBank and Network Processing, LLC. Although AmericasBank receives no revenues from the branded machines, AmericasBank customers may use the branded machines for no charge. Subject to regulatory approval, during 2001, AmericasBank intends to offer its customers telephone banking, and in the future, may offer cash management services and Internet banking.

LENDING ACTIVITIES

     General.  At December 31, 2000, the net loan portfolio totaled $17,935,000,
     -------
representing approximately 75% of AmericasBank Corp.'s total assets of $23,855,000. The categories of loans in the loan portfolio are real estate - first mortgages, real estate - second mortgages and home equity loans, commercial - real estate secured, commercial - not real estate secured, real estate construction and consumer.

     AmericasBank's ability to originate loans is dependent upon the relative customer demand, which is affected by the current and expected future level of interest rates. Interest rates are affected by the demand for loans and the supply of money available for lending purposes and the rates offered by competitors. Among other things, these factors are, in turn, affected by economic conditions, monetary policies of the federal government, including the Board of Governors of the Federal Reserve System, and legislative tax policies.

     Loan Portfolio Composition.  The following table sets forth AmericasBank's
     --------------------------
loans by major categories as of December 31, 2000 and 1999.

                                                            DECEMBER 31, 2000                 DECEMBER 31, 1999
                                                        BALANCE            % MIX          BALANCE           % MIX

Loan Portfolio Composition:
---------------------------------------
Real estate - first mortgages                            $ 7,748,000        42.5%          $4,767,000        55.5%
Real estate - second mortgages and                         2,220,000        12.2%
 home equity                                                                                  519,000         6.0%

Commercial - real estate secured                           5,236,000        28.7%           2,639,000        30.7%
Real estate construction                                   1,508,000         8.3%              22,000         0.2%
Commercial - not real estate                                 300,000
 secured                                                                     1.6%             134,000         1.6%

Consumer                                                   1,181,000         6.5%             470,000         5.5%
Unamortized loan premium                                      40,000         0.2%              43,000         0.5%
                                                         -----------       -----           ----------   ---------
Total loans receivable                                    18,233,000       100.0%           8,594,000      100.0%
  Less:
  Unearned Income                                             25,000                           16,000
  Allowance for Loan Loss                                    273,000                          138,000
                                                         -----------                       ----------
Net loans receivable                                     $17,935,000                       $8,440,000
                                                         ===========                       ==========


     Secured Residential Real Estate Loans.  AmericasBank offers fixed-rate and
     -------------------------------------
adjustable-rate mortgage loans primarily secured by one-to-four family residences, with maturities up to 30 years. All one-to-four family loans originated by AmericasBank are underwritten in accordance with GNMA, FNMA or FHLMC standards. AmericasBank originates loans for both owner occupied and non-owner occupied (investor) residential properties. Non-owner occupied residential mortgage loans generally carry a higher degree of credit risk than owner occupied residential mortgage loans. As indicated above, as part of AmericasBank's refocused lending strategy, AmericasBank intends to compete aggressively for adjustable rate residential mortgage loans.

     AmericasBank seeks to sell fixed rate conforming residential mortgage loans in the secondary market. AmericasBank may retain in its portfolio or sell its adjustable rate mortgage loans.

     AmericasBank also offers fixed-rate and adjustable-rate home equity and second trust loans, primarily secured by one-to-four family, owner-occupied residences. AmericasBank employs similar underwriting standards in making home equity and second trust loans as those utilized in making residential mortgage loans.

     Commercial Loans.  In general, AmericasBank's commercial loans can be
     ----------------
categorized in one of two categories, with the second category having two sub-categories. The two categories are (i) commercial loans for the purchase of commercial real estate or multi-family residential real estate (five units or more) and (ii) commercial business loans. The commercial business loan category is subdivided into (i) loans secured by real estate and (ii) loans not secured by real estate.

     Commercial real estate and multi-family loans are generally larger and present a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate and multi-family properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or in the economy. In reaching a decision on whether to make a commercial real estate or multi-family loan, AmericasBank considers a number of factors, including market conditions, the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of net operating income to debt service) and the ratio of loan amount to appraised value.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In general, AmericasBank will attempt to limit this risk by requiring that all of its commercial business loans be secured by the real property where the business is located or by the personal residences of the businesses' owners.

     Real Estate Construction.  AmericasBank seeks to originate, on a case-by-
     ------------------------
case basis, loans for the construction of one-to-four family, owner-occupied residential properties located in its market area. Presently, AmericasBank does not intend to originate real estate acquisition, development or construction loans to builders or developers.

     Construction loans generally are considered to involve a higher degree of credit risk than residential mortgage loans. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, AmericasBank would be confronted with a project, when completed, having a value that is insufficient to ensure full repayment. AmericasBank seeks to minimize these risks through its underwriting standards.

     Consumer Loans.  AmericasBank offers a variety of consumer loans, primarily
     --------------
consisting of fixed rate installment loans secured by automobiles or by deposits at AmericasBank.

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. AmericasBank seeks to minimize these risks through its underwriting standards.

     Marketing and Procedures for Loan Approvals.  AmericasBank's lending
     -------------------------------------------
activity is currently conducted from its offices by its employees, officers and directors through customer calls and the personal contacts of these individuals. AmericasBank also looks to its current borrowers for opportunities to develop new business.

     AmericasBank's lending is subject to written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and, where applicable, property valuations. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the applications are verified through use of credit reports, financial statements, tax returns and/or confirmations.

     AmericasBank generally requires title insurance on its secured real estate loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. AmericasBank requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

Competition

     The Baltimore metropolitan area is a highly competitive market for financial services and AmericasBank faces intense competition both in making loans and in attracting deposits. AmericasBank faces direct competition from a significant number of financial institutions operating in AmericasBank's market area, many with a statewide or regional presence and in some cases a national presence. In addition, AmericasBank competes with other community banks in its market area that have substantially the same business philosophy and strategy as AmericasBank. Furthermore, pursuant to recently enacted legislation, insurance companies, securities brokers and other non-bank entities or their affiliates may now provide services that historically have been considered banking in nature. Many of these institutions have been in business for many years, have established customer bases, are significantly larger and have greater financial resources than AmericasBank, and are able to offer services that AmericasBank is not able to offer. In addition, AmericasBank faces competition for deposits and loans from non-bank institutions such as brokerage firms, credit unions, insurance companies, money market mutual funds and private lenders.

SUPERVISION AND REGULATION

     AmericasBank is supervised at the state level by the Maryland Commissioner of Financial Regulation and at the federal level by the Federal Reserve Board. AmericasBank is also a member of the Federal Home Loan Bank of Atlanta. The Federal Reserve Board is the primary supervisor of AmericasBank Corp.

    The following references to the laws and regulations under which AmericasBank and AmericasBank Corp. are regulated are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such laws and regulations. We cannot predict the nature or the extent of the effect on our business and earnings that new federal or state legislation may have in the future.

     AmericasBank Corp.
     ------------------

    Federal Bank Holding Company Regulation. AmericasBank Corp. is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("Act"). As such, AmericasBank Corp. is subject to regulation and examination by the Federal Reserve Board, and is required to file quarterly and annual reports and any additional information that the Federal Reserve Board may require pursuant to the Act.

     The status of AmericasBank Corp. as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without
limitation, certain provisions of the federal securities laws.   With various
exceptions, AmericasBank Corp. is prohibited from acquiring direct or indirect ownership or control of more than 5% of any class of the voting shares of any company which is not a bank or bank holding company and from engaging in any business other than that of banking or of managing or controlling banks or of furnishing services to, or performing services for, AmericasBank. The Act and Regulations promulgated under the Act require prior approval of the Board of Governors of the Federal Reserve System of the acquisition by AmericasBank Corp. of more than 5% of any class of the voting shares of any additional bank.

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

    Subsidiary banks of a bank holding company are subject to certain restrictions imposed by statute on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in their stock or other securities, and on taking such stock or securities as collateral for loans to any borrower. Furthermore, a bank holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. In 1997, the Federal Reserve Board adopted amendments to its Regulation Y, creating exceptions to the Bank Holding Company Act's anti-tying prohibitions that give bank subsidiaries of holding companies greater flexibility in packaging products and services with their affiliates.

    In accordance with Federal Reserve Board policy, AmericasBank Corp. is expected to act as a source of financial strength to AmericasBank and to commit resources to support AmericasBank in circumstances in which AmericasBank Corp. might not otherwise do so absent such a policy. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Furthermore, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

    Effective March 11, 2000, pursuant to authority granted under the Graham-Leach-Bliley Act ("GLBA"), a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its depository institution subsidiaries must have achieved a rating of satisfactory or better with respect to meeting community credit needs.

     Pursuant to the GLBA, financial holding companies will be permitted to engage in activities that are "financial in nature" or incidental or complementary thereto, as determined by the Federal Reserve Board. The GLBA identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company will allow insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions. AmericasBank Corp. does not intend at this time to become a financial holding company.

    The Federal Reserve Board imposes risk-based capital measures on bank holding companies in order to insure their capital adequacy. As a bank holding company with less than $150,000,000 in assets, AmericasBank Corp. is currently exempt from most of these risk-based capital measures. However, the Federal Reserve Board still requires that AmericasBank Corp. remain adequately capitalized and have the ability to retire any debt within 25 years from the date it is incurred.

    State Bank Holding Company Regulation. AmericasBank Corp. is a Maryland-chartered bank holding company and is therefore subject to various restrictions on its activities as set forth in Maryland law, in addition to those restrictions set forth in federal law.

    Under Maryland law, an existing bank holding company that desires to acquire a Maryland state-chartered bank or trust company, a federally-chartered bank with its main office in Maryland, or a bank holding company that has its principal place of business in Maryland, must file an application with the Maryland Commissioner of Financial Regulation. In approving the application, the Maryland Commissioner of Financial Regulation must consider whether the acquisition may be detrimental to the safety and soundness of the entity being acquired or whether the acquisition may result in an undue concentration of resources or a substantial reduction in competition in Maryland. The Maryland Commissioner of Financial Regulation may not approve an acquisition if, on consummation of the transaction, the acquiring company, together with all its insured depository institution affiliates, would control 30% or more of the total amount of deposits of insured depository institutions in Maryland. The Maryland Commissioner of Financial Regulation has authority to adopt by regulation a procedure to waive this requirement for good cause. In a transaction for which the approval of Maryland's Commissioner of Financial Regulation is not required due to an exemption under Maryland law, or for which federal law authorizes the transaction without application to the Maryland Commissioner of Financial Regulation, the parties to the acquisition must provide written notice to the Maryland Commissioner of Financial Regulation at least 15 days before the effective date of the acquisition.

     AmericasBank.
     ------------

     General. AmericasBank is a Maryland chartered trust company exercising the powers of a Maryland chartered commercial bank. AmericasBank does not exercise trust powers and its regulatory structure is the same as Maryland chartered commercial banks. AmericasBank is a member of the Federal Reserve System and the Bank Insurance Fund of the Federal Deposit Insurance Corporation insures its deposit accounts. AmericasBank is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation and the Federal Reserve Board. The laws and regulations governing AmericasBank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.

     The Maryland Commissioner of Financial Regulation is required to regularly examine each state chartered bank. The approval of the Maryland Commissioner of Financial Regulation is required to establish or close branches, to merge with another bank, to issue stock or to undertake many other activities. Any Maryland bank that does not operate in accordance with the regulations, policies and directives of the Maryland Commissioner of Financial Regulation is subject to sanctions. The Maryland Commissioner of Financial Regulation may, under certain circumstances, suspend or remove directors or officers of a bank who have violated the law, conducted a bank's business in a manner that is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties.

    The GLBA authorizes expanded activities for state member banks, but requires (with the exception of underwriting municipal revenue bonds and other state and local obligations) that any expanded activities be conducted in a new entity called a "financial subsidiary" that is a subsidiary of the bank rather than the bank itself. A financial subsidiary may engage in any activities in which a financial holding company or a financial holding company's non-bank subsidiaries may engage, except that a financial subsidiary may not underwrite most insurance, engage in real estate development or conduct merchant banking activities. A financial subsidiary may be established through acquisition or de novo. AmericasBank does not currently intend to establish a financial subsidiary.

    Maryland has enacted a parity act or so called "wild card" statute, the purpose of which is to place Maryland commercial banks on parity with national banks. Thus, any activity that may be engaged in by a national bank would also be available to a Maryland commercial bank. Some of these activities may require the prior approval of the Maryland Commissioner of Financial Regulation.

ITEM 2.    DESCRIPTION OF PROPERTY.

     AmericasBank Corp. and AmericasBank's principal offices are located at 500 York Road, Towson, Maryland 21204, and its telephone number is (410) 823-0500. The 500 York Road property, which is owned by AmericasBank, contains approximately 2,700 square feet of retail banking space on the first floor, approximately 1,800 square feet of office space on the second floor and approximately 2,500 square feet of retail office space on the basement level. Until July 1997, the property had been utilized as a branch of Bank of America, which was then known as NationsBank. This property was purchased from NationsBank for $625,000, and as of December 31, 2000, the property and capital improvements had a book value of $582,000. AmericasBank Corp. pays all taxes on this property and maintains adequate liability and fire insurance.

     AmericasBank leases the basement level office space and 700 square feet of the second floor office space for an annual aggregate rent of $30,900. Both spaces are currently vacant and AmericasBank is seeking new tenants.

     The East Lombard Street property, which is leased by AmericasBank Corp., contains approximately 1,400 square feet in a retail shopping strip mall. Previously, AmericasBank had operated from a converted row home located at 3621 East Lombard Street, Highlandtown, MD 21224, that had served the community as a bank since 1927. This new location offers more parking, greater security, an ATM and a night depository. In November 2000, AmericasBank sold the row home and netted a $4,000 gain from the transaction.

     The lease on the East Lombard property commenced October 18, 2000. The leased space is contained within the Highlandtown Village Shopping Center, and is managed by Landmark Properties, Inc., 4848 Route 8, Unit 2, Allison Park, PA 15101. The lease term extends for five years beginning November 1, 2000, with two options to extend the lease for five additional years each. The lease schedule for the first five years is as follows:

  Years ending December 31,

  2001     $15,730 per anum
  2002      15,730
  2003      16,445
  2004      16,803
  2005      17,517

     In addition to rental payments, AmericasBank is obligated to the landlord for a prorated share of property taxes and common area maintenance. For 2001, it is estimated that AmericasBank's prorated costs will be approximately $6,500.

ITEM 3.  LEGAL PROCEEDINGS

     There are no pending legal proceedings to which AmericasBank Corp. or AmericasBank is a party or to which any of their properties are subject, nor are there proceedings known to AmericasBank Corp. or AmericasBank to be contemplated by any governmental authority. There are no material proceedings known to AmericasBank Corp. or AmericasBank, pending or contemplated, in which any director, officer or affiliate or any principal security holder of AmericasBank Corp. or AmericasBank is a party adverse to AmericasBank Corp. or AmericasBank or has a material interest adverse to AmericasBank Corp. or AmericasBank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2000 to a vote of security holders of AmericasBank Corp.

                                    PART II

ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

        (a) To date, there has been no established active public trading market for AmericasBank Corp.'s Common Stock, although the Common Stock is quoted on the OTC Bulletin Board and reported in the National Daily Quotation Bureau "Pink Sheets" under the symbol "AMBB." There can be no assurance that an active public trading market will develop in the future.

  The following table shows, for the periods indicated, the high and low bid quotations per share of transactions in AmericasBank Corp.'s Common Stock as reported on the OTC Bulletin Board. The following prices represent inter-dealer prices without retail markups, markdowns or commissions and may not represent actual transactions.


            1999 Quarter Ended:                 High    Low

                  March 31, 1999              $10.00  $10.00
                  June 30, 1999                10.50   10.00
                  September 30, 1999           10.50   10.00
                  December 31, 1999            10.00    6.00

            2000 Quarter Ended:                 High    Low

                  March 31, 2000              $ 8.00  $ 5.00
                  June 30, 2000               $ 8.00  $ 5.00
                  September 30, 2000          $ 5.88  $ 4.00
                  December 31, 2000           $ 7.25  $ 5.00

     (b) AmericasBank Corp.'s Common Stock was held by approximately 282 holders of record as of December 31, 2000.

     (c) AmericasBank Corp. has never declared cash dividends on its Common Stock. AmericasBank Corp.'s current policy is to retain any earnings to provide funds to operate and expand AmericasBank Corp. Consequently, there are no plans for any cash dividends to be paid on the Common Stock in the near future. AmericasBank Corp.'s ability to pay cash dividends to its shareholders in the future will depend primarily on AmericasBank's ability to pay cash dividends to AmericasBank Corp. The payment of dividends by AmericasBank may be made only if AmericasBank is in compliance with certain applicable regulatory requirements governing the payment of dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The principal objective of this financial review is to provide a discussion and an overview of the financial condition and results of operations of AmericasBank Corp. and AmericasBank for the years ended December 31, 2000 and 1999. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as other statistical information included elsewhere in this annual report. References to AmericasBank Corp. in this discussion may include AmericasBank Corp. and AmericasBank's consolidated operations.

     AmericasBank Corp. was incorporated as a Maryland corporation on June 4, 1996, to become a one-bank holding company by acquiring all of the capital stock of AmericasBank, a federal stock savings bank, upon its formation. AmericasBank commenced business on December 1, 1997 and, on that date, acquired certain assets and assumed certain liabilities primarily related to the Baltimore,
Maryland branch office of Rushmore Trust & Savings, FSB.   AmericasBank Corp.'s
only business activity since AmericasBank's formation has been the ownership and operation of AmericasBank.

     On September 20, 1999, AmericasBank converted from a federal stock savings bank to a Maryland chartered trust company exercising the powers of a commercial bank. As part of and contemporaneous with the conversion, AmericasBank opened an office in Towson, Maryland, which became AmericasBank's main office location, and AmericasBank's then sole location, in Baltimore City, Maryland, became a branch of AmericasBank. AmericasBank is a member of the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation insures its deposits. AmericasBank is engaged in a general commercial banking business, emphasizing in its marketing AmericasBank's local management and ownership. AmericasBank does not provide trust services.

     To acquire the regulatory capital necessary to convert to a Maryland chartered trust company and to obtain the regulatory approval necessary to open a Towson office, AmericasBank Corp. commenced a second public offering (the "Offering") on October 9, 1998, of a minimum of 125,000 units and a maximum of 312,500 units at a price of $12.00 per unit, each unit consisting of one share of AmericasBank Corp.'s Common Stock and one Common Stock purchase warrant. The Offering terminated on March 31, 1999 and AmericasBank Corp. sold 196,000 units in the Offering. After the payment of Offering expenses, AmericasBank Corp. received approximately $2,113,000 of net offering proceeds.

     AmericasBank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, several types of savings accounts, money market accounts and certificates of deposits. AmericasBank offers a full range of short- to medium-term commercial and personal loans and originates and holds or sells into the secondary market fixed and variable rate mortgage loans. AmericasBank also originates residential real estate construction loans. Beginning in 1999, AmericasBank refocused its lending strategy from one aimed toward long-term fixed-rate residential mortgage loans to a strategy focused on aggressively competing for quality commercial loans and adjustable rate residential mortgage loans.

     Other bank services include individual retirement accounts, safe deposit boxes (from its Towson location), travelers' checks, money orders, debit cards, direct deposit of payroll and social security checks, and automatic drafts for various accounts. AmericasBank also participates in the HONOR Automatic Teller Machine Network at locations throughout the United States.

OVERVIEW
--------

     AmericasBank Corp. experienced a loss of approximately $558,000 for the year ended December 31, 2000, which was a decrease from the $598,000 loss incurred for the year ended December 31, 1999. During 2000, total assets grew approximately 58%, from $15,101,000 to $23,855,000, total loans grew approximately 112% from $8,594,000 to $18,208,000 and total deposits grew approximately 87% from $10,925,000 to $20,419,000.

     For the year ended December 31, 2000, AmericasBank Corp.'s return on assets (net loss divided by average total assets) was (2.72%), its return on equity (net loss divided by average equity) was (15.49%), and its equity to assets ratio (average equity divided by average total assets) was 17.58%. For the year ended December 31, 1999, AmericasBank Corp.'s return on assets was (4.16%), its return on equity was (15.27%), and its equity to assets ratio was 27.27%.

     Management attributes the loss in 2000 to expenses associated with the expanded operations in the Towson location and increased management costs. The Towson location was opened in September 1999, and has grown from $626,000 in deposits as of December 31, 1999 to $9,160,000 as of December 31, 2000. Much of this growth has occurred in time deposits as management has sought ways to maintain pace with loan growth. Management had anticipated the challenge of growing core deposits, and anticipated that the need for loan growth funding would be met through the addition of time deposits. The cost of funds associated with time deposits is considerably higher than that of transactional accounts.

     In addition to the costs associated with operating the Towson location, AmericasBank's management costs have also increased. Two new officers were added to AmericasBank during 1999, a senior lending officer and a chief financial officer, in order to manage the growth strategy of the organization. Additionally, two new administrative staff positions were added in 2000 to further support the growing needs of the organization, while one branch position was eliminated.

     Overall, AmericasBank has realized 58% asset growth during 2000 but only a 6.7% reduction in net losses. This is primarily due to additional personnel costs in 2000, and the diminished net interest margin as management has funded growth through high interest funding sources. Future profitability will depend on whether AmericasBank is successful in fulfilling its future funding needs through the addition of non-time deposits and, in light of the recent departure of two executive officers, as further described below, its ability to hire a new management team.

SUBSEQUENT EVENTS
-----------------

     On March 16, 2001, Steven T. Hudson, resigned, effective as of March 30, 2001, as the chief financial officer of AmericasBank Corp. and AmericasBank.
Mr. Hudson resigned in order to pursue other opportunities at another financial institution. AmericasBank Corp. and AmericasBank are currently seeking to hire a new chief financial officer. AmericasBank Corp. and AmericasBank do not anticipate incurring any additional costs as a result of hiring a new chief financial officer; however, there can be no assurances that they will be able to hire a new chief financial officer without incurring additional costs. AmericasBank Corp. and AmericasBank have appointed Larry D. Ohler as interim chief financial officer until a permanent replacement is hired. Mr. Ohler currently is a director and treasurer of AmericasBank Corp. and AmericasBank. Mr. Ohler is a certified public accountant and has been a consultant for the Harvey O. Patrick Fund since February 1999. Previously, Mr. Ohler served for over 14 years as the Chief Financial Officer of PATS, Inc., an aircraft equipment manufacturer.

     On April 12, 2001, Richard J. Hunt, Jr. resigned, effective immediately, as president of AmericasBank due to differences with the board of directors regarding the management of AmericasBank. AmericasBank is currently seeking to hire a new president. AmericasBank does not anticipate incurring any additional costs as a result of hiring a new president; however, there can be no assurances that they will be able to hire a new president without incurring additional costs. AmericasBank has appointed Patricia D'Alessandro as interim president. Ms. D'Alessandro previously served as president of AmericasBank from December 1997 until September 1998. Since September 1998 until her recent appointment, Ms. D'Alessandro has served as executive vice president of AmericasBank. Prior to working for AmericasBank, Ms. D'Alessandro served over 6 years as a vice president of Rushmore Trust and Savings, FSB.

NET INTEREST INCOME / MARGINS
-----------------------------

     Net interest income, the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities, is the most significant component of AmericasBank Corp.'s earnings. Net interest income is a function of several factors, including changes in the volume and mix of interest-earning assets and funding sources and market interest rates. While management policies influence these factors, external forces, including customer needs and demands, competition, the economic policies of the federal government and the monetary policies of the Federal Reserve Board, are also important.

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

Average Balances - Yields and Rates
-----------------------------------------------

                                                               Year Ended                               Year Ended
                                                           December 31, 2000                        December 31, 1999
                                                 -----------------------------------------------------------------------------

                                                   Average         Income/      Yield/       Average        Income/     Yield/
Assets:                                            Balance         Expense       Rate        Balance        Expense      Rate
                                                 ------------    -----------    -------    ------------    ---------    -------

Loans receivable (net of unearned income) (1)     $13,296,000     $1,196,000      9.00%     $ 7,484,000     $657,000      8.78%
                                                      155,000         13,000      8.39%               0            0         0%
Loans held for sale
Federal funds sold                                  3,088,000        189,000      6.12%       3,265,000      164,000      5.02%
Investments                                         2,575,000        185,000      7.18%       2,267,000      137,000      6.04%
                                                 ------------    -----------    ------     ------------    ---------    ------
Total earning assets (2)                           19,114,000      1,583,000      8.28%      13,016,000      958,000      7.36%

Non interest earning assets                         1,377,000                                 1,347,000
                                                 ------------                              ------------

Total assets                                      $20,491,000                               $14,363,000
                                                 ============                              ============

Liabilities and stockholders' equity:
                                                   14,960,000        869,000      5.81%       9,294,000      429,000      4.62%
Interest bearing deposits
Other Borrowings                                            0              0         0%          17,000        2,000     11.76%
                                                 ------------    -----------    ------     ------------    ---------    ------
Total interest-bearing liabilities                 14,960,000        869,000      5.81%       9,311,000      431,000      4.63%

Noninterest bearing deposits                        1,627,000              -         -          713,000            -         -
                                                 ------------    -----------    ------     ------------    ---------    ------
Total Deposits and Other Borrowings                16,587,000        869,000      5.24%      10,024,000      431,000      4.30%

Other liabilities                                     302,000                                   422,000
Stockholders' equity                                3,602,000                                 3,917,000
                                                 ------------                              ------------

Total liabilities and stockholders' equity        $20,491,000                               $14,363,000
                                                 ============                              ============

Interest rate spread (Average rate earned                                         2.47%                                   2.73%
 less average rate paid)
Net interest income (Interest earned less interest paid)          $  714,000                                $527,000
                                                                 ===========                               =========

Net interest margin (Net interest                                                 3.74%                                   4.05%
 income/average interest earning assets)

(1) Loans on non-accrual status are included in the calculation of average balances. Net loan fees included in interest income total $12,643 for 2000 and $22,248 for 1999.
(2) From inception through December 31, 2000, AmericasBank made no loans or investments that qualify for tax-exempt treatment and, accordingly, had no tax-exempt income.

     Net interest income increased to $714,000 for the year ending December 31, 2000, as compared to $527,000 for 1999. This increase was primarily the result of growth in average interest-earning assets during 2000 of $6,098,000 or 46.9%. The primary funding source of this growth was a $6,580,000 increase in average total deposits.

     AmericasBank Corp.'s net interest margin, which is AmericasBank Corp.'s net interest income divided by average interest earning assets, decreased in 2000 as compared to 1999 from 4.05% to 3.74%. The margin decreased primarily because of the rise in the cost of funds from 4.30% in 1999 to 5.24% in 2000. This increase in the cost of funds was driven by a change in the mix of the deposit portfolio. Time deposits consisted of 23.0% of deposits as of December 31, 1999, yet at December 31, 2000, this percentage had grown to 46.0%. This increase in cost of funds was mitigated to some extent as the yield on earning assets increased from 7.36% in 1999 to 8.28% in 2000.

     The following table and the related discussion of interest income and interest expense provides further analysis of the increase in net interest income during 2000.

                                                                            AmericasBank Corp. and Subsidiaries
                                                                        Rate Volume Analysis of Net Interest Income

                                Year ended December 31, 2000 compared to            Year ended December 31, 1999 compared to
                                      Year ended December 31, 1999                      Year ended  December 31, 1998
                              --------------------------------------------       -----------------------------------------------
                                       Due to variance change in                            Due to variance change in
                                       -------------------------                            -------------------------
                                    Increase      Average        Average            Increase           Average        Average
                                   (Decrease)     Volume          Rate              (Decrease)         Volume           Rate
                              --------------------------------------------       -----------------------------------------------
Interest earning assets:
 Loans                               $539,000     $510,000      $ 29,000              $ 60,000     $ 80,000          $(20,000)
 Investment securities and
  securities available for sale        48,000       19,000        29,000               102,000       92,000            10,000

 Loans held for sale                   13,000       13,000                                  -            -

 Federal funds sold                    25,000       (9,000)       34,000                 5,000       20,000           (15,000)
                                     --------     --------      --------              --------     --------          --------
    Total                             625,000      533,000        92,000               167,000      192,000           (25,000)


Interest bearing liabilities:

 Deposits                             440,000       262,000       178,000                57,000       56,000             1,000

 Other borrowings                      (2,000)       (2,000)           -                  2,000        2,000                -
                                     --------     --------      --------              --------     --------          --------
    Total                             438,000       260,000       178,000                59,000       58,000             1,000

                                     --------     --------      --------              --------     --------          --------
Net Interest Income (1)              $187,000     $273,000      $(86,000)             $108,000     $134,000          $(26,000)
                                     ========     ========      ========              ========     ========          ========


(1) The change in interest income and expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.


INTEREST INCOME / INTEREST EXPENSE
----------------------------------



      Interest income increased to $1,583,000 for the year ended December 31, 2000 from $958,000 for the year ended December 31, 1999, primarily as the result of increases in the average volume of loans and investments. The increase in average volume was the result of

AmericasBank Corp.'s growth in average deposits from $10,007,000 in 1999 to $16,587,000 in 2000.

     Interest income on loans receivable increased to $1,196,000 for the year ended December 31, 2000 as compared to $657,000 for the year ended December 31, 1999, and average loans receivable, net of unearned income, increased to $13,296,000 for 2000 as compared to $7,484,000 for 1999. These increases were primarily the result of growth in AmericasBank Corp.'s commercial loan portfolio, which increased from $2,773,000 as of December 31, 1999 to $5,536,000 as of December 31, 2000, and growth in the mortgage loan portfolio, which increased from $4,767,000 to $7,748,000 for the periods ending December 31, 1999 and December 31, 2000, respectively. AmericasBank Corp. also experienced growth in all of its other loan categories for the year ending December 31, 2000 when compared to the year ending December 31, 1999. The positive contribution to interest income from the volume increases was to a lesser extent aided by an increase in the yield on loans receivable from 8.78% for 1999 to 9.00% for 2000.


     Interest income on investments increased to $185,000 for the year ended December 31, 2000 as compared to $137,000 for the year ended December 31, 1999. This increase was primarily the result of the addition of $600,000 in preferred trusts and $500,000 in FHLB Notes. These additions to the investment portfolio also served to drive the yield to 7.18% for 2000 as compared to 6.04% for 1999. Average federal funds sold declined during 2000 to $3,088,000 as compared to $3,265,000 for 1999. Despite this volume decline, interest on federal funds increased to $189,000 for the year ended December 31, 2000 as compared to $164,000 for the year ended December 31, 1999, as the yield increased from 5.02% for 1999 to 6.12% for 2000.


     Interest expense increased to $869,000 for the year ended December 31, 2000 from $431,000 for the year ended December 31, 1999. Both a volume and a rate increase resulting from growth in time deposits from 23.0% of deposits at December 31, 1999 to 46.0% as of December 31, 2000 caused this increased expense.


COMPOSITION OF LOAN PORTFOLIO

     Since loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. During 2000, average total loans were $13,296,000 and constituted 69.6% of average earning assets and 64.9% of total average assets for the same period. During the year ended December 31, 1999, average loans were $7,484,000 and constituted 57.5% of average earning assets and 52.1% of total average assets. Thus, average total loans increased in 2000 by $5,812,000 or 77.7% over 1999. Average total loans as a percentage of average earning assets and as a percentage of total average assets also increased in 2000 as compared to 1999.

     The following table sets forth the composition of AmericasBank's loan portfolio as of the dates indicated.

                                                            December 31, 2000                     December 31, 1999
                                                        Balance             % Mix              Balance            % Mix
                                                   ------------------  ---------------    ------------------  -------------
Loan Portfolio Composition:
---------------------------
 Real estate - first mortgages                           $ 7,748,000             42.5%           $4,767,000           55.5%
 Real estate - construction                                1,508,000              8.3%               22,000            0.2%
 Real estate - commercial                                  5,236,000             28.7%            2,639,000           30.7%
 Real estate - second mortgages and home equity            2,220,000             12.2%              519,000            6.0%
 Commercial - not real estate secured                        300,000              1.6%              134,000            1.6%
 Consumer                                                  1,181,000              6.5%              470,000            5.5%
 Unamortized loan premium                                     40,000              0.2%               43,000            0.5%
                                                         -----------            -----            ----------   ------------

  Total Loans Receivable                                  18,233,000            100.0%            8,594,000          100.0%

 Allowance for Loan Losses                                  (273,000)                              (138,000)
 Unearned Income                                             (25,000)                               (16,000)
                                                         -----------                             ----------
  Net Loans Receivable                                   $17,935,000                             $8,440,000
                                                         ===========                             ==========


     The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rate, for AmericasBank's loan portfolio at December 31, 2000. Some of the loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of future cash collections.


                                                             As of December 31, 2000
                                          Up to one year    One to five years   Over five years       Total
                                        -----------------   -----------------   -----------------     -----
Loans (1)
----------------------------------
Real estate - first mortgages              $  571,000         $1,751,000         $5,312,000        $ 7,634,000
Real estate - second mortgages
 and home equity                              734,000            169,000          1,317,000          2,220,000
Real estate - commercial                    1,096,000          3,725,000            415,000          5,236,000
Consumer                                        7,000            570,000            604,000          1,181,000
Real estate  - construction                 1,508,000                 -                  -           1,508,000
Commercial - not real estate secured          300,000                 -                  -             300,000
                                           ----------         ----------         ----------        -----------

Total                                      $4,216,000         $6,215,000         $7,648,000        $18,079,000
                                           ==========         ==========         ==========        ===========

Fixed interest rate                        $  581,000         $6,215,000         $7,648,000        $14,444,000
Variable interest rate                      3,635,000                 -                  -           3,635,000


(1) Excludes non-accrual loans ($114,000) and unamortized loan premium ($40,000).

The scheduled repayments as shown above are reported in the maturity category in which the payment is due, except for the adjustable rate loans, which are reported in the period of repricing.

     AmericasBank's loan portfolio composition as of December 31, 2000 reflects a concentration in long-term fixed rate residential and commercial mortgage loans. $3,636,000 or approximately 20% of AmericasBank's loans have adjustable rates as compared to 1,207,000 or 14% as of December 31, 1999. Interest rates on variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, the interest earned on the variable rate loans would improve, and if rates were to fall, the interest earned would decline. See "- Liquidity and Interest Rate Sensitivity."

Allowance for Loan Loss
-----------------------

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

     AmericasBank uses a loan grading system where all loans are graded based on management's evaluation of the risk associated with each loan. Based on the loan grading, a factor is applied to the loan balance to reserve for potential losses. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions.

      At December 31, 2000, the allowance for loan losses was 1.50% of total loans, which is considered by management to be sufficient to address the credit risk in the current loan portfolio.

     The following table sets forth an analysis of AmericasBank's allowance for loan losses for the periods indicated.


                                                               Year Ended              Year Ended
                                                            December 31, 2000       December 31, 1999
                                                          ----------------------  ----------------------
Allowance for loan losses, beginning of period                $   138,000              $   84,000
   Loans charged off                                                  ---                     ---
   Recoveries                                                         ---                     ---
      Net loans charged off                                           ---                     ---
Provision for loan losses                                         135,000                  54,000
                                                              -----------              ----------
Allowance for loan losses, end of period                      $   273,000              $  138,000
                                                              ===========              ==========
Total Loans Receivable:
Period-end balance                                            $18,233,000              $8,594,000
Average balance during period                                 $13,296,000              $7,484,000
Allowance as percentage of period-end loan balance                   1.50%                   1.61%
Percent of average loans:
   Provision for loan losses                                         1.02%                   0.72%
   Net charge-offs                                                    ---                     ---


      The following table summarizes the allocation of allowance by loan type at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                      As of December 31, 2000               As of December 31, 1999
                                   ------------------------------        ------------------------------
                                                      Loans by                              Loans by
                                                     Category to                           Category to
                                     Amount          Total Loans              Amount       Total Loans
                                   -----------    -----------------       -------------   --------------
Commercial - real estate secured      $ 79,000              28.9%           $ 36,000              25.9%
Real estate - first mortgages          115,000              42.2              80,000              58.2
Real estate - second mortgages
 and home equity                        33,000              12.1               9,000               6.5
 Consumer                               18,000               6.6              10,000               7.2
Real estate construction                23,000               8.4               1,000               0.7
Commercial - not real estate             5,000               1.8               2,000               1.5
 secured                              --------             -----            --------             -----
Total                                 $273,000             100.0%           $138,000             100.0%
                                      ========             =====            ========             =====

NONPERFORMING LOANS AND OTHER DELINQUENT ASSETS

     Management performs reviews of all delinquent loans. Management generally classifies loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in AmericasBank no longer accruing interest on such loan and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. AmericasBank recognizes interest on non-accrual loans only when received.

      Any property acquired by AmericasBank as a result of foreclosure on a mortgage loan will be classified as "real estate owned" and will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for loan losses. Upon foreclosure, AmericasBank generally will require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of December 31, 2000, AmericasBank held no real estate acquired as a result of foreclosure.

      The following table sets forth information with respect to AmericasBank's non-performing assets as of the dates indicated. As of the dates indicated, AmericasBank had no loans that are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15.

                                                                December 31,         December 31,
                                                                    2000                1999
                                                               -------------        -------------
Loans accounted for on a non-accrual basis                        $114,000               $69,000
Accruing loans delinquent 90 days or more as to                        ---                   ---
 principal or interest
Real estate owned                                                      ---                   ---
                                                                  --------               -------
Total non-performing loans                                        $114,000               $69,000
                                                                  ========               =======
Non-performing loans to total loans                                   0.63%                 0.80%

     As of December 31, 2000, AmericasBank Corp.'s non-accruing loans consisted of three real estate loans secured by first mortgages on residential properties. In March 2001, after collection efforts had failed, AmericasBank did not believe the non-accruing loans could be brought current and the residential properties were considered worthless, AmericasBank charged off the three non-accruing loans.

      For the year ended December 31, 2000 and the year ended December 31, 1999, AmericasBank would have recorded gross interest income of $5,000 in both years on loans accounted for on a non-accrual basis if the loans had been current throughout the respective periods. There was no interest on such loans included in income during the respective periods.

     A loan is determined to be impaired when, based on current information and events, it is probable that AmericasBank Corp. will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of minimum delay in payment if AmericasBank Corp. expects to collect all amounts due, including interest past due. AmericasBank considers payments that are less than 90 days late to be a minimum delay in the payment terms.

     AmericasBank has adopted the provisions of Statements of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of Loan," as amended by Statements of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosure," effective January 1, 1995. SFAS 114 and SFAS 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for credit losses. AmericasBank considers consumer and mortgage loans as homogenous loans and thus does not apply the SFAS 114 impairment test to these loans. Impaired loans will be written off when collection of the loan is doubtful.

     AmericasBank had no impaired loans as of December 31, 2000 or December 31, 1999.

     As of December 31, 2000, AmericasBank did not have any loans in its portfolio which were not accounted for on a non-accrual basis or as accruing loans delinquent 90 days or more as to principal or interest with respect to which known information about possible credit problems of the borrowers or the cash flow of the security has caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of the loans in the non-performing asset categories.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     AmericasBank Corp.'s principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities maturing within one year and available-for-sale securities. As of December 31, 2000, AmericasBank Corp. had $2,068,000 in cash and short-term investments and $1,805,000 in available-for-sale securities. As of December 31, 1999, AmericasBank Corp. had $3,766,000 in cash and short-term investments and $497,000 in available-for-sale securities. Fluctuations in the deposit levels of AmericasBank's customers would result in corresponding fluctuations in AmericasBank Corp. and AmericasBank's liquidity position. In addition, although AmericasBank has not done so to date, AmericasBank is eligible to borrow funds from the Federal Home Loan Bank of Atlanta, which serves as a reserve credit facility for its members.

      The primary objective of asset/liability management is to ensure the steady growth of AmericasBank Corp. and AmericasBank's primary earnings component, net interest income. Net interest income can fluctuate with significant interest rate movements. To lessen the impact of these rate swings, management endeavors to structure AmericasBank Corp. and AmericasBank's balance sheets so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitutes interest rate sensitivity.


      The measurement of AmericasBank Corp. and AmericasBank's interest rate sensitivity, or "gap," is one of the principal techniques used in asset/liability management. The interest sensitive gap is the dollar difference between assets and liabilities which are subject to interest-rate pricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.

      The following table sets forth the amount of AmericasBank Corp. and AmericasBank's interest-earning assets and interest-bearing liabilities as of December 31, 2000, which are expected to mature or reprice in each of the time periods shown:

Maturity and Rate Sensitivity Analysis


                                                                  Maturity or      Maturity or      Maturity or      Maturity or
                                                                   Repricing        Repricing        Repricing        Repricing
                                                      Percent        Within          Within           Within             Over
                                          Amount      of Total     0-3 Months      4-12 Months      1-5 Years         5 Years
                                        -----------  ----------  --------------  ---------------  -------------    ---------------
Interest-earning assets
   Loans receivable (1)                 $18,079,000       81.4%    $ 3,635,000      $   581,000    $ 6,215,000        $7,648,000
   Mortgage backed securities             1,141,000        5.1         123,000          379,000        639,000               ---
   Federal funds sold                     1,374,000        6.2       1,374,000              ---            ---               ---
   Other earning assets                   1,624,000        7.3             ---              ---        203,000         1,421,000
                                        -----------      -----     -----------      -----------    -----------        ----------
Total interest-earning assets           $22,218,000      100.0%    $ 5,132,000      $   960,000    $ 7,057,000        $9,069,000
                                        ===========      =====     ===========      ===========    ===========        ==========
Interest-Bearing Liabilities:
   Savings & money markets              $ 9,303,000       49.8%    $ 5,990,000      $       ---    $ 3,313,000        $      ---
   Certificates of deposit and other      9,365,000       50.2         449,000        2,229,000      6,687,000               ---
    time deposits                       -----------      -----     -----------      -----------    -----------        ----------
Total interest-bearing liabilities      $18,668,000      100.0%    $ 6,439,000      $ 2,229,000    $10,000,000        $     ---
                                        ===========      =====     ===========      ===========    ===========        ==========
Periodic repricing differences
(periodic gap)                                                     $(1,307,000)     $(1,269,000)   $(2,943,000)       $9,069,000
                                                                   ===========      ===========    ===========        ==========
Cumulative repricing differences
(cumulative gap)                                                   $(1,307,000)     $(2,576,000)   $(5,519,000)       $3,550,000
                                                                   ===========      ===========    ===========        ==========
Cumulative ratio of rate sensitive
 assets to rate sensitive liabilities                                     79.7%            70.3%          70.4%            119.0%

(1)  Excludes non-accrual loans ($114,000) and unamortized loan premiums
     ($40,000).

      As indicated by the table, AmericasBank Corp. was liability sensitive through the five-year period but asset sensitive over five years. A financial institution generally will benefit from decreasing market rates of interest when it is liability sensitive and increasing market rates of interest when it is asset sensitive. However, since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of interest rate sensitivity. The analysis of AmericasBank Corp.'s interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, and for some assets and liabilities, contractual maturity and actual maturity may differ significantly. For example, all of the mortgage-backed securities carried by AmericasBank have a stated maturity in excess of three years; however, many pools may experience an accelerated paydown, and are evaluated using their expected lives as opposed to contractual maturity. Conversely, savings deposits may be withdrawn with essentially no notice. However, in AmericasBank's experience these customers do not react to changes in the rate environment with great sensitivity. Therefore, approximately 35% of these accounts are treated as if having maturity in excess of one year.

      As indicated by the above table, a significant amount of AmericasBank Corp.'s interest-earning assets consist of fixed rate, long-term loans while AmericasBank Corp.'s interest-bearing liabilities are split between variable rate short-term accounts and time deposits maturing between one and five years. Since the interest-earning assets will mature more slowly than the interest-bearing liabilities, the net portfolio value and net interest income will tend to decrease during periods of rising interest rates, but will tend to increase during periods of falling interest rates. In addition, many of AmericasBank Corp.'s loans acquired from Rushmore Trust and Savings, FSB were made prior to the current documentation requirements of GNMA, FNMA or FHLMC and, therefore, such loans may not be able to be resold in the secondary market. During periods of rising interest rates, AmericasBank Corp.'s inability to resell certain of the loans acquired from Rushmore Savings and Trust, FSB in the secondary market could have a material adverse effect on AmericasBank Corp.'s net portfolio value and its net interest income.

      Management continually seeks to improve the interest rate sensitivity of AmericasBank Corp.'s interest earning assets. Management meets periodically to monitor and manage the structure of AmericasBank Corp.'s balance sheet, control interest rate exposure, and evaluate pricing strategies. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities could include structuring loans with rate floors and ceilings on variable rate notes and by providing for repricing opportunities on fixed rate notes. Management believes that a lending strategy focusing on variable rate and short term fixed commercial and residential mortgages will best facilitate the goal of minimizing interest rate risk. AmericasBank Corp.'s investment portfolio, including federal funds sold, probably provides the most flexible and fastest control over rate sensitivity since it generally can be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired although competitive factors sometimes make control over deposits difficult.

      In theory, maintaining a nominal level of interest rate sensitivity can diminish interest rate risk. In practice, this is made difficult by a number of factors, including cyclical variation in loan demand, different impacts on interest-sensitive assets and liabilities when interest rates change, and the availability of funding sources. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to AmericasBank Corp.

INVESTMENT PORTFOLIO

     The investment portfolio consists of investment securities to be held to maturity and securities available-for-sale. Investment securities to be held to maturity are those securities that AmericasBank Corp. has the positive intent and ability to hold to maturity and are recorded at amortized cost. Securities available-for-sale are those securities that AmericasBank Corp. intends to hold for an indefinite period of time but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors.

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

      The following table sets forth the components of the investment portfolio as of December 31, 2000 and December 31, 1999


                                         2000                                           1999
                            ----------------------------------         --------------------------------------
                              INVESTMENT        Securities               Investment            Securities
                              SECURITIES    Available-for-Sale           Securities        Available-for-Sale
                            --------------  ------------------         ----------------    -------------------
Mortgage-backed securities     $757,000             $384,000               $  998,000           $460,000
Money Market Accounts               ---                  ---                      ---             37,000
Corporate Paper                     ---              617,000                      ---                ---
FHLB Notes                          ---              504,000                      ---                ---
FNMA Notes                          ---              300,000                      ---                ---
                           ------------     ----------------             ------------       ------------

                               $757,000           $1,805,000                 $998,000           $497,000
                           ============     ================             ============       ============

     AmericasBank Corp.'s investment strategy was restricted during much of 1999 under the regulatory authority of the Office of Thrift Supervision to mortgage backed securities. Conversion to a Maryland chartered trust company exercising the powers of a commercial bank has afforded AmericasBank greater options with regard to the scope of potential investments. In 2000, AmericasBank sought to replace the amortization of the mortgage-backed securities and build the portfolio with alternate investments. These have included FNMA and FHLB notes as well as investment in some corporate paper. This activity served to build up a collateral base to facilitate future borrowings if necessary, and to improve the yield.

     The following table sets forth information regarding the scheduled maturities and weighted average yields for AmericasBank's investment securities as of December 31, 2000. Maturities of mortgage-backed securities are based on their estimated prepayment speeds which differs from the scheduled repayments of the underlying mortgages.

                                                   Over one year              Over five years
                           One year or  Average    but less than    Average    but less than     Average     Over       Average
                              less       Yield       five years      Yield       ten years        Yield    ten years     Yield
                           ----------   -------    -------------    -------   ---------------    -------   ---------    -------
Securities available
 for sale
Mortgage-backed                   -$        -        $  384,000      6.60%       $      -             -     $    -           -
FHLB notes                        -         -           203,000      7.10%        301,000          7.25%         -           -
FNMA notes                        -         -                 -         -         300,000          8.00%         -           -
Corporate paper                             -                 -         -               -             -    617,000       10.55%
                          ---------   --------       ----------     -----        --------         ------   --------    -------
Total available for sale          -                  $  587,000                  $601,000                 $617,000           -
                                                     ----------                  --------                 --------

Securities held to maturity
Mortgage-backed                   -          -          757,000      5.96%              -             -   $      -           -
                          ---------   --------       ----------     -----        --------         ------   --------    -------
Total held to maturity            -          -          757,000         -               -           -            -           -
                          ---------   --------       ----------     -----        --------         ------   --------    -------

Total securities          $       -                  $1,344,000                  $601,000                             $617,000
                          =========   ========       ==========     =====        ========         ======   ========   ========

SOURCES OF FUNDS

      Deposits are the primary source of AmericasBank's funds for use in lending, investment activities and other general business purposes. In addition to deposits, AmericasBank may obtain funds from advances from the Federal Home Loan Bank of Atlanta and other borrowings. Also, in 1999, AmericasBank Corp. received approximately $2,113,000 in net proceeds from its secondary offering.

     AmericasBank offers a variety of deposit accounts having a range of interest rates and terms. AmericasBank's deposits consist of checking accounts, several types of savings accounts (including statement savings, passbook deposit, insured investment and Christmas Club accounts), money market accounts and certificates of deposit. As of December 31, 2000, AmericasBank had not used brokers to obtain deposits.

     Average interest-bearing liabilities increased $5,649,000 or 60.7 %, to $14,960,000 in 2000, from $9,311,000 in 1999. Average interest-bearing deposits increased $5,666,000, or 61.0%, to $14,960,000 in 2000, from $9,294,000 in 1999.
These increases primarily resulted from growth in time deposits, which increased $6,873,000 to 46.0% of deposits as of December 31, 2000 as compared to 23.0% as of December 31, 1999. At December 31, 2000, total deposits were $20,419,000, compared to $10,925,000 at December 31, 1999, an increase of 86.9%.
AmericasBank Corp.'s loan to deposit ratio was 89.1% at December 31, 2000 and 78.6% at December 31, 1999. AmericasBank ratio of average loans to average deposits in 2000 was 80.2% as compared to 74.8% for 1999. These percentages are considered acceptable by management.

      The following table details the average amount and the average rate paid on the following deposit categories of AmericasBank for the periods indicated.

                                                  Year Ended                                    Year Ended
                                               December 31, 2000                             December 31, 1999
                                      ------------------------------------              ---------------------------------
                                      Average      Percent                              Average         Percent
                                      Balance      of Total       Rate                  Balance         of Total    Rate
Deposits:
---------
Demand                                  $ 1,627,000        9.8%      0.00%                $   713,000        7.1%      0.00%
                                        -----------       ----       ----                 -----------       ----       ----
Savings                                   8,932,000       53.9%      5.39%                  6,947,000       69.4%      4.39%
Money Market                                184,000        1.1%      2.96%                     80,000        0.8%      2.50%
Time Deposits                             5,844,000       35.2%      6.47%                  2,267,000       22.7%      5.38%
                                        -----------       ----       ----                 -----------       ----       ----
Total interest bearing
 deposits                                14,960,000       90.2%      5.78%                  9,294,000       92.9%      4.62%
                                        -----------       ----       ----                 -----------       ----       ----
Total deposits                          $16,587,000        100%      5.19%                $10,007,000        100%      4.29%
                                        ===========       ====       ====                 ===========       ====       ====

     The maturity distribution of AmericasBank time deposits over $100,000 as of December 31, 2000 is shown in the following table.


                                                        After three
                                   Within three       through twelve         After twelve
                                      months              months                months
Certificates of deposit of
 $100,000 or more                    $103,000             $211,000            $1,670,000
                                     ========             ========            ==========

      Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than the remainder of AmericasBank's deposits.

NONINTEREST INCOME

      Noninterest income for the year ended December 31, 2000 was $71,000, compared to $39,000 for the year ending December 31, 1999. Of this amount, $23,000 was earned through a relationship between AmericasBank and Progressive Mortgage Services, L.L.C. to wholesale loans. This relationship began in February 2000 and terminated in May 2000. Additionally, AmericasBank netted $4,000 from the sale of its Lombard Street property that had housed its Highlandtown branch.

NONINTEREST EXPENSE

      Noninterest expenses increased from $1,110,000 for the year ended December 31, 1999 to $1,208,000 for the year ending December 31, 2000. This increase was primarily a result of $160,000 increase in salaries and benefits relating to the addition of four staff positions and two management positions which were filled throughout 1999 and early 2000. AmericasBank also realized higher noninterest expenses relative to the operations of two branches for all of 2000. These costs were mitigated by savings in professional fees, $88,000 in 2000 as compared to $126,000 in 1999, and marketing costs, $50,000 in 2000 verses $124,000 in 1999. These savings were realized in 2000 as compared to 1999 because 1999 bore the expense for securing the regulatory approval for the Towson branch and the marketing costs for its subsequent opening. Going forward, AmericasBank does not foresee any significant increases in noninterest expenses relative to maintaining the current level of operations.

CAPITAL RESOURCES

      AmericasBank Corp.'s consolidated stockholders' equity was $3,356,000 as of December 31, 2000 and $3,889,000 as of December 31, 1999, representing a decrease of $533,000 or 13.7%. The erosion of stockholders equity was primarily the result of AmericasBank Corp.'s loss of $558,000 for the year.

      The tables below present AmericasBank Corp.'s capital position relative to its various minimum regulatory capital requirements as of December 31, 2000.
For a discussion of these capital requirements, see "Item 1 - Description of Business - Supervision and Regulation - AmericasBank - Capital Adequacy Guidelines."

                                                                   Leverage Capital Ratio
                                                  ------------------------------------------------------

                                                            Amount                   Percent of average
                                                                                           assets
                                                  -------------------------       ----------------------

Tier 1 capital (1)                                              $ 3,218,000                        15.7%
Tier 1 leverage ratio requirement                                 1,025,000                          5.0
                                                  -------------------------       ----------------------

Excess                                                          $ 2,193,000                        10.7%
                                                  =========================       ======================


Average total assets                                            $20,491,000
                                                  =========================


                                                                  Risk-Based Capital Ratio
                                                  ------------------------------------------------------

                                                            Amount                       Percent of
                                                                                    Risk-Weighted Assets
                                                  -------------------------       ----------------------

Tier 1 capital (1)                                              $ 3,218,000                        18.4%
Risk-based Tier 1 capital requirement                               698,000                          4.0
                                                  -------------------------       ----------------------

Excess                                                          $ 2,520,000                        14.4%
                                                  =========================       ======================


Tier 1 Capital (1)                                              $ 3,218,000                        18.4%
Tier 2 Capital (2)                                                  273,000                          1.6
                                                  -------------------------       ----------------------

Total risk-based capital                                          3,491,000                        20.0%
Risk-based capital requirements                                   1,395,000                          8.0
                                                  -------------------------       ----------------------

Excess                                                          $ 2,096,000                        12.0%
                                                  =========================       ======================


Risk-weighted assets                                            $17,443,000
                                                  =========================


  (1) Tier 1 capital is comprised of the following as of December 31, 2000

          GAAP capital                        3,356,000
          Less unrealized gain on available-
            for-sale debt securities            (20,000)
          Less intangible assets               (118,000)
                                          -------------
                                             $3,218,000
                                            ===========

  (2) Tier 2 capital is comprised of the allowance for loan loss, limited to 25% of gross risk weighted assets or $4,361,000.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of AmericasBank Corp.'s operations. Unlike most industrial companies, nearly all the assets of AmericasBank Corp. are monetary in nature. As a result, interest rates have a greater impact on AmericasBank Corp.'s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

FORWARD LOOKING STATEMENTS

     Part I and Part II of this annual report include "forward-looking statements." These statements use words such as "may," "will," "expect," "anticipate," "plan," "estimate" or similar words, and they discuss future expectations, projections of financial results or strategies that are subject to risks and uncertainties. AmericasBank Corp.'s actual results and the actual outcome of AmericasBank Corp.'s expectations and strategies could be different from what has been described in this annual report because of these risks and uncertainties. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report that identifies a risk or uncertainty.

     History of Losses.  Because AmericasBank Corp.'s primary asset is the
     -----------------
capital stock of AmericasBank, AmericasBank Corp.'s operating results and financial position are dependent upon the operating results and financial position of AmericasBank. For the years ended December 31, 2000 and 1999, AmericasBank Corp. incurred net losses of $558,000 and $598,000, respectively, and management expects that AmericasBank will continue to incur losses as AmericasBank attempts to implement its refocused lending strategy. Many factors could adversely affect AmericasBank Corp.'s short and long term operating performance, including the failure to fully implement the refocused lending strategy, unfavorable economic conditions, increased competition, loss of key personnel and government regulation. In particular, the resignation of the President and Chief Financial Officer could adversely affect AmericasBank Corp.'s short and long-term operating performance. AmericasBank Corp. is actively seeking to hire a new President and Chief Financial Officer.

      Risks Related to Commercial Lending.  AmericasBank's loan portfolio is
      -----------------------------------
principally comprised of long-term fixed-rate residential mortgage loans. Management has determined to refocus AmericasBank's lending strategy and to compete aggressively for quality commercial loans and adjustable rate residential mortgage loans.

      While commercial loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, they generally carry a higher degree of credit risk than residential mortgage loans. Consequently, the diversification of AmericasBank's loan portfolio may adversely alter its risk profile. Moreover, provisions for loan losses may increase in the future as management implements its new strategy.

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

      Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In general, AmericasBank will attempt to limit this risk by requiring that all of its commercial business loans be secured by the real property where the business is located or by the personal residences of the businesses' owners.

      Impact of Interest Rate Volatility on Deposits.  AmericasBank's results of
      ----------------------------------------------
operations depend to a large extent on AmericasBank's "net interest income," which is the difference between the interest expense incurred in connection with AmericasBank's interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from its interest-earning assets, such as loans and investment securities. Volatility in interest rates can result in the flow of funds away from financial institutions of the type similar to AmericasBank and into direct investments, such as corporate securities and other investment vehicles which, because of among other things the absence of federal deposit insurance, generally pay higher rates of return. Such volatility could cause AmericasBank to pay increased interest rates to obtain deposits, and if AmericasBank was not able to increase the interest rates on its loans and the rate of return on its investment portfolio, its net interest income would suffer.

      Impact of Interest Rate Volatility on Loan Portfolio.  AmericasBank's loan
      ----------------------------------------------------
portfolio, consists for the most part of fixed rate, long-term, residential mortgage loans, while AmericasBank's deposits consist primarily of variable rate short-term accounts and time deposits. Since the loans generally will mature more slowly than the deposits, the net portfolio value and net interest income will tend to decrease during periods of rising interest rates, but will tend to increase during periods of falling interest rates. During the past several years, market interest rates have been relatively lower than in prior years. Conversely, lower market interest rates have the effect of causing borrowers to refinance their mortgage loans which negatively impacts AmericasBank's net interest income, as AmericasBank generally would not be able to make new loans at or above the interest rates of the refinanced loans.

      Risk of Loan Losses.  Like all financial institutions, AmericasBank
      -------------------
maintains an allowance for loan losses to provide for loan defaults and nonperformance. The allowance is based on, among other things, prior experience with loan losses and an evaluation of the risks in the current portfolio, and is maintained at a level considered adequate by management to absorb anticipated losses. However, actual loan losses cannot be predicted, and AmericasBank's allowance for loan losses may not be sufficient.

      Impact of Government Regulation on Operating Results.  AmericasBank Corp.
      ----------------------------------------------------
and AmericasBank operate in a highly regulated environment and are subject to examination, supervision and comprehensive regulation by several federal and state regulatory agencies. AmericasBank is subject to supervision and regulation by the Commissioner of Financial

Regulation of the State of Maryland, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, and AmericasBank Corp. is subject to supervision and regulation by the Board of Governors of the Federal Reserve System and the Maryland Commissioner of Financial Regulation. Banking regulations, designed primarily for the safety of depositors, may limit the growth of financial institutions like AmericasBank and the return to investors by restricting activities such as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits and the creation of branch offices. Financial institutions like AmericasBank also are subject to capitalization guidelines set forth in federal legislation, and could be subject to enforcement actions to the extent AmericasBank is found by regulatory examiners to be undercapitalized. Laws and regulations applicable to AmericasBank Corp. and AmericasBank could change at any time, and there can be no assurance that such changes would not adversely affect the business of AmericasBank Corp. and/or AmericasBank. In addition, the cost of compliance with regulatory requirements could adversely affect AmericasBank Corp.'s and AmericasBank's ability to operate profitably.

      Risks of Competitive Market.  AmericasBank Corp. and AmericasBank operate
      ---------------------------
in a competitive market for financial services and AmericasBank faces intense competition both in making loans and in attracting deposits. AmericasBank faces direct competition from a significant number of financial institutions operating in its market area, many with a statewide or regional presence and in some cases a national presence. In addition, AmericasBank competes with other community banks in its market area that have substantially the same business philosophy and strategy as AmericasBank. Many of these financial institutions have been in business for many years, have established customer bases, are significantly larger and have greater financial resources than AmericasBank and are able to offer certain services that AmericasBank is not able to offer. In addition, AmericasBank faces competition for deposits and loans from non-bank institutions such as brokerage firms, credit unions, insurance companies, money market mutual funds and private lenders.

      Impact of Monetary Policy and Other Economic Factors on Operating Results.
      -------------------------------------------------------------------------
Changes in governmental economic and monetary policy and banking and credit regulations also affect the demand for AmericasBank's services. The rates of interest payable on deposits and chargeable on loans is affected by fiscal policy as determined by various governmental and regulatory authorities, in particular the Board of Governors of the Federal Reserve System, as well as by national, state and local economic conditions. Through open market transactions, variations in the discount rate and the establishment of reserve requirements, the Board of Governors of the Federal Reserve System exerts considerable influence over the cost and availability of funds obtainable for lending or investing. These actions may at times result in significant fluctuations in interest rates, which could have adverse effects on the operations of AmericasBank.

      General economic conditions can affect the credit quality of AmericasBank's assets. During periods of adverse economic conditions and depending on the extent to which the income and assets of the borrowers are affected by the declining economic conditions, the ability of AmericasBank's borrowers to repay loans may be affected. Adverse economic conditions particularly affect commercial loans.

     Developments in Technology.  The market for financial services, including
     --------------------------
banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation,

Internet-based banking, telebanking, debit cards and so-called "smart" cards. The ability of AmericasBank Corp. and AmericasBank to compete successfully in its markets may depend on the extent to which it is able to exploit such technological changes. However, there can be no assurance that the development of these or any other new technologies, or AmericasBank Corp. and AmericasBank's success or failure in anticipating or responding to such developments, will materially affect AmericasBank Corp.'s business, financial condition or operating results. Currently, AmericasBank does not offer Internet-based banking, telebanking, debit or smart cards or other similar technical banking products that are offered by many of AmericasBank's competitors, although AmericasBank may offer such services in the future.

ITEM 7.  FINANCIAL STATEMENTS


REPORT OF INDEPENDENT AUDITOR'S REPORT
--------------------------------------

To the Board of Directors and Stockholders of AmericasBank Corp.:

We have audited the accompanying consolidated balance sheet of AmericasBank Corp. and subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmericasBank Corp. and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

/s/
McGladrey & Pullen, LLP
Frederick, Maryland
February 2, 2001

                       AMERICASBANK CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 2000

                                                        December 31,
                                                            2000
Assets
------
Cash and cash equivalents:
     On-hand and due from banks                          $   694,000
     Federal funds sold                                    1,374,000

 Total loans receivable (net of unearned income)          18,208,000
     Allowance for loan loss                                (273,000)
                                                         -----------
     Loans receivable, net                                17,935,000
Investments - held-to-maturity - fair value $745,000         757,000
Investments - available-for-sale- at fair value            1,805,000
Investment in restricted stocks - at cost                    203,000
Property and equipment, net                                  799,000
Accrued interest receivable and other assets                 288,000
                                                         -----------
--
Total assets                                             $23,855,000
                                                         ===========


Liabilities
-----------
Deposits:
    Noninterest-bearing                                  $ 1,751,000
    Interest-bearing                                      18,668,000
                                                         -----------
    Total deposits                                        20,419,000

Accounts payable and accrued expenses                         80,000
                                                         -----------
          Total liabilities                               20,499,000
                                                         -----------

Commitment and Contingencies (Note 9)

Stockholders' equity:
    Preferred stock, par value $0.01 per share,
    5,000,000 shares authorized, 0 shares issued
    and outstanding
    Common stock, par value $0.01 per share,
    5,000,000 shares authorized, 496,000 shares
     issued and outstanding                                    5,000
    Capital Surplus                                        4,958,000
    Accumulated deficit                                   (1,627,000)
    Accumulated other comprehensive income (loss)             20,000
                                                         -----------
    Total stockholders' equity                             3,356,000
                                                         -----------

Total liabilities and stockholders' equity               $23,855,000
                                                         ===========


The accompanying notes are an integral part of these consolidated statements.

                       AMERICASBANK CORP. AND SUBSIDIARY
                       ---------------------------------
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                2000                        1999
                                                                             ----------                  ----------
Interest income:
   Interest and fee income on loans                                          $1,196,000                  $  657,000
   Interest on loans held for sale                                               13,000                           -
   Interest income on investment securities                                     374,000                     301,000
                                                                             ----------                  ----------

   Total interest income                                                      1,583,000                     958,000
                                                                             ----------                  ----------

Interest expense:
   Interest on other short-term borrowings                                            -                       2,000
   Interest on deposits                                                         869,000                     429,000
                                                                             ----------                  ----------

                                                                             ----------                  ----------
   Total interest expense                                                       869,000                     431,000
                                                                             ----------                  ----------

Net interest income                                                             714,000                     527,000

   Provision for loan losses                                                    135,000                      54,000
                                                                             ----------                  ----------

Net interest income after provision for loan losses                             579,000                     473,000
                                                                             ----------                  ----------

Noninterest income:
        Service fees and charges                                                 43,000                      39,000
        Other income                                                             28,000                           -
                                                                             ----------

     Total noninterest income                                                    71,000                      39,000
                                                                             ----------                  ----------


Noninterest expenses:
   Salaries and benefits                                                        618,000                     458,000
   Depreciation and amortization                                                135,000                     113,000
   Occupancy expense                                                             43,000                      52,000
   Data processing                                                               80,000                      70,000
   Professional fees                                                             88,000                     126,000
   Marketing                                                                     50,000                     124,000
   Office supplies                                                               21,000                      34,000
   Other operating expenses                                                     173,000                     133,000
                                                                             ----------                  ----------

     Total noninterest expenses                                               1,208,000                   1,110,000
                                                                             ----------                  ----------


    Net loss                                                                 $ (558,000)                 $ (598,000)
                                                                             ==========                  ==========


Basic and diluted loss per share                                                 $(1.13)                     $(1.26)
                                                                             ==========                  ==========

Weighted average shares outstanding                                             496,000                     475,000
                                                                             ==========                  ==========


The accompanying notes are an integral part of these consolidated statements.

                       AMERICASBANK CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                     Accumulated Other
                          Common         Capital           Accumulated                Comprehensive
                          Stock          Surplus             Deficit                    Income (Loss)             Total
                        -------------------------------------------------------------------------------------------------

Balance at
December 31, 1998         $  3,000         $2,847,000      $   (471,000)              $      -                $2,379,000

Net proceeds from
 issuance of common
 stock                       2,000          2,111,000                 -                      -                 2,113,000

Net loss                         -                  -          (598,000)                     -                  (598,000)

Comprehensive income (loss)

Changes in net unrealized
 gain (loss) on
 available-for-sale
 securities                      -                  -                 -                 (5,000)                   (5,000)



Total Comprehensive
income (loss)                    -                  -                 -                      -                  (603,000)
                        -----------------------------------------------------------------------------------------------------

Balance at
December 31, 1999            5,000          4,958,000        (1,069,000)                (5,000)                3,889,000

Net loss                         -                  -          (558,000)                     -                  (558,000)
Comprehensive income
 (loss)
Changes in net
 unrealized gain (loss)
 on available-for-sale
 securities                      -                  -                 -                 25,000                    25,000

Total comprehensive
 income (loss)                   -                  -                 -                      -                  (533,000)

                        ------------------------------------------------------------------------------------------------------
Balance at
December 31, 2000           $5,000         $4,958,000       $(1,627,000)               $20,000                $3,356,000
356,000
                        ======================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                       AMERICASBANK CORP. AND SUBSIDIARY
                       ---------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                            2000             1999
                                                                                       ------------   ------------------
Cash flows from operating activities:
 Net loss                                                                              $   (558,000)  $         (598,000)
 Adjustments to reconcile net loss to net cash   used in
  operating activities  -
   Provision for loan losses                                                                135,000               54,000
   Depreciation and amortization                                                            135,000              113,000
   Amortization of premium on mortgage backed securities                                      9,000                6,000
   Gain of sale of loans held for sale                                                      (23,000)                   -
   Decrease (increase) in accrued interest receivable                                       (63,000)             (20,000)
   Decrease (increase) in other assets                                                        5,000                4,000
   Disbursements for loans held for sale                                                 (2,390,000)                   -
   Proceeds from loans held for sale                                                      2,413,000                    -
   Increase (decrease) in accounts payable and accrued expenses                            (207,000)             153,000
                                                                                       ------------   ------------------
    Net cash (used in) operating activities                                                (544,000)            (288,000)
                                                                                       ------------   ------------------
Cash flows from investing activities:
   Purchase of investments to be held to maturity                                                 -           (1,073,000)
   Principal repayments on investments to be held to maturity                               234,000              511,000
   Purchase of investments available for sale                                            (1,400,000)            (550,000)
   Principal repayments and sales of investments
    available for sale                                                                      115,000              634,000
   Purchase of investments in restricted stocks                                             (45,000)            (252,000)
   Principal repayments on investments in restricted stocks                                 148,000                    -
   Loan principal disbursements                                                         (14,870,000)          (6,217,000)
   Principal repayments on loans receivable                                               5,240,000            4,307,000
   Purchase of property and equipment                                                      (113,000)            (107,000)
   Disposal of property and equipment                                                        43,000                    -
                                                                                       ------------   ------------------
Net cash (used in) investing activities                                                 (10,648,000)          (2,747,000)
                                                                                       ------------   ------------------
Cash flows from financing activities:
   Increase (decrease) in time deposits                                                   6,873,000              217,000
   Increase (decrease) in all other deposits                                              2,642,000            1,345,000
   Increase (decrease) in mortgage escrow accounts                                          (21,000)               6,000
   Proceeds from common stock offering                                                            -            2,352,000
   Stock offering costs                                                                           -             (207,000)
   Proceeds from borrowings                                                                       -              220,000
   Repayments of borrowings                                                                       -             (220,000)
                                                                                       ------------   ------------------
Net cash provided by financing activities                                                 9,494,000            3,713,000
                                                                                       ------------   ------------------
Net increase (decrease) in cash and cash equivalents                                     (1,698,000)             678,000

Cash and cash equivalents, beginning of period                                            3,766,000            3,088,000
                                                                                       ------------   ------------------

Cash and cash equivalents, end of period                                               $  2,068,000   $        3,766,000
                                                                                       ============   ==================

The accompanying notes are an integral part of these consolidated statements.

                       AMERICASBANK CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  NATURE OF OPERATIONS

AmericasBank Corp (the "Parent Company") is a one-bank holding company that provides its customers with banking and non-banking financial services through its wholly-owned subsidiary AmericasBank (the "Bank"). Effective September 20, 1999, the Bank converted from a federal stock savings bank to a Maryland chartered trust company exercising the powers of a commercial bank. The Bank offers various loans, deposit and other financial service products to its customers. The Bank's customers include individuals and commercial enterprises throughout central Maryland; emphasizing the areas surrounding its main office and branch locations in Towson and Baltimore, Maryland, respectively. Additionally, the Bank maintains correspondent banking relationships and transacts daily federal funds sales on an unsecured basis with a regional correspondent bank.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the activity of AmericasBank Corp. and its wholly-owned subsidiary AmericasBank (collectively, the "Company"). All intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to general practices within the banking industry.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of collection) with a maturity of 90 days or less and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

INVESTMENT IN RESTRICTED STOCKS

Restricted stock investments principally include investments in the Federal Home Loan Bank, Federal Reserve, and Atlantic Central Banker's Bank and are carried at cost that approximates fair value.

INVESTMENTS HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are recorded at amortized cost. Debt securities not classified as held-to-maturity and equity securities with readily determinable fair values are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments not classified as held-to-maturity or trading are considered available-for-sale and are reported at fair value, with the unrealized gains and losses, net of related deferred tax effects, excluded from earnings and reported as an item of other comprehensive loss until realized. Fair value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers. For purposes of computing realized gains or losses on the sales of investments, cost is determined by using the specific identification method. Gains and losses on sales of securities are recognized at the time of sale. Premiums and discounts on investment and mortgage-backed securities are amortized over the term of the security using methods that approximate the interest method.

LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable are stated at the amount of unpaid principal, adjusted for deferred loan fees and origination costs. Interest on loans is accrued using the simple-interest method on principal amounts outstanding.

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

Interest on potential problem loans is not accrued when, in the opinion of management, full collection of principal or interest is in doubt, or payment of principal or interest has become 90 days past due. All interest previously accrued but not collected is reversed against current period interest income when a loan is placed on nonaccrual status.

Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), (as amended by SFAS No.
118), addresses the accounting by creditors for impairment of certain loans. It is generally applicable to all loans, except large groups of smaller balance homogenous loans. It also applies to loans that are restructured in a troubled debt restructuring involving a modification of terms, with limited exceptions.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires that a loan's impairment be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or using the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance.

Interest receipts on impaired loans are recognized as interest income or are applied to principal when management believes ultimate collectability of principal is in doubt. Consistent with this policy, interest receipts on nonaccrual loans are recognized as interest income unless ultimate collectability of principal is in doubt.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Building and improvements are depreciated over 15-25 years. Furniture and equipment are depreciated over 5 years.

INTANGIBLE ASSETS

Intangible assets arose from the acquisition of the Baltimore City, Maryland branch office of Rushmore Trust and Savings, FSB., in 1997. Intangible assets consisting of the cost of covenants not-to-compete, core deposit premiums and goodwill totaled $50,000, $164,000 and $40,000 respectively, and are carried at $78,000 net of accumulated amortization totaling $176,000 at December 31, 2000 and is included in other assets.

Amortization is calculated using the straight-line method over the following periods:

Covenants not-to-compete                                            3 years
Premium on deposits                                                 5 years
Goodwill                                                            5 years

Amortization expense on intangible assets for the years ended December 31, 2000 and 1999, was $57,000 in each year.

COMPREHENSIVE INCOME

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income consists of its net losses and unrealized gains and losses on securities available for sale and is presented as a separate component of stockholders' equity.

INCOME TAXES

Provisions for income taxes, if any, are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

PER SHARE AMOUNTS

Basic loss per share has been computed on the basis of the weighted average shares outstanding. Shares issuable upon exercise of the options and warrants outstanding (see Note 11) have not been included in the computation of diluted loss per share because their inclusion would have been antidilutive. Therefore, basic and diluted loss per share are equal.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years financial statements to conform with current year presentation.

3.  INVESTMENTS

The amortized cost and fair value of securities available for sale and being held to maturity as of December 31, 2000 were as follows:

                                                              Gross       Gross
                                               Amortized   Unrealized   Unrealized     Fair
                                                 Cost         Gains       Losses       Value
                                              ----------   ----------   ----------   ----------
Securities to be held to maturity:

Mortgage-backed securities                    $  757,000   $       --   $   12,000   $  745,000
                                              ==========   ==========   ==========   ==========
Securities available for sale:

Mortgage-backed securities                    $  385,000   $       --   $    1,000   $  384,000

Federal National Mortgage Association Notes
    Due beyond 5 years but within 10 years       300,000           --           --      300,000
Federal Home Loan Bank Notes

    Due beyond 1 year but within 5 years         200,000        3,000           --      203,000
    Due beyond 5 years but within 10 years       300,000        1,000           --      301,000
Preferred Trusts
    Due beyond 10 years                          600,000       17,000           --           --
                                              ----------   ----------   ----------   ----------
                                              $1,785,000   $   21,000   $    1,000   $1,805,000
                                              ==========   ==========   ==========   ==========


Actual maturities may differ from the contractual maturities of mortgage-backed securities because the underlying mortgages may be called or prepaid with or without prepayment penalty. Therefore, these securities are not included in the maturity categories.

4.  LOANS RECEIVABLE

As of December 31, 2000, loans receivable consist of:

Real estate loans -

Residential first mortgages                 $ 7,748,000
   Commercial - real estate                   5,236,000
   Construction                               1,508,000
   Second mortgages and home equity loans     2,220,000
Commercial loans                                300,000
Consumer loans                                1,181,000
Unamortized loan premium                         40,000
                                            -----------
                                             18,233,000
Less:  Allowance for loan losses                273,000
       Unearned income                           25,000
                                            -----------
Loans receivable, net                       $17,935,000
                                            ===========

Substantially all of the loans receivable are mortgage loans secured by residential and commercial real estate properties located in the State of Maryland. Loans are extended only after an evaluation by the Company's management and loan committee of a customer's creditworthiness and other relevant factors on a case-by-case basis. The Company's management and loan committee generally do not lend more than 90% of the appraised value of a property.

Residential lending is generally considered to involve less risk than other forms of lending, although payment experience on these loans is dependent, to some extent, on economic and market conditions in the Company's lending area. Commercial loan repayments are generally dependent on the operations of the related properties or the financial condition of the borrowers or guarantors. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

Nonperforming loans amounted to approximately $114,000 as of December 31, 2000 and these loans were not considered impaired. For the year ended December 31, 2000 and 1999, the amount of interest income that would have been recorded on loans in nonaccrual status had such loans performed in accordance with their terms was approximately $5,000 and $5,000, respectively.

A summary of the changes in the allowance for loan losses is as follows:

Balance, December 31, 1998            $84,000
  Provision charged to operations      54,000
                                       ------

Balance, December 31, 1999            138,000
   Provision charged to operations    135,000
                                       ------

Balance, December 31, 2000           $273,000
                                     ========

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2000:

Land                              $143,000
Buildings and improvements         538,000
Leasehold Improvements              42,000
Furniture and equipment            144,000
Computer equipment                 105,000
                                  --------
                                   972,000

Less:  Accumulated depreciation    173,000
                                  --------
Property and equipment, net       $799,000
                                  ========


Depreciation expense for the years ended December 31, 2000 and 1999, was $78,000 and $56,000, respectively.

6.  DEPOSITS

                          Weighted Average Rate
                              for Year Ended
                          -----------------------
                             December 31, 2000             Amount                   Percent
                          -----------------------  -----------------------  ------------------------


Demand deposits                      - %                   $ 1,751,000                8.6%
Savings                            5.39%                     9,194,000               45.0%
Money market accounts              2.96%                       109,000                0.5%
Time deposits                      6.47%                     9,365,000               45.9%
                                                           -----------              -----
                                                           $20,419,000              100.0%
                                                           ===========              =====

A schedule of maturities of deposits as of December 31, 2000, is as follows:

No contractual maturity           $11,054,000
Maturity within one year            2,678,000
Maturity in one to three years      4,866,000
Maturity in three to five years     1,821,000
                                  -----------
                                  $20,419,000
                                  ===========


The aggregate amount of time deposits, each with a minimum denomination of $100,000 or more, was approximately $1,984,000 as of December 31, 2000.

7. INCOME TAXES

The reconciliation of the federal statutory to the actual income tax rate is as follows:


                                                      2000         1999
                                                   ---------    ---------


Federal income tax benefit at 35% statutory rate   $ 195,000    $ 209,000
State income tax benefit, net of federal income
 tax effect                                           28,000       28,000

Valuation allowance                                 (223,000)    (237,000)
                                                   ---------    ---------
     Total                                         $      --    $      --
                                                   =========    =========


The Company has recorded a 100% valuation allowance against its deferred tax asset as the Company is a start-up operation and it is more likely than not that the deferred tax asset will not be realized.

The tax effect of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relates to the following as of December 31:

Deferred tax assets:                         2000         1999
                                           -------    ---------

  Allowance for loan losses                109,000    $  55,000
  Intangible assets                         68,000       61,000
  Net operating loss carry forwards        489,000      319,000
  Other                                      4,000       12,000
                                           -------    ---------

       Total gross deferred tax assets     670,000      447,000
Less:  Valuation allowance                (670,000)    (447,000)
                                           -------    ---------

       Net deferred tax asset              $    --    $      --
                                           =======    =========

As of December 31, 2000, the Company had approximately $1,222,000 of net operating loss carryforwards.


The net operating loss may be carried forward to offset future taxable income. These net operating losses begin to expire in 2012.

8. RELATED PARTY TRANSACTIONS

One director of the Company is principal in a law firm that provides legal services to the Company. As a result of these services, this firm was paid $5,000 and $0 during the years ended December 31, 2000 and 1999, respectively.

As of December 31, 2000, approximately $820,000 in loans were outstanding to the Company's officers, directors or their affiliates. Of this amount, approximately $564,000 is secured by real estate. As of December 31, 1999, approximately $59,000 in loans to the Company's officers, directors or affiliates was outstanding.

9. COMMITMENTS AND CONTINGENCIES

The Company's exposure to credit loss in the event of nonperformance by the other party to a financial instrument is represented by the contract amount of the financial instrument. The Company uses the same credit policies in making commitments for off-balance-sheet financial instruments as it does for on-balance-sheet financial instruments. Financial instruments with off-balance-sheet risk were as follows as of December 31, 2000:

                                                         Contract
                                                          Amount
                                                        -----------

Undisbursed lines of credit on commercial loans          $1,110,000
Undisbursed lines of credit on home equity loans            353,000
Residential construction mortgage loans to be funded        635,000
                                                         ----------
                                                         $2,098,000
                                                         ==========

The Company had outstanding commercial mortgage loan commitments of approximately $428,000 for fixed rate loans and floating rate loans as of December 31, 2000. All commitments expire within one year.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The Company evaluates each customer's creditworthiness on a case-by-case basis.

The lease on the new branch located at 3860 East Lombard Street, Highlandtown, MD 21224, commenced October 18, 2000. The leased space is contained within the Highlandtown Village Shopping Center, and is managed by Landmark Properties, Inc., 4848 Route 8, Unit 2, Allison Park, PA 15101. Term of the lease shall extend for five years beginning November 1, 2000, with two options to extend the lease for five additional years each. The total minimum rental commitment under this lease for the first five years is as follows:


     Years ending December 31,

       2001             $15,730
       2002              15,730
       2003              16,445
       2004              16,803
       2005              17,517


     In addition to rental payments, the Bank is obligated to the landlord for a prorated share of property taxes and common area maintenance. This prorated share is approximately $6,400 per year.


10. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount. For investment securities, fair value is determined using quoted market prices.

Fair value of loans receivable is estimated by discounting future cash flows, taking into consideration future loan losses, using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. For commitments to extend credit, the carrying amount is a reasonable estimate of fair value. Management estimates that the fair value of loans receivable is approximately $17,875,000 as of December 31, 2000.

With respect to deposits, fair value of noninterest bearing demand deposits, NOW accounts, savings accounts and money market accounts is the amount payable on demand at the reporting date. Fair value of fixed maturity term accounts and individual retirement accounts is estimated using rates currently offered for accounts of similar remaining maturities. Management estimates that the fair value of deposits is approximately $20,450,000 as of December 31, 2000.

11. STOCKHOLDERS' EQUITY

Stock Option Plan

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and provides pro forma disclosures of net loss and loss per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

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

Had compensation cost for the Company's 2000 grants under the stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per common share would approximate the pro forma amounts below for 2000 and 1999:



                                         2000                                1999
                                      ---------                           ---------
                                 As Reported        Pro Forma        As Reported          Pro Forma
                              -----------------   --------------   ----------------   ------------------
 Net loss                         $(558,000)       $(582,000)         $(598,000)           $(641,000)
                                   =========        =========          =========            =========

Basic and diluted loss per
 share -                           $   (1.13)      $   (1.17)         $   (1.26)           $   (1.35)
                                   =========        =========          =========            =========

The Company has computed for pro forma disclosure purposes the value of all options granted during 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following weighted average assumptions:


                             2000          1999
                             ----          ----

Risk-free interest rate      5.14 %        4.53 - 5.81%
Expected lives               6 years       6 years
Expected volatility          86.8 %        60.3%

A summary of option transactions during the years ended December 31, 2000 and 1999, follows:


                                                             Year ended December 31,
                                                       2000                        1999
                                                     Weighted                    Weighted
                                                     Average                     Average
                                                     Exercise                    Exercise
                                        Shares        Price         Shares        Price
                                        ------        -----         ------        -----
Options outstanding, beginning of
 year                                     65,000         $10.45       42,000               $10.57
     Exercised                                --             --           --                   --
     Granted                              34,000           7.00       24,000                10.27
     Forfeited / cancelled               (25,000)         10.87       (1,000)               12.00
                                         -------                      ------

Options outstanding, end of year          74,000           9.03       65,000                10.45
                                         =======                      ======


Shares available for future grant              0                       9,000
Options exercisable at end of year        39,000         $10.80       51,000               $10.57
Weighted average fair value of
 options granted                                         $ 5.50                            $ 5.01


At December 31, 2000, the 74,000 options issued and outstanding had exercise prices ranging from $7 - 12 and had a weighted average remaining contractual life of 108 months.

Stock Warrants

On September 2, 1998, the Company issued to the holders of record of its common stock on September 1, 1998, a dividend of one common stock purchase warrant for each share of common stock then held by the stockholders (the "Dividend Warrants"). Each Dividend Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $10.00 per share, subject to adjustment for certain events, beginning any time after April 1, 2000, until the

Dividend Warrant's expiration on September 1, 2008. As of December 31, 2000, there were 300,000 Dividend Warrants outstanding.

In connection with a unit offering on October 9, 1998, the Company issued warrants (the "Unit Warrants") to purchase an aggregate of 196,000 shares of the Company's common stock. Each

Unit Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $13.00 per share, subject to adjustment for certain events, beginning any time after April 8, 2000, until the Unit Warrant's expiration on September 1, 2008. As of December 31, 2000, there were 196,000 Unit Warrants outstanding.

RESTRICTIONS ON CASH DIVIDENDS

The amount of cash dividends that the Bank can pay to the Parent Company without approval from the Federal Reserve Board is limited to its net profits for the current year plus its retained net profits for the preceding two years. Amounts available for the payment of cash dividends during 2000 was $0.

RESTRICTIONS ON LENDING FROM SUBSIDIARY TO PARENT

Federal law imposes certain restrictions limiting the ability of the Bank to transfer funds to the Parent Company in the form of loans or advances. Section 23A of the Federal Reserve Act prohibits the Bank from making loans or advances to the Parent Company in excess of 10 percent of its capital stock and surplus, as defined therein. There were no material loans or advances outstanding at December 31, 2000.

12. REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2000 the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as shown in the following table. There are no conditions or events since the Bank's most recent notification which management believes have changed the Bank's category.

The Company and the Bank's actual capital amounts and ratios are presented in the following table:

                                                                                               Capitalized Under
                                                                       For Capital             Prompt Corrective
-------------------------------------------------------------------------------------------------------------------
                                             Actual                 Adequacy Purposes          Action Provisions
-------------------------------------------------------------------------------------------------------------------
                                       Amount        Ratio         Amount         Ratio        Amount       Ratio
-------------------------------------------------------------------------------------------------------------------
As of  December 31, 2000
---------------------------------
Total Capital
(to Risk-Weighted Assets)
Bank                                    3,522,000       20.2%        1,398,000        8.0%     1,748,000     10.0%
Company                                 3,492,000       20.0%        1,395,000        8.0%      n/a          n/a

Tier 1 Capital
(to Risk - Weighted Assets)
Bank                                    3,249,000       18.6%          699,000        4.0%     1,049,000      6.0%
Company                                 3,218,000       18.4%          698,000         40%      n/a           n/a

Tier 1 Capital
(to Average Assets)
Bank                                    3,249,000       15.9%          809,000        4.0%     1,012,000      5.0%
Company                                 3,218,000       15.7%          820,000        4.0%      n/a           n/a

n/a means not applicable

13. AMERICASBANK CORP. (PARENT ONLY) FINANCIAL STATEMENTS


                                 BALANCE SHEET
                       AS OF DECEMBER 31, 2000 AND 1999

                                                      2000           1999
                                                  -----------    -----------
 ASSETS

Cash                                              $     6,000    $     1,000
Investments - available-for-sale, at fair value            --         37,000
Investment in subsidiary                            3,386,000      3,914,000
                                                  -----------    -----------

Total assets                                      $ 3,392,000    $ 3,952,000
                                                  ===========    ===========


LIABILITIES

Accrued expenses                                  $        --    $    62,000
Due to subsidiary                                      36,000             --
                                                  -----------    -----------

Total liabilities                                      36,000         62,000
                                                  -----------    -----------

STOCKHOLDERS' EQUITY

Common stock                                            5,000          5,000
Capital surplus                                     4,958,000      4,958,000
Accumulated deficit                                (1,627,000)    (1,068,000)
Accumulated other comprehensive income (loss)          20,000         (5,000)
                                                  -----------    -----------
Total stockholders' equity                          3,356,000      3,890,000
                                                  -----------    -----------

TOTAL LIABILITIES AND
                                                  -----------    -----------
STOCKHOLDERS' EQUITY                              $ 3,392,000    $ 3,952,000
                                                  ===========    ===========

                              Statement of Income
                For the Years Ending December 31, 2000 and 1999



                                                           2000         1999
                                                        ---------    ---------

Interest Income:
  Interest income on investment securities              $      --    $  21,000
                                                        ---------    ---------


   Total interest income                                       --       21,000
                                                        ---------    ---------

Interest expense on other borrowings                           --        1,000
                                                        ---------    ---------

  Total interest expense                                       --        1,000
                                                        ---------    ---------


               Total operating income                          --       20,000
                                                        ---------    ---------


Other Operating Expenses:
Salaries and benefits:                                      2,000           --
Professional fees                                           2,000       47,000
Other operating expenses                                    2,000       21,000
                                                        ---------    ---------
Total other operating expenses                              6,000       68,000
                                                        ---------    ---------

Net loss before equity in net loss of subsidiary bank      (6,000)     (48,000)
               Equity in let loss of subsidiary bank     (552,000)    (550,000)
                                                        ---------    ---------
          Net loss                                      $(558,000)   $(598,000)
                                                        =========    =========

                            Statement of Cash Flows
                 For the Years Ended December 31, 2000 and 1999


                                                                      2000           1999
                                                                  -----------    -----------
Cash flow from operating activities:

 Net Loss                                                         $  (558,000)   $  (598,000)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
   Equity in net loss of subsidiary bank                              552,000        550,000
   Decrease (increase in) accounts receivable
   Increase (decrease) in intercompany payable                         36,000             --
   Increase (decrease) in accounts payable and accrued expenses       (62,000)      (189,000)
                                                                  -----------    -----------


      Net cash (used in) operating activities                         (32,000)       (68,000)
                                                                  -----------    -----------


Cash flows from investing activities:
   Purchase of investments available for sale                              --        (37,000)
   Proceeds from sales of investments available for sale               37,000             --
   Purchase of equity in subsidiary                                        --     (2,080,000)
                                                                  -----------    -----------


      Net cash provided by (used in) investing activities              37,000     (2,117,000)
                                                                  -----------    -----------


Cash flows from financing activities:
   Proceeds from common stock offering                                     --      2,352,000
   Stock offering costs                                                    --       (207,000)
                                                                  -----------    -----------


      Net cash provided by financing activities                            --      2,145,000
                                                                  -----------    -----------


Increase (decrease) in cash and cash equivalents                        5,000        (40,000)

Cash and cash equivalents, beginning of period                          1,000         41,000
                                                                  -----------    -----------


Cash and cash equivalents, end of period                          $     6,000    $     1,000
                                                                  ===========    ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no occurrence requiring a response to this item.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Certain information relating to directors and executive officers of AmericasBank Corp. and Section 16(a) beneficial ownership reporting compliance is incorporated by reference herein from AmericasBank Corp.'s proxy statement in connection with its 2001 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

     Certain information relating to executive compensation is incorporated by reference herein from AmericasBank Corp.'s proxy statement in connection with its 2001 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Certain Information relating to security ownership of directors, director nominees, 5% beneficial owners and management is incorporated by reference herein from AmericasBank Corp.'s proxy statement in connection with its 2001 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information relating to certain relationships and related transactions is incorporated by reference herein from AmericasBank Corp.'s proxy statement in connection with its 2001 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.:    Exhibit:
-----------     -------

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

* Item 10.6 was previously filed by AmericasBank Corp. as Exhibits (with Exhibit Numbers 6E and 27B) to AmericasBank Corp.'s Annual Report on Form 10-KSB, filed on March 31, 1999, and such documents are incorporated herein by reference.

** Items 3.2, 4.1, 4.2, 10.4, 10.5 and 21 as listed above, were previously filed by AmericasBank Corp. as Exhibits (with Exhibit Numbers 2B, 3A, 3B, 6C, 6D and
21) to AmericasBank Corp.'s Registration Statement on Form SB-1, as amended, filed on August 13, 1998 (SEC File No. 333-61335), and such documents are incorporated herein by reference.

*** Items 3.1, 4.3, 10.2, 10.3, 10.7, 10.8, 10.9, 10.11, 10.12 and 10.13, as
listed above, were previously filed by AmericasBank Corp. as Exhibits (with Exhibit Numbers 2A, 12B, 6A, 6B, 8A(i), 8A(ii), 8A(iii), 8B(i), 8B(ii) and 8B(iii)) to AmericasBank Corp.'s Registration Statement on Form SB-1, as amended, filed on June 10, 1997 (SEC File No. 333-28881), and such documents are incorporated herein by reference.

**** Items 10.10, 10.14 and 10.15, as listed above, were previously filed by AmericasBank Corp. as Exhibits (with Exhibit Numbers 8A(iv), 8B(iv) and 8C) to AmericasBank Corp.'s Annual Report on Form 10-KSB, filed on March 31, 1998, and such documents are incorporated herein by reference.


(b) Reports of Form 8-K. During the quarter ended December 31, 2000, AmericasBank Corp. filed with the Securities and Exchange Commission a Current Report on Form 8-K, Item 4 and 7, dated December 1, 2000, to report that Keller Bruner & Company, LLP had merged with McGladrey & Pullen, LLP and that Keller Bruner & Company would no longer be the auditor for the Registrant. McGladrey & Pullen, LLP was appointed the Registrant's new auditor.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICASBANK CORP.

Date:  April 11, 2001         By: /s/ Kenneth D. Pezzulla
                                  ---------------------------
                                      Kenneth D. Pezzulla,
                                      Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                           DATE
---------                                            -----                           ----
                                                   Director                     April 11, 2001
-------------------------------------
Mark Atas

/s/ Garbis Baklayan                                Director                     April 11, 2001
-------------------------------------
Garbis Baklayan


/s/ Nicholas J. Belitsos                           Director                     April 11, 2001
-------------------------------------
Nicholas J. Belitsos, M.D.

/s/ Thomas M. Brandt, Jr.                          Director                     April 11, 2001
-------------------------------------
Thomas M. Brandt, Jr.

/s/ William A. Fogle                               Director                     April 11, 2001
-------------------------------------
William A. Fogle

/s/ Constantine Frank                              Director                     April 11, 2001
-------------------------------------
Constantine Frank

SIGNATURE                                            TITLE                                 DATE
---------                                            -----                                 ----

                                                   Director                                  April 11, 2001
-------------------------------------
Kemp Jayadeva


/s/ Norman H. Katz                                 Director                                  April 11, 2001
-------------------------------------
Norman H. Katz


/s/ Shawki N. Malek, M.D.                          Director                                  April 11, 2001
-------------------------------------
Shawki N. Malek, M.D.

                                                   Director                                  April 11, 2001
-------------------------------------
Mark D. Noar, M.D.


/s/ Larry D. Ohler                                 Chief Financial Officer, Director
-------------------------------------              (Principal Financial Officer and
Larry D. Ohler                                     Accounting Officer)                       April 11, 2001


/s/ Kenneth D. Pezzulla                            Chairman of the Board (Principal
-------------------------------------              Executive Officer)                        April 11, 2001
Kenneth D. Pezzulla

                                                   Director                                  April 11, 2001
-------------------------------------
Nina Rao, M.D.


/s/ Ramon F. Roig, M.D.                            Director                                  April 11, 2001
-------------------------------------
Ramon F. Roig, M.D.

                                                   Director                                  April 11, 2001
-------------------------------------
Baldev Singh


/s/ Lee W. Warner                                  Director                                  April 11, 2001
-------------------------------------
Lee W. Warner

                                                   Director                                  April 11, 2001
-------------------------------------
Carl Wright


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


* Items 10.6 as listed above, were previously filed by AmericasBank Corp. as Exhibits (with Exhibit Numbers 6E to AmericasBank Corp.'s Annual Report on Form 10-KSB, filed on March 31, 1999, and as to 27A to the 10KSB, filed on March 30,
2000) and such documents are incorporated herein by reference.

** Items 3.2, 4.1, 4.2, 10.4, 10.5 and 21 as listed above, were previously filed by AmericasBank Corp. as Exhibits (with Exhibit Numbers 2B, 3A, 3B, 6C, 6D and
21) to AmericasBank Corp.'s Registration Statement on Form SB-1, as amended, filed on August 13, 1998 (SEC File No. 333-61335), and such documents are incorporated herein by reference.

*** Items 3.1, 4.3, 10.2, 10.3, 10.7, 10.8, 10.9, 10.11, 10.12 and 10.13, as
listed above, were previously filed by AmericasBank Corp. as Exhibits (with Exhibit Numbers 2A, 12B, 6A, 6B, 8A(i), 8A(ii), 8A(iii), 8B(i), 8B(ii) and 8B(iii)) to AmericasBank Corp.'s Registration Statement on Form SB-1, as amended, filed on June 10, 1997 (SEC File No. 333-28881), and such documents are incorporated herein by reference.

**** Items 10.10, 10.14 and 10.15, as listed above, were previously filed by AmericasBank Corp. as Exhibits (with Exhibit Numbers 8A(iv), 8B(iv) and 8C) to AmericasBank Corp.'s Annual Report on Form 10-KSB, filed on March 31, 1998, and such documents are incorporated herein by reference.