Form 10KSB/A
period 2000-12-31
AMERICASBANK CORP
filed 2001-06-07
CIK 1040491

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

SUBSEQUENT EVENTS
-----------------

     On March 16, 2001, Steven T. Hudson, resigned, effective as of March 30, 2001, as the chief financial officer of AmericasBank Corp. and AmericasBank.
Mr. Hudson resigned in order to pursue other opportunities at another financial institution. AmericasBank Corp. and AmericasBank are currently seeking to hire a new chief financial officer. AmericasBank Corp. and AmericasBank do not anticipate incurring any additional costs as a result of hiring a new chief financial officer; however, there can be no assurances that they will be able to hire a new chief financial officer without incurring additional costs. AmericasBank Corp. and AmericasBank have appointed Larry D. Ohler as interim chief financial officer until a permanent replacement is hired. Mr. Ohler currently is a director and treasurer of AmericasBank Corp. and AmericasBank. Mr. Ohler is a certified public accountant and has provided financial consulting services to several private investors since February 1999. Previously, Mr. Ohler served for over 14 years as the Chief Financial Officer of PATS, Inc., an aircraft equipment manufacturer.


     On April 12, 2001, Richard J. Hunt, Jr. resigned, effective immediately, as president and as a director of AmericasBank and as senior executive vice president of AmericasBank Corp. due to differences with the board of directors regarding the management of AmericasBank. AmericasBank is currently seeking to hire a new president. AmericasBank does not anticipate incurring any additional costs as a result of hiring a new president; however, there can be no assurances that they will be able to hire a new president without incurring additional costs. AmericasBank has appointed Patricia D'Alessandro as interim president. Ms. D'Alessandro previously served as president of AmericasBank from December 1997 until September 1998. Since September 1998 until her recent appointment, Ms. D'Alessandro has served as executive vice president of AmericasBank. Prior to working for AmericasBank, Ms. D'Alessandro served over 6 years as a vice president of Rushmore Trust and Savings, FSB.

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
                                          -------------
                                             $3,218,000
                                            ===========

  (2) Tier 2 capital is comprised of the allowance for loan loss, limited to 25% of gross risk weighted assets.

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

The disclosures pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as discussed in Note 11 for the year ended December 31, 2000 have been restated. The restatements had no effect on the basic financial statements, as previously issued.

/s/ McGladrey & Pullen, LLP
---------------------------

Frederick, Maryland
February 2, 2001, except for Note 11,
 as to which the date is May 24, 2001

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

                       AMERICASBANK CORP. AND SUBSIDIARY
                       ---------------------------------
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                2000                        1999
                                                                             ----------                  ----------
Interest income:
   Interest and fee income on loans                                          $1,196,000                  $  657,000
   Interest on loans held for sale                                               13,000                           -
   Interest income on investment securities                                     374,000                     301,000
                                                                             ----------                  ----------

   Total interest income                                                      1,583,000                     958,000
                                                                             ----------                  ----------

Interest expense:
   Interest on other short-term borrowings                                            -                       2,000
   Interest on deposits                                                         869,000                     429,000
                                                                             ----------                  ----------

   Total interest expense                                                       869,000                     431,000
                                                                             ----------                  ----------

Net interest income                                                             714,000                     527,000

   Provision for loan losses                                                    135,000                      54,000
                                                                             ----------                  ----------

Net interest income after provision for loan losses                             579,000                     473,000
                                                                             ----------                  ----------

Noninterest income:
        Service fees and charges                                                 43,000                      39,000
        Other income                                                             28,000                           -
                                                                             ----------                  ----------

     Total noninterest income                                                    71,000                      39,000
                                                                             ----------                  ----------


Noninterest expenses:
   Salaries and benefits                                                        618,000                     458,000
   Depreciation and amortization                                                135,000                     113,000
   Occupancy expense                                                             43,000                      52,000
   Data processing                                                               80,000                      70,000
   Professional fees                                                             88,000                     126,000
   Marketing                                                                     50,000                     124,000
   Office supplies                                                               21,000                      34,000
   Other operating expenses                                                     173,000                     133,000
                                                                             ----------                  ----------

     Total noninterest expenses                                               1,208,000                   1,110,000
                                                                             ----------                  ----------


    Net loss                                                                 $ (558,000)                 $ (598,000)
                                                                             ==========                  ==========


Basic and diluted loss per share                                                 $(1.13)                     $(1.26)
                                                                             ==========                  ==========

Weighted average shares outstanding                                             496,000                     475,000
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

                       AMERICASBANK CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                     Accumulated Other
                          Common         Capital           Accumulated                Comprehensive
                          Stock          Surplus             Deficit                    Income (Loss)             Total
                        -------------------------------------------------------------------------------------------------

Balance at
December 31, 1998         $  3,000         $2,847,000      $   (471,000)              $      -                $2,379,000
                                                                                                              ----------

Net proceeds from
 issuance of common
 stock                       2,000          2,111,000                 -                      -                 2,113,000

Net loss                         -                  -          (598,000)                     -                  (598,000)

Comprehensive income (loss)

Changes in net unrealized
 gain (loss) on
 available-for-sale
 securities                      -                  -                 -                 (5,000)                   (5,000)
                                                                                                              ----------



Total Comprehensive
income (loss)                    -                  -                 -                      -                  (603,000)
                        -----------------------------------------------------------------------------------------------------

Balance at
December 31, 1999            5,000          4,958,000        (1,069,000)                (5,000)                3,889,000
                                                                                                              ----------

Net loss                         -                  -          (558,000)                     -                  (558,000)
Comprehensive income
 (loss)
Changes in net
 unrealized gain (loss)
 on available-for-sale
 securities                      -                  -                 -                 25,000                    25,000
                                                                                                              ----------

Total comprehensive
 income (loss)                   -                  -                 -                      -                  (533,000)

                        ------------------------------------------------------------------------------------------------------
Balance at
December 31, 2000           $5,000         $4,958,000       $(1,627,000)               $20,000                $3,356,000
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

3.  INVESTMENTS

The amortized cost and fair value of securities available for sale and being held to maturity as of December 31, 2000 were as follows:

                                                              Gross       Gross
                                               Amortized   Unrealized   Unrealized     Fair
                                                 Cost         Gains       Losses       Value
                                              ----------   ----------   ----------   ----------
Securities to be held to maturity:

Mortgage-backed securities                    $  757,000   $       --   $   12,000   $  745,000
                                              ==========   ==========   ==========   ==========
Securities available for sale:

Mortgage-backed securities                    $  385,000   $       --   $    1,000   $  384,000

Federal National Mortgage Association Notes
    Due beyond 5 years but within 10 years       300,000           --           --      300,000
Federal Home Loan Bank Notes

    Due beyond 1 year but within 5 years         200,000        3,000           --      203,000
    Due beyond 5 years but within 10 years       300,000        1,000           --      301,000
Preferred Trusts
    Due beyond 10 years                          600,000       17,000           --      617,000
                                              ----------   ----------   ----------   ----------
                                              $1,785,000   $   21,000   $    1,000   $1,805,000
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

On June 1, 1998, the Company adopted a stock option plan for the granting of stock options to employees and non-employee directors. Options granted to directors are vested immediately and may be exercised six months after the grant date. Options granted to employees are subject to vesting and exercisability as stated in the option agreement between the Company and the employee. For employees, in the event of termination without cause, the stock options expire in three months from the date of termination. Options granted to directors expire on the first anniversary of the effective date of termination as a director. All options expire on the 10th anniversary of the grant date. Certain disclosures below have been restated from those previously reported due to a misunderstanding in interpreting the terms of the stock option plan.

Had compensation cost for the Company's 2000 grants under the stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per common share would approximate the pro forma amounts below for 2000 and 1999:

                                                  2000                                    1999
                                      ----------------------------          -------------------------------
                                      As Reported        Pro Forma          As Reported           Pro Forma
                                      -----------        ---------          -----------           ---------
 Net loss                              $(558,000)        $(592,000)          $(598,000)            $(641,000)
                                       =========         =========           =========             =========

Basic and diluted loss per
 share -                               $   (1.13)        $   (1.19)          $   (1.26)            $   (1.35)
                                       =========         =========           =========             =========

The Company has computed for pro forma disclosure purposes the value of all options granted during 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following weighted average assumptions:

                                    2000            1999
                                    ----            ----

Risk-free interest rate             5.14%       4.53 - 5.81%
Expected lives                      6 years     6 years
Expected volatility                 86.8%       60.3%

A summary of option transactions during the years ended December 31, 2000 and 1999, follows:

                                                                 Year ended December 31,
                                                            2000                         1999
                                                          Weighted                     Weighted
                                                          Average                      Average
                                                          Exercise                     Exercise
                                          Shares           Price          Shares        Price
                                          ------          --------        ------       --------
Options outstanding, beginning of
 year                                      65,000          $10.45        42,000         $10.57
     Exercised                                 --              --            --             --
     Granted                                3,000            5.08        24,000          10.27
     Forfeited / cancelled                 (1,000)          10.60        (1,000)         12.00
                                           ------          ------        ------

Options outstanding, end of year           67,000           10.52        65,000          10.45
                                           ======                        ======

Shares available for future grant           7,000                         9,000
Options exercisable at end of year         66,000           10.43        51,000          10.57
Weighted average fair value of
 options granted                                           $ 6.74                       $ 5.01

At December 31, 2000, the 67,000 options issued and outstanding had exercise prices ranging from $5 - 12 and had a weighted average remaining contractual life of 100 months.

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

n/a means not applicable

13. AMERICASBANK CORP. (PARENT ONLY) FINANCIAL STATEMENTS


                                 BALANCE SHEET
                       AS OF DECEMBER 31, 2000 AND 1999

                                                      2000           1999
                                                  -----------    -----------
 ASSETS

Cash                                              $     6,000    $     1,000
Investments - available-for-sale, at fair value            --         37,000
Investment in subsidiary                            3,386,000      3,914,000
                                                  -----------    -----------

Total assets                                      $ 3,392,000    $ 3,952,000
                                                  ===========    ===========


LIABILITIES

Accrued expenses                                  $        --    $    62,000
Due to subsidiary                                      36,000             --
                                                  -----------    -----------

Total liabilities                                      36,000         62,000
                                                  -----------    -----------

STOCKHOLDERS' EQUITY

Common stock                                            5,000          5,000
Capital surplus                                     4,958,000      4,958,000
Accumulated deficit                                (1,627,000)    (1,068,000)
Accumulated other comprehensive income (loss)          20,000         (5,000)
                                                  -----------    -----------
Total stockholders' equity                          3,356,000      3,890,000
                                                  -----------    -----------

TOTAL LIABILITIES AND
                                                  -----------    -----------
STOCKHOLDERS' EQUITY                              $ 3,392,000    $ 3,952,000
                                                  ===========    ===========

                              Statement of Income
                For the Years Ending December 31, 2000 and 1999



                                                           2000         1999
                                                        ---------    ---------

Interest Income:
  Interest income on investment securities              $      --    $  21,000
                                                        ---------    ---------


   Total interest income                                       --       21,000
                                                        ---------    ---------

Interest expense on other borrowings                           --        1,000
                                                        ---------    ---------

  Total interest expense                                       --        1,000
                                                        ---------    ---------


               Total operating income                          --       20,000
                                                        ---------    ---------


Other Operating Expenses:
Salaries and benefits:                                      2,000           --
Professional fees                                           2,000       47,000
Other operating expenses                                    2,000       21,000
                                                        ---------    ---------
Total other operating expenses                              6,000       68,000
                                                        ---------    ---------

Net loss before equity in net loss of subsidiary bank      (6,000)     (48,000)
               Equity in net loss of subsidiary bank     (552,000)    (550,000)
                                                        ---------    ---------

          Net loss                                      $(558,000)   $(598,000)
                                                        =========    =========

                            Statement of Cash Flows
                 For the Years Ended December 31, 2000 and 1999


                                                                      2000           1999
                                                                  -----------    -----------
Cash flow from operating activities:

 Net Loss                                                         $  (558,000)   $  (598,000)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
   Equity in net loss of subsidiary bank                              552,000        550,000
   Decrease (increase in) accounts receivable                              --        169,000
   Increase (decrease) in intercompany payable                         36,000             --
   Increase (decrease) in accounts payable and accrued expenses       (62,000)      (189,000)
                                                                  -----------    -----------


      Net cash (used in) operating activities                         (32,000)       (68,000)
                                                                  -----------    -----------


Cash flows from investing activities:
   Purchase of investments available for sale                              --        (37,000)
   Proceeds from sales of investments available for sale               37,000             --
   Purchase of equity in subsidiary                                        --     (2,080,000)
                                                                  -----------    -----------


      Net cash provided by (used in) investing activities              37,000     (2,117,000)
                                                                  -----------    -----------


Cash flows from financing activities:
   Proceeds from common stock offering                                     --      2,352,000
   Stock offering costs                                                    --       (207,000)
                                                                  -----------    -----------


      Net cash provided by financing activities                            --      2,145,000
                                                                  -----------    -----------


Increase (decrease) in cash and cash equivalents                        5,000        (40,000)

Cash and cash equivalents, beginning of period                          1,000         41,000
                                                                  -----------    -----------


Cash and cash equivalents, end of period                          $     6,000    $     1,000
                                                                  ===========    ===========

Item 8. Change in and Disagreements with accountants on accounting and financial disclosure.

     There has been no occurrence requiring a response to this item.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Directors of AmericasBank Corp.
     -------------------------------

     The directors of AmericasBank Corp., their ages, the years in which their terms expire and the year in which they became directors are as follows:


Name                                  Age         Term to Expire(1)        Director Since
---------------------------------  ----------  ------------------------  ------------------
Mark J. Atas                           46                2002                   1999
Garbis Baklayan                        53                2003                   1998
Nicholas J. Belitsos, M.D.             50                2003                   1998
Thomas M. Brandt, Jr.                  49                2002                   1999
William A. Fogle, Jr.                  64                2001                   1996
Constantine Frank                      45                2002                   1998
Kemp Jayadeva                          50                2001                   1996
Norman H. Katz                         73                2001                   1996
Shawki N. Malek, M.D.                  56                2001                   1998
Mark D. Noar, M.D.                     46                2002                   1998
Larry D. Ohler                         61                2001                   1996
Kenneth D. Pezzulla                    70                2001                   1996
Neena Rao, M.D.                        50                2001                   1999
Ramon F. Roig, Jr., M.D.               66                2003                   1998
Baldev Singh                           57                2002                   2000
Lee W. Warner                          46                2003                   1998
Carl A. J. Wright                      45                2002                   1999

(1) All of the directors with terms to expire in 2001 have been nominated to serve on the Board of Directors for an additional three (3) year term. Elections for these directors will take place at the 2001 Annual Meeting of Stockholders to be held in June 2001. On September 24, 2000, Mr. Singh was appointed to the Board of Directors to fill a vacancy in a directorship that terminates at the 2002 Annual Meeting of Stockholders. At the 2001 Annual Meeting of Stockholders, Mr. Singh will stand for election for the remainder of the term.

     Biographical information concerning the directors is set forth below.

MARK J. ATAS is a director of AmericasBank Corp. Mr. Atas is an attorney in solo practice in the Baltimore metropolitan area and has been a solo practitioner for over 20 years.

GARBIS BAKLAYAN is a director of AmericasBank Corp. Mr. Baklayan is President and Chief Executive Officer of Gary's Sportswear and Athletic Shoes, a shoe and sportswear company, and has served in that capacity since 1978.

NICHOLAS J. BELITSOS, M.D. is a director of AmericasBank Corp. Dr. Belitsos currently practices internal medicine and gastroenterology in Baltimore, Maryland and is President of Nicholas J. Belitsos, M.D., P.A. He has served in that capacity for the past thirteen years.

THOMAS M. BRANDT, JR. is a director of AmericasBank Corp. Since April 1997, Mr. Brandt has been a Senior Vice President and the Chief Financial Officer of Telecommunication Systems, Inc., a software systems integration company. From May 1996 to March 1997, Mr. Brandt was a Senior Vice President and the Chief Financial Officer of DIGEX, Inc., an internet service provider. From August 1993 to May 1996, Mr. Brandt was a director of Price Waterhouse, LLP, a public accounting and consulting firm.

WILLIAM A. FOGLE, JR. is Vice Chairman of the Board of Directors of AmericasBank Corp. and AmericasBank. Mr. Fogle currently is Vice President of York County Property Management Company, a real estate construction, management and development company in York County, Pennsylvania, and has served in that capacity since January 1997. Since January 1997, Mr. Fogle also has been a licensed realtor with Century 21 Country Home, a real estate sales company. He was an Assistant Vice President of Marketing and Sales of BCI Contractors, Inc., a construction company, from February 1995 to December 31, 1996. Mr. Fogle was Secretary of the Maryland Department of Licensing and Regulation from 1987 to February 1995.

CONSTANTINE FRANK is a director of AmericasBank Corp. Since 1972, Mr. Frank has been employed by Precision Vending, Inc. (f/k/a/ Nick Frank Vending, Inc.), a vending company servicing customers in the Baltimore area. Mr. Frank has been President of Precision Vending, Inc. since July 1, 1997.

KEMP JAYADEVA is a director of AmericasBank Corp. and AmericasBank. Mr. Jayadeva currently is the President and sole stockholder of Allied Physician Services, Inc., a computer services firm, and has served in that capacity for over 14 years.

NORMAN H. KATZ is a director of AmericasBank Corp. and AmericasBank. Mr. Katz is an attorney in solo practice in the Baltimore metropolitan area and has been a sole practitioner for over 18 years. Mr. Katz was the assistant director of the Division of Parole and Probation for the State of Maryland from 1955 to 1978.

SHAWKI N. MALEK, M.D. is the Secretary of AmericasBank Corp. and AmericasBank and is a director of AmericasBank Corp. and AmericasBank. Dr. Malek became the Secretary of AmericasBank Corp. and AmericasBank in February 2000. Dr. Malek is in private practice specializing in adult and pediatric gastroenterology with offices in Towson, Maryland and has served in that capacity since 1982.

MARK D. NOAR, M.D., is a director of AmericasBank Corp. and AmericasBank. Dr. Noar currently is a gastroenterologist in Baltimore, Maryland and is a principal of Endoscopic Microsurgery Associates, P.A., which is a medical practice in Baltimore,

Maryland. He has served in that capacity for over 11 years. Dr. Noar also is the Medical Director and a principal of The Endoscopy Center, Inc., which operates an ambulatory surgery center. He has served in that capacity for over eight years.

LARRY D. OHLER is the Treasurer of AmericasBank Corp. and AmericasBank and a director of AmericasBank Corp. and AmericasBank. From June 1985 to February 1999, Mr. Ohler was the Chief Financial Officer of PATS, Inc., an aircraft equipment manufacturer. Since February 1999, Mr. Ohler has provided financial consulting services to several private investors.

KENNETH D. PEZZULLA is the President of AmericasBank Corp. and is the Chairman of the Board of Directors of AmericasBank Corp. and AmericasBank. Mr. Pezzulla, a director of AmericasBank Corp. since June 1996 and a director of AmericasBank since December 1997, became Chairman of AmericasBank Corp. and AmericasBank on January 1, 2000, and became President of AmericasBank Corp. in February 2000. From June 1996 to February 2000, Mr. Pezzulla was the Secretary of AmericasBank Corp., and from December 1997 to February 2000, Mr. Pezzulla was the Secretary of AmericasBank. Mr. Pezzulla currently is a member of Pezzulla and Pezzulla, LLC, a Towson law firm, and has served in that capacity since 1995. Mr. Pezzulla had a solo legal practice from 1975 to 1995. Mr. Pezzulla was a director of Rushmore Trust & Savings, FSB, from 1989 to October 1997, and was a director of its predecessor, LaCorona Building and Loan Association, from 1963 to 1989. Mr. Pezzulla was President of LaCorona Building and Loan Association from 1985 to 1988.

NEENA RAO, M.D. is a director of AmericasBank Corp. Dr. Rao is in private practice specializing in cardiology with offices in Towson and Randallstown, Maryland, and has served in that capacity since 1987.

RAMON F. ROIG, JR., M.D. is a director of AmericasBank Corp. and AmericasBank. Dr. Roig currently practices internal medicine and gastroenterology in Baltimore, Maryland and is President of Ramon F. Roig, M.D., P.A. He has served in that capacity since 1974.

BALDEV SINGH is a director of AmericasBank Corp. Mr. Singh currently is president of BJK Truckers Inn, Inc., a Maryland based developer and operator of truck stops, gas stations and convenience stores, and has served in that capacity since 1991. In addition, Mr. Singh is a member of Network Processing, LLC, a provider of automatic teller machines, and has been a member since April 1998.

LEE W. WARNER is a director of AmericasBank Corp. Mr. Warner is the Chairman and Chief Executive Officer of The L. Warner Companies, Inc., an investment advisory firm, and he has served in that capacity since December 1992.

CARL A. J. WRIGHT is a director of AmericasBank Corp. Since January 1998, Mr. Wright has been the Regional Vice President of Interim Financial Solutions, an executive search and interim staffing firm. Prior to January 1998, Mr. Wright was President of A.J.

Burton Group, Inc., an executive search and interim staffing firm, and he served in that capacity beginning in 1990. In January 1998, A.J. Burton Group, Inc. was purchased by Interim Services, Inc., the parent company of Interim Financial Solutions, Inc.

     Executive Officers of AmericasBank Corp.
     ----------------------------------------

     The executive officers and significant employees of AmericasBank Corp. and AmericasBank who do not serve on the Board of Directors of AmericasBank Corp. are as follows:



Name                         Age                        Position
-----------------------    -------      ---------------------------------------

Patricia D'Alessandro        55         Executive Vice President of AmericasBank
                                        Corp. and AmericasBank and a Director of
                                        AmericasBank
Richard J. Hunt, Jr.         37         Former President of AmericasBank and
                                        Former Senior Executive Vice President
                                        of AmericasBank Corp., and a Former
                                        Director of AmericasBank
Douglas W. DeVaughn          43         Senior Vice President of AmericasBank
                                        and Senior Credit Officer of
                                        AmericasBank
Steven T. Hudson             36         Former Chief Financial Officer of
                                        AmericasBank Corp. and AmericasBank

     Biographical information concerning Ms. D'Alessandro and Messrs. Hunt, DeVaughn and Hudson is set forth below. Effective April 12, 2001, Mr. Hunt resigned from his positions with AmericasBank Corp. and AmericasBank. Effective March 30, 2001, Mr. Hudson resigned from his positions with AmericasBank Corp. and AmericasBank.

PATRICIA D'ALESSANDRO is the Executive Vice President of AmericasBank Corp. and AmericasBank, and is a director of AmericasBank. From December 1997 to December 1998, Ms. D'Alessandro was the President of AmericasBank. Until December 1, 1997, Ms. D'Alessandro was a Vice President of Rushmore Trust and Savings, FSB ("Rushmore"), and had served in that capacity for over six years. As a Vice President of Rushmore, Ms. D'Alessandro was responsible for loan originations, loan servicing, delinquencies and collections for both of Rushmore's branch offices. Ms. D'Alessandro was employed from 1962 to 1974 and from 1984 to 1989 by Chesapeake Federal Savings and Loan Association, during which time Ms. D'Alessandro served in a variety of capacities, including assistant secretary of the association and manager of loan servicing.

RICHARD J. HUNT, JR., served as the President and as a director of AmericasBank, and as the Senior Executive Vice President of AmericasBank Corp. from September 1999 to April 2001. From October 1997 to September 1998, Mr. Hunt was Vice President/Private Banking for Chevy Chase Bank in Chevy Chase, Maryland, and in that capacity was responsible for the development and operation of the bank's private banking group. From September 1994 to October 1997, Mr. Hunt was Vice President/Corporate Lending and Vice President/Cash Management for Citizens Savings Bank, FSB in Gaithersburg, Maryland. As Vice President/Corporate Lending, Mr. Hunt was responsible for developing and managing the bank's commercial (including small business) clients in Montgomery County, Maryland. From January 1993 to September 1994, Mr. Hunt was Assistant Vice President/Not-For-Profit Lending for Riggs National Bank in Washington, D.C., and in that capacity was responsible for developing and implementing the bank's plan to penetrate the not-for-profit lending market in Montgomery County, Maryland. From May 1989 to January 1993, Mr. Hunt served in a variety of capacities for The First National Bank of Maryland in Rockville, Maryland, including commercial banking officer, corporate credit analyst and commercial branch manager.

DOUGLAS W. DEVAUGHN is the Senior Vice President of AmericasBank and the Senior Credit Officer of AmericasBank. From May 1998 to March 1999, Mr. DeVaughn was Vice President/Account Officer for Chevy Chase Bank in Chevy Chase, Maryland, and in that capacity was responsible for developing and managing relationship
with high income, high net worth clients.   From April 1994 to May 1998, Mr.
DeVaughn was Assistant Vice President/Relationship Manager for NationsBank (now known as Bank of America) in Baltimore, Maryland, and in that capacity was responsible for managing relationships with high income, high net worth clients. From April 1986 to April 1994, Mr. DeVaughn served in a variety of capacities for NationsBank. From August 1980 to April 1986, Mr. DeVaughn served in a variety of capacities for Central National Bank in Silver Spring, Maryland.

STEVEN T. HUDSON served as the Chief Financial Officer of AmericasBank Corp. and AmericasBank from September 1999 to March 2001. From August 1997 to August 1999, Mr. Hudson was Assistant Vice President/Assistant Controller of The Columbia Bank in Columbia, Maryland, and in that capacity was responsible for, among other things, the day-to-day operations of the bank's accounting staff, the preparation of various financial statements and the preparation of various bank regulatory reports. From April 1995 to May 1997, Mr. Hudson was Assistant Controller of SE Corporation of Michigan, a gas station holding company, and in that capacity was responsible for, among other things, the day to day operations of the accounting staff and the preparation of financial statements and budgets.

     Section 16(a) Beneficial Ownership Reporting Compliance
     -------------------------------------------------------

     AmericasBank Corp.'s directors and executive officers, and persons who beneficially own more than 10% of AmericasBank Corp.'s Common Stock, are required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of AmericasBank Corp. Because AmericasBank Corp. did not receive any such reports or amendments thereto during 2000 and did not receive any representations from such persons that no reports were required, AmericasBank Corp. is unable to determine whether any such persons failed to file a report on a timely basis or whether any such person failed to file a required report.

Item 10.  Executive Compensation

     Summary Compensation Table.  The following table sets forth the
     --------------------------
compensation paid for the last three fiscal years to Richard J. Hunt, Jr., who served as the Senior Executive Vice President of AmericasBank Corp. and as the President of AmericasBank during the fiscal year ended December 31, 2000. No executive officer or employee of AmericasBank Corp. or AmericasBank received compensation in excess of $100,000 during the last three fiscal years. Other than the grant of options, all compensation disclosed below was paid by AmericasBank.



                                                                                Long Term Compensation
                        Annual Compensation                                             Awards
-------------------------------------------------------------------------   -----------------------------
Name and                                                                      Restricted      Securities
Principal                                              Other Annual             Stock         Underlying      All Other
Position                Year    Salary       Bonus     Compensation            Award(s)        Options       Compensation
-------------------------------------------------------------------------   -----------------------------   -------------
Richard J. Hunt, Jr.    1998    $28,000         --               --                 --          8,000(2)            --
Senior Executive Vice   1999    $90,000     $5,000               --                 --          5,000(3)            --
President of            2000    $95,000         --               --                 --             --               --
AmericasBank Corp.
 and President of
 AmericasBank(1)
--------------------------------------------------------------------------------------------------------------------------

(1) Effective April 12, 2001, Mr. Hunt resigned as Senior Executive Vice President of AmericasBank Corp. and as President of AmericasBank.

(2) The exercise price of these options is $12.00 per share. The fair market value of AmericasBank Corp.'s Common Stock on the date of grant of these options was determined in good faith by the Board of Directors to be $12.00 per share.

(3) The exercise price of these options is $10.00 per share. The fair market value of AmericasBank Corp.'s Common Stock on the date of grant of these options was determined in good faith by the Board of Directors to be $10.00 per share.

     Aggregate Options Table.  The following table sets forth information on the
     -----------------------
aggregate number of shares of Common Stock underlying unexercised options held as of December 31, 2000 by Mr. Jameson and the aggregate dollar value of in-the-money unexercised options held as of December 31, 2000 by Mr. Hunt.


                           Number of Securities Underlying       Value of Unexercised in-the-Money
                            Unexercised Options at FY-End                 Options at FY-End
                           -------------------------------       ----------------------------------
         Name               Exercisable      Unexercisable       Exercisable       Unexercisable
---------------------      ------------      -------------       -----------       ----------------
Richard J. Hunt, Jr.          13,000(1)                --                --                 --
----------------------------------------------------------------------------------------------------

(1) The exercise price of 8,000 of these options is $12.00 per share and the exercise price of 5,000 of these options is $10.00 per share.

     Compensation of Directors.
     -------------------------

     Except for the grant of options to purchase shares of Common Stock as described below, directors do not receive fees for their services, and are not reimbursed for expenses incurred in connection with their service as directors. It is expected that directors will not receive any monetary compensation until such time as AmericasBank Corp. becomes profitable.

     Pursuant to AmericasBank Corp.'s stock option plan, each non-employee director of AmericasBank Corp. or any subsidiary of AmericasBank Corp. is granted an option to purchase 20 shares of Common Stock as of the date of his or her attendance at a meeting of the Board of Directors of AmericasBank Corp. or a committee thereof, or a meeting of a committee of the Board of Directors of a subsidiary of AmericasBank Corp. For purposes of this option grant program, officers of AmericasBank Corp. who do not provide day-to-day services to AmericasBank Corp. or AmericasBank are not considered to be employees of AmericasBank Corp.

     Employment Contracts.
     --------------------

     Mr. Hunt's employment agreement with AmericasBank provided for an annual base salary of $85,000, subject to annual review, and a term of three years. However, Mr. Hunt had the right to terminate his employment at any time upon 90 days prior written notice and AmericasBank had the right to terminate Mr. Hunt's employment at any time and for any reason. The employment agreement provided that, if Mr. Hunt was terminated without cause, AmericasBank was required to pay Mr. Hunt his salary for nine months after termination. The employment agreement further provided that, in the event of a change in control of more than fifty percent (50%) of the ownership of any class of AmericasBank Corp.'s outstanding capital stock, and Mr. Hunt is terminated or elects to terminate his employment, then AmericasBank was required to pay Mr. Hunt an amount equal to one year's salary. Mr. Hunt was entitled to participate in any management bonus plan established by AmericasBank and was entitled to receive all benefits offered to AmericasBank's executive employees. Mr. Hunt also received an automobile expense allowance of $400.00 per month. In addition, pursuant to the employment agreement, Mr. Hunt was granted options to purchase 8,000 shares of Common Stock.

     As indicated above, effective April 12, 2001, Mr. Hunt resigned as Senior Executive Vice President of AmericasBank Corp. and as President of AmericasBank.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The table below sets forth information as of April 30, 2001, relating to the beneficial ownership of the Common Stock by (i) each person or group believed by management to own beneficially more than five percent (5%) of the outstanding Common Stock; (ii) each of AmericasBank Corp.'s directors and director nominees; (iii) the executive officers named in the Summary Compensation Table in Item 10 above; and (iv) all directors and executive officers of AmericasBank Corp. as a group. As of April 30, 2001, there were 496,000 shares of Common Stock issued and outstanding. Unless otherwise noted below, AmericasBank Corp. believes that each person named in the table has the sole voting and sole investment power with respect to each of the shares reported as beneficially owned by such person.


                                             Beneficial                     Percent of
Name & Address(1)                       Ownership of Shares(1)             Class Owned(1)
-------------------------------   -----------------------------------  -----------------------

Marc J. Atas                                       14,842(2)                   2.95%
20 North Calvert Street
Suite 744
Baltimore, MD 21202
------------------------------------------------------------------------------------------

Garbis Baklayan                                    30,836(3)                   6.03%
300 Chapelwood Lane
Lutherville, MD 21093
------------------------------------------------------------------------------------------

Nicholas J. Belitsos, M.D.                         33,928(4)                   6.60%
St. Joseph Prof. Building
7401 Osler Drive, Suite 102
Towson, MD 21204
------------------------------------------------------------------------------------------

Thomas M. Brandt, Jr.                              12,840(5)                   2.55%
11806 Linden Chapel Road
Clarksville, MD 21029
------------------------------------------------------------------------------------------

William A. Fogle, Jr.                               6,808(6)                   1.36%
RR1 Box 192
Glen Rock, PA 17327
------------------------------------------------------------------------------------------

Constantine Frank                                  23,354(7)                   4.60%
14721 Manor Road
Phoenix, MD 21131
------------------------------------------------------------------------------------------

Richard J. Hunt, Jr.                               14,068(8)                   2.76%
2108 Tall Pines Court
Catonsville, MD 21228
------------------------------------------------------------------------------------------
J. Clarence Jameson, III                          123,216(9)                  22.10%
515 E. Joppa Road
Towson, MD 21286
------------------------------------------------------------------------------------------

Kemp Jayadeva                                      23,320(10)                  4.58%
3713 Michelle Way
Baltimore, MD 21208
------------------------------------------------------------------------------------------

Norman H. Katz                                      7,644(11)                  1.52%
3420 Lynne Haven Drive
Baltimore, MD 21244
------------------------------------------------------------------------------------------


                                             Beneficial                     Percent of
Name & Address(1)                       Ownership of Shares(1)             Class Owned(1)
-------------------------------   -----------------------------------  -----------------------

Shawki N. Malek, M.D.                              44,622(12)                  8.59%
120 Sister Pierre Drive
Suite 408
Towson, MD 21204
------------------------------------------------------------------------------------------

Mark D. Noar, M.D.                                 23,380(13)                  4.60%
603 Hastings Road
Towson, MD 21286
------------------------------------------------------------------------------------------

Larry D. Ohler                                     22,428(14)                  4.41%
9570 Berger Road
Columbia, MD 21046
------------------------------------------------------------------------------------------

Kenneth D. Pezzulla                                17,660(15)                  3.46%
401 Washington Ave.
Suite 301
Towson, MD 21204-4804
------------------------------------------------------------------------------------------

Neena Rao, M.D.                                    25,144(16)                  4.94%
29 Treadwell Court
Lutherville, MD 21093
------------------------------------------------------------------------------------------

Ramon F. Roig, Jr., M.D.                           30,720(17)                  6.00%
15 Aigburth Road
Towson, MD 21204
------------------------------------------------------------------------------------------

Baldev Singh                                       29,054(18)                  5.69%
7401 Assateague Drive
Jessup, MD 20794
------------------------------------------------------------------------------------------

Lee W. Warner                                      25,280(19)                  4.97%
9515 Deereco Road, Suite 601
Timonium, MD 21093
------------------------------------------------------------------------------------------

Carl A. J. Wright                                  29,508(20)                  5.77%
120 E. Baltimore Street
22nd Floor
Baltimore, MD 21202
------------------------------------------------------------------------------------------

Officers and Directors as a                       415,436(21)                 57.43%
Group (18 people)
------------------------------------------------------------------------------------------

(1) All of the named individuals, other than Mr. Jameson and Mr. Hunt, are directors of AmericasBank Corp. Mr. Jameson is believed by management to beneficially own more than five percent (5%) of the outstanding Common Stock. Mr. Hunt is named as an executive officer in the Summary Compensation Table. The number of shares beneficially owned includes shares of Common Stock subject to options or warrants held by the named individual that are exercisable as of, or within 60 days of, April 30, 2001. Such shares are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes warrants to purchase 7,291 shares and options to purchase 260 shares. The shares of Common Stock and the warrants are held for the benefit of Mr. Atas' SEP IRA, as to which Mr. Atas has sole voting and investment power.
(3) Includes warrants to purchase 15,218 shares and options to purchase 400 shares. 10,000 of the shares of Common Stock and 10,000 of the warrants are held for the benefit of Mr. Baklayan's IRA, as to which Mr. Baklayan has sole voting and investment power.
(4) Includes warrants to purchase 16,184 shares and options to purchase 1,560 shares. 5,000 of the shares of Common Stock and 5,000 of the warrants are held for the benefit of the Nicholas J. Belitsos, M.D. Profit Sharing Trust, as to which Dr. Belitsos is the sole trustee; 2,100 shares of the Common Stock and 2,100 of the warrants are held by dependent children; 1,000 shares of the Common Stock and 1,000 of the warrants are held jointly with Dr. Belitsos' wife, as to which Dr. Belitsos shares voting and investment power; and 1,000 of the shares of Common Stock and 1,000 of the warrants are held by Dr. Belitsos' wife. Dr. Belitsos disclaims beneficial ownership as to the shares of Common Stock and warrants held by his wife.
(5) Includes warrants to purchase 6,250 shares and options to purchase 340 shares. The shares of Common Stock and the warrants are held for the benefit of Mr. Brandt's IRA, as to which Mr. Brandt has sole voting and investment power.
(6) Includes warrants to purchase 1,984 shares and options to purchase 2,840 shares. 200 of the shares of Common Stock and 200 of the warrants are held for the benefit of Mr. Fogle's IRA, as to which Mr. Fogle has sole voting and investment power.
(7) Includes warrants to purchase 11,417 shares and options to purchase 520 shares. 10,367 shares of the Common Stock and 10,367 of the warrants are held jointly with Mr. Frank's wife, as to which Mr. Frank shares voting and investment power; and 1,000 shares of the Common Stock and 1,000 of the warrants are held for the benefit of Mr. Frank's IRA, as to which Mr. Frank has sole voting and investment power.
(8) Includes warrants to purchase 534 shares and options to purchase 13,000 shares. 450 shares of the Common Stock and 450 of the warrants are held by Mr. Hunt's IRA, as to which Mr. Hunt has sole voting and investment power.
(9) Includes warrants to purchase 61,608 shares. 32,346 of the shares of Common Stock and 32,346 of the warrants are held jointly with Mr. Jameson's wife, as to which Mr. Jameson shares voting and investment power; 18,700 of the shares of

     Common Stock and 18,700 of the warrants are held for the benefit of Mr. Jameson's IRA, as to which Mr. Jameson has sole voting and investment power; and 4,850 of the shares of Common Stock and 4,850 of the warrants are held by Mr. Jameson's wife's IRA. Mr. Jameson disclaims beneficial ownership as to the shares of Common Stock and warrants held by his wife's IRA.
(10) Includes warrants to purchase 10,500 shares and options to purchase 2,320 shares. 2,450 of the shares of Common Stock and 2,450 of the warrants are held jointly with Mr. Jayadeva's wife, Shobha Jayadeva, M.D., as to which Mr. Jayadeva shares voting and investment power; 2,500 of the shares of Common Stock and 2,500 of the warrants are held by dependent children; 500 of the shares of Common Stock and 500 of the warrants are held by Nivi Corporation; and 5,000 of the shares of Common Stock and 5,000 of the warrants are held for the benefit of the Shobha Jayadeva Pension Plan, as to which Shobha Jayadeva, M.D., is the sole trustee. Mr. Jayadeva, directly or indirectly, controls the voting and investment power of Nivi Corporation. Mr. Jayadeva disclaims beneficial ownership as to the shares of Common Stock and warrants held for the benefit of his wife's pension plan.
(11) Includes warrants to purchase 2,842 shares and options to purchase 1,960 shares. 2,000 of the shares of Common Stock and 2,000 of the warrants are held for the benefit of Mr. Katz's wife's IRA, as to which Mrs. Katz has sole voting and investment power. Mr. Katz disclaims beneficial ownership as to the shares of Common Stock and warrants held for the benefit of his wife's IRA.
(12) Includes warrants to purchase 21,301 shares and options to purchase 2,020 shares. 16,584 of the shares of Common Stock and 16,584 of the warrants are held for the benefit of the Shawki N. Malek KEOGH Plan, as to which Dr. Malek is the trustee, and 500 of the shares of Common Stock and 500 of the warrants are held by dependent children. The 16,584 shares of Common Stock and 16,584 warrants held for the benefit of the Shawki N. Malek KEOGH Plan include 15,084 shares of Common Stock and 15,084 warrants held for the benefit of Dr. Malek and 1,500 shares of Common Stock and 1,500 warrants held for the benefit of Dr. Malek's wife. Dr. Malek disclaims beneficial ownership as to the shares of Common Stock and warrants held in the KEOGH Plan for the benefit of his wife.
(13) Includes warrants to purchase 11,260 shares and options to purchase 860 shares. 9,950 of the shares of Common Stock and 9,950 of the warrants are held jointly with Dr. Noar's wife, as to which Dr. Noar shares voting and investment power; and 1,260 of the shares of Common Stock and 1,260 of the warrants are held by dependent children.
(14) Includes warrants to purchase 10,334 shares and options to purchase 1,760 shares. 2,642 of the shares of Common Stock and 2,642 of the warrants are held by PLEDGE, a general partnership, 1,600 of the shares of Common Stock and 1,600 of the warrants are held by Columbia Leasing Corporation and 1,042 of the shares of Common Stock and 1,042 of the warrants are held by Columbia Leasing Associates, Inc. Mr. Ohler, directly or indirectly, controls the voting and investment power of PLEDGE, Columbia Leasing Corporation and Columbia Leasing Associates, Inc.

(15) Includes warrants to purchase 3,050 shares and options to purchase 11,560 shares. 3,000 of the shares of Common Stock and 3,000 of the warrants are held for the benefit of Mr. Pezzulla's IRA, as to which Mr. Pezzulla has sole voting and investment power.
(16) Includes warrants to purchase 12,502 shares and options to purchase 140 shares. 4,168 of the shares of Common Stock and 4,168 of the warrants are held by dependent children.
(17) Includes warrants to purchase 14,500 shares and options to purchase 1,720 shares. 3,000 of the shares of Common Stock and 3,000 of the warrants are held for the benefit of Dr. Roig's IRA, as to which Dr. Roig has sole voting and investment power; 8,500 of the shares of Common Stock and 8,500 of the warrants are held for the benefit of the Raymond F. Roig, Jr., M.D. Profit Sharing Trust, as to which Dr. Roig is the sole trustee; and 2,000 of the shares of Common Stock and 2,000 of the warrants are held for the benefit of Dr. Roig's wife's IRA, as to which Mrs. Roig has sole voting and investment power. Dr. Roig disclaims beneficial ownership as to the share of Common Stock and warrants held for the benefit of his wife's IRA.
(18) Includes warrants to purchase 14,517 shares and options to purchase 20 shares. 1,000 shares of Common Stock and 1,000 of the warrants are held jointly with Mr. Singh's wife, as to which Mr. Singh shares voting and investment power, and 2,100 shares of Common Stock and 2,100 warrants are held by DLD Associates, L.P. Mr. Singh, directly or indirectly, controls the voting and investment power of DLD Associates, L.P. Also includes 1,000 shares of Common Stock and 1,000 warrants held by Mr. Singh's wife. Mr. Singh disclaims beneficial ownership as to the shares held by his wife.
(19) Includes warrants to purchase 12,500 shares and options to purchase 280 shares. The shares of Common Stock and the warrants are held jointly with Mr. Warner's wife, as to which Mr. Warner shares voting and investment power.
(20) Includes warrants to purchase 14,584 shares and options to purchase 340 shares.
(21) Includes warrants to purchase 186768 shares and options to purchase 40,900 shares.

Item 12.  Certain Relationships and Related Transactions

     AmericasBank Corp. and AmericasBank have engaged and expect to engage in the future in transactions in the ordinary course of business with their directors and officers and such persons' affiliates on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. These transactions are not expected to present any special unfavorable features to AmericasBank Corp. or AmericasBank.

     Beginning in 2000, AmericasBank changed its policy of making only hypothecated loans to its officers, directors and their affiliates and began making all types of loans to these persons. Under current law, AmericasBank's loans to directors, officers and their affiliates are required to be made on substantially the same terms, including interest rates, as those prevailing for comparable transactions and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, all loans to such persons must be approved in advance by a disinterested majority of the Board of Directors.

     As of December 31, 2000, approximately $820,000 in loans were outstanding to AmericasBank's officers, directors or their affiliates. Of this amount, approximately $564,000 is secured by real estate. As of December 31, 1999, approximately $59,000 in loans to AmericasBank Corp.'s officers, directors or affiliates was outstanding.

     In February 1999, AmericasBank entered into an agreement with Network Processing, LLC, of which Director Baldev Singh is a member, pursuant to which Network Processing agreed to place AmericasBank's name on automatic teller machines owned by Network Processing and located at various truck stops, gas stations and convenience stores throughout the Baltimore metropolitan area. Although AmericasBank receives no revenues from the branded machines, bank customers may use the branded machines for no charge.

     AmericasBank Corp. and Network Processing were parties to a lease pursuant to which Network Processing leased approximately 700 square feet of office space on the second floor of AmericasBank Corp.'s executive offices located at 500 York Road, Towson, Maryland 21286. The lease commenced on August 1, 1998 and terminated on July 31, 2000. Pursuant to the lease, Network paid $400 per month during months one through six, $700 per month during months seven through twelve and $725 per month during the second year of the lease.

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

                              AMERICASBANK CORP.


Date:  June 5, 2001           By: /s/ Kenneth D. Pezzulla
                                  ---------------------------

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