Form 10QSB
period 2001-03-31
AMERICASBANK CORP
filed 2001-06-28
CIK 1040491

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10 - QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934.
     For the quarterly period ended March 31, 2001.

[_] Transition report under Section 13 or 15 (d) of the Exchange Act of 1934. For the transition period from _____________ to ______________.

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


________________________________________________________________________________
  (Former Name, Former Address and Former Fiscal Year, if changed since Last
                                    Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ______  No __X__

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 1, 2001, there were 496,000 shares of Issuer's $.01 par value common stock outstanding.


Traditional Small Business Disclosure Format (check one):

Yes ______  No __X__

                               Table of Contents
                      Americasbank Corp. and Subsidiaries

Part I - FINANCIAL INFORMATION
 Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets                               2
   Condensed Consolidated Statements of Income                         3
   Condensed Consolidated Statements of Cash Flows                     4
   Condensed Consolidated Statements of Stockholders' Equity           5
   Notes to Condensed Consolidated Financial Statements                6

 Item 2.  Management's Discussion And Analysis                    6 - 13

Part II - OTHER INFORMATION
 Item 5.  Other Information                                           13

PART I - FINANCIAL INFORMATION
Item 1.
                              Financial Statements

                      AMERICASBANK CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                                       March 31,           December 31,
                                                        2001                  2000
                                                      (unaudited)
                                                      -----------          ----------
Assets
------
Cash and cash equivalents:
  On-hand and due from banks                          $  1,067,000         $    694,000
  Federal funds sold                                     3,075,000            1,374,000
Loans receivable, net                                   17,753,000           17,935,000
Investments - held-to-maturity                             560,000              757,000
Investments - available-for-sale                         1,491,000            1,805,000
Investment in restricted stocks                            242,000              203,000
Property and equipment, net                                776,000              799,000
Accrued interest receivable and other assets, net          311,000              288,000
                                                      ------------         ------------

   Total assets                                       $ 25,275,000         $ 23,855,000
                                                      ============         ============


Liabilities and Stockholders' Equity
------------------------------------
Deposits:
 Noninterest-bearing                                  $  1,794,000         $  1,751,000
 Interest-bearing                                       20,159,000           18,668,000
Accounts payable and accrued expenses                       66,000               80,000
                                                      ------------         ------------

   Total liabilities                                    22,019,000           20,499,000

Stockholders' Equity:
 Preferred stock, par value $0.01 per share,
 5,000,000 shares authorized, 0 shares issued
 and outstanding                                               ---                  ---
 Common stock, par value $0.01 per share,
 5,000,000 shares authorized, 496,000 shares
  issued and outstanding                                     5,000                5,000
 Capital Surplus                                         4,958,000            4,958,000
 Accumulated deficit                                    (1,727,000)          (1,627,000)
 Accumulated other comprehensive income                     20,000               20,000
                                                      ------------         ------------
 Total stockholders' equity                              3,256,000            3,356,000
                                                      ------------         ------------
 Total liabilities and stockholders' equity           $ 25,275,000         $ 23,855,000
                                                      ============         ============

See the Accompanying Notes to the Condensed Consolidated Financial Statements.

                      AMERICASBANK CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended March 31,
                                                          2001             2000
                                                    (unaudited)      (unaudited)
                                                    ----------       ----------
Interest Income:
   Interest and fee income on loans                 $  415,000       $  213,000
   Interest income on
        investment securities                           71,000           93,000
                                                    ----------       ----------
   Total interest income                               486,000          306,000
Interest expense on deposits                           272,000          152,000
                                                    ----------       ----------
   Net interest income                                 214,000          154,000
 Provision for loan losses                              34,000           19,000
                                                    ----------       ----------
   Net interest income after
        provision for loan losses                      180,000          135,000
                                                    ----------       ----------

Noninterest income:
        Service charges and fees                        19,000           10,000
        Other income                                     1,000            5,000
                                                    ----------       ----------
   Total noninterest income                             20,000           15,000
                                                    ----------       ----------

Noninterest expenses:
   Salaries and benefits                               137,000          150,000
   Depreciation and amortization                        24,000           32,000
   Occupancy expense                                    34,000            8,000
   Data processing                                      18,000           23,000
   Professional fees                                    24,000           19,000
   Marketing                                            12,000           14,000
   Office supplies                                       4,000            7,000
   Other noninterest expenses                           47,000           40,000
                                                    ----------       ----------
   Total noninterest expenses                          300,000          293,000
                                                    ----------       ----------

Net (loss)                                          $ (100,000)      $ (143,000)
                                                    ==========       ==========

Basic and diluted net
   loss per common share                            $    (0.20)      $    (0.29)

Weighted average shares
   outstanding                                         496,000          496,000

See the Accompanying Notes to the Condensed Consolidated Financial Statements.

                      AMERICASBANK CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Three Months Ended
                                                                                        March 31,                 March 31,
                                                                                             2001                      2000
                                                                                      (unaudited)               (unaudited)
                                                                                       ---------                 ---------
Cash Flows from Operating
 Activities:
 Net loss                                                                             $ (100,000)              $  (143,000)
 Adjustments to reconcile net loss to net cash
 from operating activities-
   Provision for loan losses                                                              34,000                    19,000
   Depreciation and amortization                                                          24,000                    32,000
   Accretion of premium on mortgage backed securities                                      7,000                     2,000
   Decrease (increase) in accrued interest receivable                                    (26,000)                   14,000
   Decrease (increase) in other assets                                                     3,000                     3,000
   Disbursements for loans held for sale                                                       0                  (756,000)
   Increase (decrease) accounts payable
     and accrued expenses                                                                (14,000)                  (40,000)
                                                                                      ----------               -----------
     Net cash (used in) operating activities                                             (72,000)                 (869,000)
                                                                                      ----------               -----------

Cash flows from investing activities:
 Principal repayments of investments - held to maturity                                  307,000                    46,000
 Purchase of investments -   available for sale                                                0                  (863,000)
 Principal repayments of investments - available for sale                                197,000                    17,000
 Purchases of investments in restricted stocks                                           (39,000)                  (45,000)
 Decrease (increase) in loans                                                            147,000                (1,951,000)
 Purchase of property and equipment                                                            0                    (1,000)
                                                                                      ----------               -----------
   Net cash provided by (used in) investing activities                                   612,000                (2,797,000)
                                                                                      ----------               -----------

Cash Flows from Financing Activities:
 Increase (decrease) in time deposits                                                    609,000                 1,249,000
 Increase (decrease) in all other deposits                                               896,000                 2,537,000
 Increase in mortgage escrow deposits                                                     29,000                    47,000
                                                                                      ----------               -----------
   Net cash provided by financing activities                                           1,534,000                 3,833,000
                                                                                      ----------               -----------

Increase in Cash and Cash Equivalents                                                  2,074,000                   167,000

Cash and Cash Equivalents, beginning of period                                         2,068,000                 3,766,000
                                                                                      ----------               -----------

Cash and Cash Equivalents, end of period                                              $4,142,000               $ 3,933,000
                                                                                      ==========               ===========


See the Accompanying Notes to the Condensed Consolidated Financial Statements.

                      AMERICASBANK CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE THREE MONTHS ENDED MARCH 31, 2000 and 2001 (unaudited)

                                                                             Accumulated
                                                                                Other
                              Common        Capital       Accumulated       Comprehensive
                              Stock         Surplus         Deficit          Income (Loss)        Total
-----------------------------------------------------------------------------------------------------------
Balance
December 31, 1999            $5,000       $4,958,000     $(1,069,000)          $ (5,000)        $3,889,000
                                                                                                ----------

Net Loss                                                    (143,000)                             (143,000)

Other comprehensive
     income (loss):

 Changes in Net unrealized
 gains (losses) on
 available-for-sale
 securities                                                                      (4,000)            (4,000)
                                                                                                ----------

Total comprehensive income (loss)                                                                 (147,000)
----------------------------------------------------------------------------------------------------------

Balance
March 31, 2000               $5,000       $4,958,000     $(1,212,000)          $ (9,000)        $3,742,000
                             ======       ==========     ===========           ========         ==========

Balance
December 31, 2000            $5,000       $4,958,000     $(1,627,000)          $20,000          $3,356,000
                                                                                                ----------

Net Loss                                                    (100,000)                             (100,000)

Other comprehensive
      income (loss):

 Net unrealized
 gains (losses) on
 available-for-sale
 securities                                                                          0                   0
                                                                                                ----------

Total comprehensive income (loss)                                                                 (100,000)
----------------------------------------------------------------------------------------------------------

Balance
March 31, 2001               $5,000       $4,958,000     $(1,727,000)          $20,000          $3,256,000
                             ======       ==========     ===========           =======          ==========


See the Accompanying Notes to the Condensed Consolidated Financial Statements.

                              AMERICASBANK CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.   Summary of Significant Accounting Policies:

Basis of Presentation
---------------------

     The financial statements included herein have been prepared by AmericasBank Corp. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB.

     The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the three months ended March 31, 2001 and 2000. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.

Note 2.   Loss Per Share

     The Company's basic and diluted loss per common share are equal at March 31, 2001 and March 31, 2000 since the dilutive potential common shares outstanding would have an antidilutive effect due to the net loss during each period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
General
-------

     The following discussion and related financial data for the Company provides an overview of the financial condition and results of operations of the Company and its wholly owned subsidiary, which is presented on a consolidated basis. The principal subsidiary is AmericasBank (the "Bank"). For the first three months, ending March 31, 2001 and March 31, 2000, the Company reported a loss of $(100,000) and $(143,000), respectively. The first quarter 2001 loss is attributed to the allowance for loan loss and the startup of the new location for the East Baltimore branch.

     Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Annualized return (loss) on average assets for the three months ended March 31, 2001 was (1.58)% compared to (3.34)% for the same period in 2000. The annualized return (loss) on average stockholder's equity, which measures the income (loss) on the capital invested, for the three months ending March 31, 2001, was (10.15)% compared to (14.98)% for the three months ending March 31, 2000.

Net Interest Income
-------------------

     Net interest income represents the Company's gross profit from lending and investment activities, and is the most significant component of the Company's earnings. Net interest income is the difference between interest and related fee income on earning assets (primarily loans and investments) and the cost of funds (primarily deposits and short-term borrowings) supporting them. To facilitate the analysis of net interest income, the table below ("Average Balances - Yields and Rates") is presented.

Average Balances - Yields and Rates
-----------------------------------


                                                          Three Months Ended                       Three Months Ended
                                                            March 31, 2001                           March 31, 2000
                                                   -------------------------------           -------------------------------
                                                   Average      Income/      Yield/            Average      Income/    Yield/
Assets:                                            Balance      Expense       Rate             Balance      Expense     Rate
                                                   -------      -------       ----             -------      -------     ----
Loans receivable (net of unearned income) (1)    $18,296,000    $415,000      9.07%          $ 9,361,000    $211,000    9.04%
Loans held for sale                                        0           0         0               113,000       2,000    7.10
Federal funds sold                                 1,725,000      24,000      5.56             3,791,000      55,000    5.82
Investments                                        2,628,000      47,000      7.15             2,223,000      38,000    6.86
                                                 -----------    --------                     -----------    --------
Total earning assets (2)                          22,649,000     486,000      8.58            15,488,000     306,000    7.92

Noninterest earning assets                         2,643,000                                   1,647,000

                                                 -----------                                 -----------
Total assets                                     $25,292,000                                 $17,135,000
                                                 ===========                                 ===========


Liabilities and stockholders' equity:

Interest bearing deposits                        $18,916,000     272,000      5.75           $11,733,000     152,000    5.20
                                                 -----------    --------                     -----------    --------
Total interest-bearing liabilities                18,916,000     272,000      5.75            11,733,000     152,000    5.20

Non-interest bearing deposits                      1,695,000                                   1,329,000
                                                 -----------                                 -----------
Total Deposits                                    20,611,000     272,000      5.28            13,062,000     152,000    4.67
                                                                --------                                    --------
Non-interest bearing liabilities                     742,000                                     254,000
Stockholders' equity                               3,939,000                                   3,819,000
                                                 -----------                                 -----------
Total liabilities and stockholders' equity       $25,292,000                                 $17,135,000
                                                 ===========                                 ===========

Interest rate spread                                                          2.83%                                     2.72%

Net interest income                                             $214,000                                    $154,000
                                                                ========                                    ========

Net interest margin                                                           3.78%                                     3.99%

     (1) Loans on non-accrual status are included in the calculations of average balances.
     (2) The Bank has made no loans on investments that qualify for tax-exempt treatment and had no tax-exempt income.

     Net interest income for the first three months of 2001 totaled $214,000, increasing 38.9% from the $154,000 recorded for the same period in 2000. The Company's average interest-earning assets for the three months ending March 31, 2001, increased 46%, to $22,649,000, from $15,488,000 for the three months ending March 31, 2000. This increase in average earning assets was primarily due to the increase in our deposit accounts.

     The Company's net interest margin was 3.78% and 3.99% for the first quarter of 2001 and 2000, respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. This spread did not materially change in the first quarter of 2001 when compared to the same period in the prior year.

     The Company's refocused lending strategy has been to concentrate primarily on commercial and construction products since the conversion in September 1999 from a thrift to a commercial bank. This strategy has served to balance the Company's loan portfolio between mortgages and commercial products. For the quarter ended March 31, 2001, the loan portfolio consisted of approximately 48% mortgages and 33% commercial loans. As of March 31, 2000, the loan portfolio consisted of approximately 59% mortgages and 28% commercial loans. This change in the balances has afforded the Company the opportunity to generate higher yielding loans, many of which will adjust with changes in the prime rate.

     The Company operates within a competitive market with many competitors of significantly larger size. The Company is currently implementing several strategies to offer competitively priced products to its current and prospective customers. Some of these products include telephone banking, small business loans and small business sweep accounts. Additionally, management has begun exploring several service enhancements which it feels will sustain the Bank's deposit growth. One possible service enhancement the Bank is exploring is offering in-house insurance products.

Noninterest Income
------------------

     Noninterest income increased $5,000, or 33.3% for the three months ended March 31, 2001, when compared to the same period in 2000. This is primarily due to an increase in deposit accounts and a corresponding increase in deposit account fees.

     The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

Noninterest Expenses
--------------------

     Noninterest expenses increased $7,000 or 2.39% for the three months ended March 31, 2001 when compared the first three months of 2000.

     Total salaries and benefits decreased $13,000 or 8% when the first quarter of 2001 is compared to the first quarter of 2000. This decrease was due to the loss of two Bank employees. Occupancy expense increased $26,000 or 325% compared to the first quarter of 2001. This increase is attributed to the lease on the Lombard Street location in East Baltimore. Previously, the Bank owned the East Baltimore office. The Bank will continue to manage all expense accounts.

     On March 16, 2001, Steven T. Hudson, resigned, effective as of March 30, 2001, as the chief financial officer of the Company and the Bank. Mr. Hudson resigned in order to pursue other opportunities at another financial institution. On May 16, 2001, the Bank hired Ms. Mary-claire Bolth as its new controller. As of June 5, 2001, Ms. Bolth received all necessary regulatory approvals to serve as the controller. From 1988 until May, 2001, Ms. Bolth was employed by Glen Rock State Bank, Glen Rock, Pennsylvania as an assistant vice president/controller.

Allowance for Credit Losses and Problem Assets
----------------------------------------------

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past-due, impaired, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the quarter-end reserve adequate to cover possible losses in the loan portfolio. However, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

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

     As of March 31, 2001, the allowance for loan losses was 1.08% of total loans. Management believes it has adequately provided for all loan losses in the loan portfolio as of March 31, 2001.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                      Three Months Ended       Three Months Ended
                                                        March 31, 2001           March 31, 2000
                                                    ----------------------  ------------------------
Allowance for loan losses, beginning of period            $   273,000               $   138,000
                                                          -----------               -----------
   Loans charged off                                         (114,000)                      ---

   Recoveries                                                     ---                       ---
                                                          -----------               -----------
      Net loans charged off                                  (114,000)                      ---
                                                          -----------               -----------
Provision for loan losses                                      34,000                    19,000
                                                          -----------               -----------
Allowance for loan losses, end of period                  $   193,000               $   157,000
                                                          ===========               ===========
Loans (net of premiums and discounts):
Period-end balance                                        $17,945,000               $10,529,000
Average balance during period                             $18,296,000               $ 9,361,000
Allowance as percentage of period-end loan balance               1.08%                     1.49%
Percent of average loans:
   Provision for loan losses                                     0.19%                     0.20%
   Net charge-offs                                               0.62%                      ---

     The following table summarizes the allocation of allowance by loan type at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                       As of March 31, 2001                 As of March 31, 2000
                                       --------------------                 --------------------
                                                    Percent of                          Percent of
                                     Amount           Total                Amount          Total
                                     ------         ----------             ------        ----------
Commercial                          $ 60,000          33.00%              $ 44,000         28.00%
Real estate - first mortgages         86,000          48.00                 92,000         59.00
Real estate - second mortgages        14,000          13.00                 10,000          6.00
 and home equity
Consumer                              14,000           6.00                 11,000          7.00

Unfunded Commitments                  19,000             --                     --            --
                                    --------         ------               --------        ------
Total                               $193,000         100.00%              $157,000        100.00%
                                    ========         ======               ========        ======

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     Asset/liability management involves the funding and investing strategies necessary to maintain an appropriate balance between interest sensitive assets and liabilities. It also involves providing adequate liquidity while sustaining stable growth in net interest income. Regular review and analysis of deposit and loan trends, cash flows in various categories of loans, and monitoring of interest-spread relationships are vital to this process.

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

     The Company employs computer model simulations for monitoring interest rate sensitivity. Interest rate risk ("IRR") management has various sources and it is not simply the risk from rates rising and falling. In fact, there are four sources of IRR: repricing risk, basis risk, yield curve risk, and option risk. Gap modeling only focuses on repricing risk. Income simulations that incorporate cash flow analysis: (1) measure the size and direction of interest rate exposure under a variety of interest rate and yield curve shape scenarios; (2) provide the opportunity to capture all critical elements such as volume, maturity dates, repricing dates, and repayment volumes; (3) utilize the data to clearly focus attention on critical variables; (4) are dynamic; and (5) reflect changes in prevailing interest rates which affect different assets and liabilities in different ways. These simulations are run on a quarterly basis using an interest rate ramping technique to determine the effects on the Company's net interest income, assuming a gradual increase or decrease in interest rates over four successive quarters. The Company has an interest rate risk management policy that limits the amount of deterioration in the net change in interest income to no more than 10.0% (+/-100), 12.0% (+/-
200), 15.0% (+/-300) of net interest income.

Capital Resources
-----------------

     The following table shows the risk-based capital and the leverage ratios for the Company as of March 31, 2001:

                                                                                       To Be Well-Capitalized
                                                            For Capital Adequacy      Under Prompt Corrective
                               Actual                             Purposes               Action Provisions
                               ------                             --------               -----------------
                               Amount         Ratio         Amount        Ratio         Amount        Ratio
                               ------         -----         ------        -----         ------        -----
Total Risk-Based
Capital
(to risk-weighted
assets)                     $3,371,000        19.71%      $1,368,000      8.0%        $1,710,000     10.0%

Tier I Capital
(to risk-weighted
assets)                     $3,178,000        19.81%      $  684,000      4.0%        $1,026,000      6.0%

Tier I Capital
(to average assets)         $3,178,000        13.83%      $  723,000      4.0%        $  904,000      5.0%

     Based on the above analysis, management believes the capital is within regulatory banking guidelines.

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

     IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THE COMPANY'S HISTORY OF LOSSES; RISKS RELATED TO COMMERCIAL AND CONSTRUCTION LENDING; RISKS RELATED TO NEW MANAGEMENT; IMPACT OF INTEREST RATE VOLATILITY ON DEPOSITS, INTEREST RATE, LENDING AND OTHER RISKS ASSOCIATED WITH THE LOANS ACQUIRED FROM OTHERS; RISK OF LOAN LOSSES; IMPACT OF GOVERNMENT REGULATION ON OPERATING RESULTS; RISKS OF COMPETITIVE MARKET; IMPACT OF MONETARY POLICY AND OTHER ECONOMIC FACTORS ON OPERATING RESULTS; UNCERTAINTY AS TO EFFECTS OF FEDERAL LEGISLATION; AND DEVELOPMENTS IN TECHNOLOGY. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.

                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

                    None.

Item 2.    Changes in Securities and Use of Proceeds

                    Not applicable.

Item 3.    Defaults Upon Senior Securities

                    Not applicable.

Item 4.    Submission of Matters to a Vote of Securities Holders

                    Not applicable.

Item 5.    Other Information.

Subsequent Events
-----------------

     On April 12, 2001, Richard J. Hunt, Jr. resigned, effective immediately, as president and as a director of the Bank and as senior executive vice president of the

Company due to differences with the board of directors regarding the management of the Bank. On April 30, 2001, the Bank hired Scott Sturgill as its new president. As of June 5, 2001, Mr. Sturgill received all necessary regulatory approvals to serve as president of the Bank.

     From 1997 until joining the Bank, Mr. Sturgill served as executive vice president and chief operating officer for Glen Rock State Bank, a Pennsylvania state-chartered commercial bank in Glen Rock Pennsylvania. From 1988 until 1997, Mr. Sturgill served as a vice president of Bank of Hanover.

                                  SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICASBANK CORP.

                                /s/ Patricia D'Alessandro
Date: June 28, 2001        By:  ________________________________________________
                                Patricia D'Alessandro
                                Executive Vice President


                                /s/ Larry D. Ohler
Date: June 28, 2001        By:  ________________________________________________
                                Larry D. Ohler
                                Treasurer
                                (Principal Financial Officer)