Form 10-K
period 2003-12-31
AMERICASBANK CORP
filed 2004-03-30
CIK 1040491

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-111918

Commission File Number 333-110947

AmericasBank Corp.

(Name of small business issuer in its charter)

Maryland	52-2090433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 York Road

Towson, Maryland 21204

(Address of principal executive offices)            (Zip Code)

Issuer’s telephone number: 410-823-0500

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for its most recent fiscal year were $1,921,200.

The aggregate market value of the common equity held by non-affiliates was $5,830,182 as of March 11, 2004, based on a sales price of $2.00 per share of Common Stock, which is the sales price at which shares of Common Stock were sold in the issuer’s public offering which closed on March 11, 2004.

The number of shares outstanding of the issuer’s Common Stock was 3,666,060 as of March 11, 2004.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

Item 1. Description of Business

BUSINESS OF AMERICASBANK CORP. AND AMERICASBANK

History

AmericasBank Corp. was incorporated as a Maryland corporation on June 4, 1996, to become a one-bank holding company by acquiring all of the capital stock of AmericasBank, a federal stock savings bank, upon its formation. AmericasBank commenced operations on December 1, 1997 with $3.0 million in capital and one office located in the Highlandtown area of Baltimore, Maryland. Also on December 1, 1997, AmericasBank acquired certain loans and other assets and assumed certain deposits and other liabilities primarily related to the Baltimore, Maryland branch office of Rushmore Trust & Savings, FSB. AmericasBank commenced operations from Rushmore’s former Baltimore, Maryland branch office.

On September 20, 1999, AmericasBank (i) converted from a federal stock savings bank to a Maryland chartered trust company exercising the powers of a commercial bank; (ii) became a member bank of the Federal Reserve System; and (iii) opened a Towson office, with that office becoming AmericasBank’s main office location and the Baltimore office becoming a branch office.

AmericasBank converted to a Maryland commercial bank so that it could refocus its lending strategy from originating one-to-four family mortgage loans to originating commercial real estate, commercial business, construction and consumer loans without being limited to the activities permitted under a thrift charter. At that time AmericasBank also planned on pursuing a strategy of long-term growth by opening additional branches.

AmericasBank was not successful in implementing its business plans in connection with the conversion. It continued to incur losses during 2000 and 2001 (after incurring losses in 1997, 1998 and 1999). Moreover, AmericasBank failed to implement proper internal and operational controls. As a result, in 2001, AmericasBank Corp. and AmericasBank became subject to the regulatory agreements and conditions described below.

Regulatory Matters

Written Agreement

On August 3, 2001, AmericasBank Corp. and AmericasBank entered into a Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation. In the Written Agreement, AmericasBank Corp. and AmericasBank agreed to, among other things, the following:

•	Within 30 days of the Written Agreement, review the current structure and composition of their respective boards of directors and committees to determine if they were suitable and appropriate for the size and needs of AmericasBank Corp. and AmericasBank;

•	Within 60 days of the Written Agreement, submit to the Federal Reserve Bank of Richmond and the Maryland Commissioner of Financial Regulation a written plan to strengthen board oversight and management information systems;

•	Within 90 days of the Written Agreement, forward to the Federal Reserve Bank of Richmond and the Maryland Commissioner of Financial Regulation a written report prepared by AmericasBank’s board of directors regarding the functions and performance of AmericasBank’s officers and employees and the actions the board of directors proposes to take to strengthen AmericasBank’s management;

•	Within 60 days of the Written Agreement, submit to the Federal Reserve Bank of Richmond and the Maryland Commissioner of Financial Regulation an acceptable joint written plan to maintain sufficient capital in AmericasBank;

•	Within 30 days of the Written Agreement, review and grade all mortgage loans acquired from third parties to determine the risk exposure of such loans and to submit to the Federal Reserve Bank of Richmond and the Maryland Commissioner of Financial Regulation an acceptable plan and procedures to monitor such loans;

•	Within 30 days after the end of each calendar quarter, submit to the Federal Reserve Bank of Richmond and the Maryland Commissioner of Financial Regulation a quarterly written report regarding the status of all loans acquired from third parties;

•	Within 30 days of the Written Agreement, achieve, and thereafter, maintain, through charges to current operating income, an adequate valuation reserve for loan and lease losses;

•	Within 60 days of the Written Agreement, submit to the Federal Reserve Bank of Richmond and the Maryland Commissioner of Financial Regulation acceptable written procedures designed to strengthen AmericasBank’s internal controls;

•	Not declare or pay any dividends without the prior written approval of the Federal Reserve Bank of Richmond and the Maryland Commissioner of Financial Regulation;

•	Not directly or indirectly incur any debt without prior written approval of the Federal Reserve Bank of Richmond and the Maryland Commissioner of Financial Regulation;

•	Within 60 days of the Written Agreement, submit to the Federal Reserve Bank of Richmond and the Maryland Commissioner of Financial Regulation an acceptable written plan to monitor AmericasBank’s sensitivity to market risk;

•	Within 30 days of the Written Agreement, submit to the Federal Reserve Bank of Richmond and the Maryland Commissioner of Financial Regulation a written business plan and budget for the remainder of 2001 and 2002 and, at least one month prior to the beginning of each subsequent calendar year, a business plan and budget for such calendar year;

•	During the term of the Written Agreement, AmericasBank Corp. and AmericasBank shall seek prior approval from the Federal Reserve Bank of Richmond before appointing any new director or hiring or promoting any senior executive officers;

•	Within 30 days after the end of each calendar quarter following the date of the Written Agreement, submit to the Federal Reserve Bank of Richmond and the Maryland Commissioner of Financial Regulation a written progress report (prepared by the board of directors) detailing the actions taken to comply with each provision of the Written Agreement and the results of those actions.

The Written Agreement also prohibits us from amending or rescinding approved plans and procedures without the prior written approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation. No assurances can be given that all changes to our operations, risk management systems or oversight functions have been properly approved. Furthermore, our new management, who joined us during July and August 2003, has made changes they believe are appropriate to certain risk management systems and operations without first obtaining the approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation.

Among other things, our new management has made changes to the methodology that we utilize for evaluating the adequacy of the allowance for loan and lease losses which is different from the methodology previously approved by our regulators. Approval for these changes is pending with our regulators. Also, our new management has engaged a new internal auditor to replace our independent auditor for that function. Our regulators previously approved our use of the firm that performs these services for us. Our new management also changed the asset-liability management model and procedures that had been utilized by former management and approved by our regulators and implemented new procedures on an interim basis until a new model and procedures are developed. Our new management determined that the old system was overly complex for our operations and did not produce reliable information for effective decisions. For additional discussion on this matter, see Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Interest Rate Sensitivity Analysis and Interest Rate Risk Management of this annual report.

In sum, although we cannot state that we are in compliance with the Written Agreement, we believe that we are in material compliance and that the changes we have made are consistent with operating the bank in a safe and sound manner.

Violation of the Written Agreement could result in judicial enforcement of the Written Agreement by the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation. Violation of the Written Agreement could also result in the assessment of civil money penalties against AmericasBank Corp., AmericasBank and their respective boards of directors and management, and/or other regulatory enforcement actions including, but not limited to, the removal of directors and management. Any of these actions would have a serious adverse effect on AmericasBank Corp. and AmericasBank and could threaten their continued operations as a bank holding company and a bank.

Memorandum of Understanding

On June 18, 2001, AmericasBank received the consumer affairs examination report that the Federal Reserve Bank of Richmond conducted on its operations. In this report, the Federal Reserve Bank of Richmond identified violations of laws and regulations including Regulation B (Equal Credit Opportunity), Regulation E (Electronic Funds Transfer), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and the Real Estate Settlement Procedures Act. The Federal Reserve Bank referred the Real Estate Settlement Procedures Act violations to the U.S. Department of Housing and Urban Development as is required under applicable law. As of March 11, 2004, the U.S. Department of Housing and Urban Development has taken no action against AmericasBank.

In view of these violations, AmericasBank and the Federal Reserve Bank of Richmond entered into a Memorandum of Understanding on September 25, 2001 whereby AmericasBank and/or its board of directors agreed to, among other things, the following:

•	Revise all policies, procedures and forms giving rise to the violations shown in the consumer affairs examination report;

•	Monitor bank policies to ensure compliance with consumer laws and regulations and establish mechanisms for monitoring the institution’s operations relating to consumer compliance;

•	Ensure that adequate resources are allocated to implement and manage an effective compliance program;

•	Conduct periodic internal reviews of the compliance program and to provide summarized reports of the reviews to the board of directors and to the Federal Reserve Bank of Richmond (on a quarterly basis);

•	Within 90 days of Memorandum of Understanding, submit a written plan to the Federal Reserve Bank of Richmond outlining management’s efforts and the timetable necessary to comply with the provisions of the Memorandum of Understanding.

As of March 11, 2004, AmericasBank continues to operate under the Memorandum of Understanding. Violation of the Memorandum of Understanding could result in the imposition of regulatory sanctions against AmericasBank, its board of directors and management. Any of these actions would have a serious adverse effect on AmericasBank and could threaten its continued operations as a bank.

Location and Market Area

We consider our primary market area to be Northern Baltimore County, Maryland and the Highlandtown area of Baltimore. Our secondary market area includes the Baltimore Metropolitan Area, consisting of Baltimore City and the surrounding counties of Anne Arundel, Baltimore, Carroll, Harford, Howard, and Frederick County, Maryland and south-central Pennsylvania. The economy of our market area is diversified, with a mix of services, manufacturing, wholesale/retail trade and federal and local government. Manufacturing in the market area is dominated by high technology, particularly within the defense industry. Similar to national trends, most of the job growth in our market area has been realized in service related industries, and service jobs account for the largest portion of the workforce.

Our branch offices are located in Towson, Maryland and in the Highlandtown area of Baltimore. Towson, Maryland is in Baltimore County, and is the county seat. Highlandtown is in the eastern quadrant of Baltimore City and is historically a stable blue-collar community of low to moderate income families.

Lending Activities

General. Our primary source of income is generated from the interest earned on our loan portfolio and fees generated from our lending activities. AmericasBank’s objective is to systemically grow a high quality, diversified loan portfolio that affords us the opportunity to earn higher levels of noninterest income through fees and service charges. In the short term, we will focus our efforts on residential mortgage lending because we believe it to be the most cost effective method for a community bank to generate loan volume and produce fee income. We also intend to emphasize commercial mortgage loans and commercial loans extended for general business purposes to small and medium-size businesses in our primary market area.

Residential mortgage lending includes long-term conventional and non-conforming mortgages originated for our portfolio or for sale into the secondary market, adjustable rate mortgages, loans to homeowners or small developers for the acquisition and construction or rehab of single-family homes and lot loans. Commercial mortgage loans include loans for the acquisition, development, rehabilitation or investment in commercial or residential real property (generally for other than single family homes). We intend to aggressively pursue commercial lending opportunities where the loan relationships provide us with opportunities to develop high volume depository relationships. We expect the principals of the businesses we finance to personally guaranty their commercial loans.

We believe that consumer installment loans and home equity loans will serve to provide further diversification and will support our retail banking platform.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages at the dates indicated:

Loan Portfolio

	December 31,
	2003	%	2002	%
Residential real estate	$3,213,352	20.44%	$6,690,325	49.79%
Construction and land development	735,246	4.68%	1,229,505	9.15%
Commercial, including real estate	5,669,224	36.07%	4,063,739	30.25%
Commercial finance leases	4,893,607	31.14%	—	—
Home equity	922,186	5.87%	970,028	7.22%
Installment	283,147	1.80%	482,078	3.59%

	15,716,762	100.00%	13,435,675	100.00%

Allowance for loan and lease losses	275,077		252,769
Net deferred loan fees	16,837		23,151

	291,914		275,920

	$15,424,848		$13,159,755

Residential Mortgage Lending.

Long-Term Fixed-Rate Mortgages Originated for Sale. To generate fee income, we intend to focus our efforts on fixed-rate conventional and government insured residential mortgage loans that can be sold in the secondary market on a servicing released basis. Secondary market activity is conducted either as a broker, where the loan is funded at settlement by an investor and the bank earns a fee, or as correspondent where the bank funds the loan at settlement and thereafter sells the loan to an investor and recognizes a gain on the sale. We have entered into agreements with several large financial institutions where they either close loans that we broker or they purchase loans where we act as a correspondent lender. In either case, the loan must meet the underwriting standards of the closing or purchasing financial institution. In cases where we act as a correspondent lender, the purchase price is locked-in with the purchasing investor at the time the borrower locks in his or her interest rate. Typically, loans originated for sale will be delivered to the investor within two to three weeks of closing with the borrower, with settlement with the investor occurring within one to three weeks after delivery. During this three to six week period, we recognize these loans as mortgages held for sale and we service the loans. We have not contracted with and do not intend to contract with any entity to service the loans that we hold for sale.

We intend to focus on acting as a correspondent lender because the fees and income that can be generated as a correspondent lender are typically greater than can be generated as a loan broker. However, there are greater compliance requirements and risks associated with acting as a correspondent lender. As a result, the volume of loans originated for sale as a correspondent lender needs to grow to a sufficient volume to enable us to manage the additional compliance requirements and risks in a cost effective manner.

Adjustable Rate and Non-Conforming Fixed Rate Mortgages. Our residential mortgage lending also will include originating adjustable rate mortgages (ARMs) and non-conforming fixed-rate mortgages for our own portfolio and, if appropriate, for sale in the secondary market. Generally, the ARMs and non-conforming mortgages retained in our portfolio will be to homeowners who do not intend to hold the property long-term or who are seeking interim financing with an objective to seek longer-term financing at a more suitable time. These types of loans are also used to accommodate homeowners who may not meet the underwriting criteria of strict secondary market standards (but still meet credit standards). Many of the residential construction and rehabilitation loans that we will offer will be marketed with an option to convert to an ARM at the end of the construction period. We believe that many of the loans that convert will be re-financed by fixed-rate mortgages sold in the secondary market, providing us with the opportunity to generate additional fee income from these borrowers.

The interest rate on ARMs is based on the weekly average rate of comparable term U.S. Treasury securities adjusted to a constant maturity plus a spread with specified minimum and maximum interest rate adjustments. The interest rates on a majority of these mortgages are adjusted between one year and five years with limitations on upward adjustments of 2% per adjustment period and 6% over the life of the loan. We will generally charge a higher interest rate if the property is not owner-occupied.

ARMs are generally underwritten according to Fannie Mae or Freddie Mac guidelines using one of several automated underwriting tools now widely accepted in the industry. However, depending on the circumstances, we may also originate ARMs that do not conform to secondary market guidelines. The volume of ARMs that we originate will depend in large part on interest rates. As interest rates fall, there is generally a heightened demand for long-term fixed-rate mortgages and a reduced demand for ARMs. In contrast, as interest rates rise, there is generally an increased demand for ARMs and a reduced demand for long-term fixed-rate mortgages.

The non-conforming fixed rate mortgage loans that we will make will generally be amortized over 15-to-30 years but will require balloon payments after three to ten years. These loans customarily include a “due on sale” clause giving AmericasBank the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to the mortgage.

In general, our ARMs and non-conforming fixed-rate mortgages will have a loan to value ratio of less than or equal to 80%. However, we may lend up to 95% of the value of the property collateralizing the loan if the borrower procures private mortgage insurance. We procure (at the expense of the borrower) lenders’ title insurance on mortgage loans and require the borrower to provide fire and extended casualty insurance and, where required by applicable regulations, flood insurance. In the event that a borrower fails to pay premiums on fire and other hazard insurance policies, AmericasBank may cause insurance to be placed on the property.

Residential Construction, Rehab Loans and Lot Loans. We intend that our residential mortgage division will directly and indirectly originate loans to individuals to finance the acquisition of a building lot and/or the construction of a single-family dwelling, or the acquisition of an existing home that needs substantial physical renovation or reconstruction. Most of the residential construction loans will be made to individuals who intend to build a single family home on an appropriately zoned building lot that will be owner occupied upon completion of construction. However, in mature housing markets, we believe there is a growing opportunity to provide acquisition and construction financing for the purpose of substantially rehabilitating existing residential property (“rehab loans”). AmericasBank has targeted these two loan types as areas of potential growth. Construction and rehab loans will range in size from $100,000 to $500,000 depending on the property.

Construction and rehab loans will be underwritten and managed based on written construction loan policies and procedures. Generally, we will make loans in amounts up to 80% of appraised value, not to exceed 100% of cost with terms from four months to 15 months depending on the property. Loan proceeds will be disbursed in increments based on approved draw schedules and advanced based on completed work as certified by site inspections.

Construction and rehab loans generally involve a higher degree of risk than conventional mortgage loans. Our risk of loss on a construction or rehab loan is dependent largely upon the accuracy of the initial estimate of the property’s value at the completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, we could be required to advance funds beyond the amount originally committed in order to permit completion of the project. If the estimate of anticipated value proves to be inaccurate, the value of our collateral may be insufficient to assure full repayment. We mitigate this risk somewhat by requiring physical inspection of the property by an approved inspector prior to advancing each draw request to ensure sufficient value has been created to support the advance.

Construction loans and rehab loans may also be extended to builders to erect single-family dwellings or to rehabilitate single-family dwellings for resale. These loans are classified as residential real estate loans in our financial statements.

Commercial Mortgage Loans. AmericasBank has a portfolio of commercial mortgage loans, and views this kind of lending as a necessary and desirable activity going forward. Loans are made to purchase or refinance both investment properties and owner-occupied real estate. The Bank requires an independent appraisal of each property and limits its loan to 80% or less of appraised value. Title insurance is required on each property. Loans are generally structured as fixed rate loans with 15 to 25 year amortizations and a 36-60 month rate call or maturity, with pricing based on a spread over constant yield of treasury securities of similar duration. Repayment on these loans depends to a large degree on the results of operations and management of the properties, and repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

Underwriting of these loans is based on the borrower’s capacity to service the loan after all expenses related to the real estate. If the property is an investment property, we look at the quality of the tenants and the length and terms of the leases as the borrower’s primary source of repayment. These loans will typically be guaranteed by the individual(s) who are the owners or partners in the entity that owns the property. If the property is the place of business of a company affiliated with the borrower, the loan will typically be guaranteed by the owner(s) of the property and the affiliated company that occupies the building.

We also will originate lines of credit to builders or developers for the acquisition and development of raw land (or for the acquisition of approved building lots) and the construction of 1-4 single family homes. The financing provided for these purposes is speculative and will typically include provisions that restrict the number of lots and speculative units that can be financed under the facility. These types of loans generally will have terms of 18 to 36 months.

Commercial Lending. AmericasBank offers a variety of commercial loan products. A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized are made available to businesses for working capital (including inventory and receivables), business expansion and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

Commercial loans are almost always generated from within our primary market area. Our loans are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, AmericasBank takes as collateral a security interest in available real estate, equipment or other chattel, although such loans may be made on an uncollateralized basis. Collateralized working capital loans are primarily secured by current assets whereas term loans are primarily collateralized by fixed assets.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s credit history and ability to make payments from his or her employment and other income, and which are collateralized by real property whose value tends to be easily ascertainable, commercial loans typically are made on the basis of the borrower’s ability to make payments from the cash flow of the business which is more variable and difficult to project. Commercial loans generally are collateralized by business assets, such as accounts receivable, equipment, and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying commercial loans may depreciate over time, generally cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

Commercial Finance Leasing. AmericasBank has invested in a substantial portfolio of indirect, full pay-out lease transactions that are structured as multiple non-recourse fixed-rate loans to two leasing companies. Each loan is secured by an assignment of the leasing company’s interest in a full pay-out lease, an assignment of the lease payments under that lease, delivery of the original lease documents and a security interest in the underlying equipment. A default under an individual lease will not trigger a default under any other lease and the loans are not cross-collateralized. Because of their structure, throughout this report, we have described these loans as commercial finance leases.

We initiated this type of lending as a material part of our operations during the second quarter of 2003 by “purchasing” seasoned leases that had been repurchased by the originating leasing company from the original owners pursuant to repurchase rights held by the originating leasing company. Because interest rates had declined since these leases were initiated, the leasing company could book gains by reselling the remaining streams of payments to a new institution requiring lower yields. We benefited by investing excess liquidity at acceptable returns in the current rate environment into assets that had a track record of performance. Since the initial bulk “purchase,” we have continued to finance leases originated by these leasing companies.

These opportunities were the result of a longstanding relationship of our former senior lending officer, who had many years of experience underwriting and originating lease transactions, with the principals of the two leasing companies. Due diligence on the leasing companies, in addition to the senior lending officer’s history with the companies, consisted of a thorough review of underwriting standards, documentation procedures, collection policies and financial condition.

We independently evaluate the creditworthiness of each lessee before extending credit in these transactions through, among other things, credit applications, financial statements and credit reports of the lessees and any guarantor of the lessee’s obligations, as well as copies of the invoices for the assets being leased. In general, the risks of this type of lending are substantially similar to that of commercial lending. Our collateral in these transactions generally includes construction, manufacturing and industrial equipment; office furniture, fixtures and equipment; data processing assets, including computer equipment; and medical and engineering equipment. Unlike commercial lending, our loans in these transactions may, depending upon the quality and pricing of the credit, exceed the purchase price of the equipment by up to 15% for soft costs, taxes and similar expenses that are related to the assets being leased. The terms of these loans are generally not greater than the useful life of the assets being leased, and often are for a shorter term. Our self-imposed credit limit for these transactions is $300,000 and our interest rate, which is fixed over the term of the loan, is based on the underlying credit of the lessee and the term of the lease.

Pursuant to an agency agreement with each leasing company, the leasing company collects all lease payments and services the leases. We monitor payment by contacting the leasing company whenever a payment is more than 15 days past due. The agency agreement may be terminated by either party upon five days notice. Upon a termination, we would assume servicing obligations under the leases. Also, pursuant to the agency agreement, we have agreed to reimburse the leasing company for all collection costs and expenses.

Consumer Loans. Our consumer loan portfolio consists and will continue to consist of installment loans to individuals for various consumer purposes, including or to include installment loans to individuals to purchase automobiles, recreation vehicles and boats; second mortgage loans, home improvement loans; home equity loans, personal loans for investment purposes and loans secured by deposit accounts. The installment period for these loans will depend on the purpose and the asset securing the loan, but are generally for terms of less than 120 months.

Installment loans are attractive to us because they provide a stable source of income and are not subject to refinancing in fluctuating interest rate environments, and they serve to build loyalty between the bank and its retail customer base. Installment loans have higher delinquency and default rates when compared to residential mortgage loans. There is a high reliance on employment stability and personal debt management in consumer installment lending since the collateral may be of reduced value at the time of collection. Accordingly, the initial determination of the borrower’s ability to repay, as indicated by past credit management, stability of employment and debt ratios, is of primary importance in the underwriting of consumer loans.

Credit Policies and Administration. Our president, senior lending officer and person or persons we hire to oversee our mortgage lending division (once we fill that position) are primarily responsible for originating and maintaining a high quality, diversified loan portfolio. We have adopted comprehensive loan policies and underwriting standards for the types of lending we engage in or plan to engage in. These policies establish guidelines that govern our lending activities. Generally, they address such things as our desired target markets, underwriting and collateral requirements, account management procedures, loan approval procedures, handling of delinquent accounts and compliance with regulatory requirements.

Loan Solicitation and Processing. Loan originations are derived from a number of sources. Residential loan originations can be attributed to direct solicitation by AmericasBank’s loan officers based on referrals from present depositors and borrowers, AmericasBank’s directors, builders, real estate agents, attorneys, accountants and walk-in customers; and indirectly through other lenders, including other community banks, credit unions, and mortgage brokers. Loan applications, whether originated through AmericasBank or through mortgage brokers or other third party intermediaries, are underwritten and closed based on the same standards. Consumer and commercial real estate loan originations emanate from many of the same sources. Commercial loan opportunities can be referred to the bank but are just as likely to result from highly targeted direct calling efforts by bank officers. Within the next two years, we intend to open loan processing offices throughout our primary market area to support our residential mortgage lending services. Currently, our mortgage loan officer focuses her activities on Frederick, Maryland and south-central Pennsylvania.

The loan underwriting policies and procedures followed by AmericasBank are designed to comply with (i) federal and state banking laws, regulations and guidelines; (ii) widely accepted automated underwriting programs, and (iii) the bank’s independent assessment of the borrower’s character, ability to service the debt and the value of any assets or property serving as collateral for the loan. As part of the process, a bank loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. Upon receipt of the borrower’s completed loan application, AmericasBank then obtains reports with respect to the borrower’s credit record, and orders and reviews an appraisal of any real estate collateral for the loan (prepared for AmericasBank through an independent appraiser). Once a loan application has been completed and all information has been obtained and verified, the loan request is submitted to a final review process. As part of the loan approval process, certain loans require approval of AmericasBank’s loan committee which is comprised of our president, senior lending officer and independent members of our board of directors. The loan committee meets as is deemed necessary to promptly service loan demand. All loans made to officers, directors and their affiliates require the approval of the entire board of directors (other than the interested party).

Deposits

AmericasBank offers a wide range of interest bearing and noninterest bearing deposit accounts, including commercial and retail checking accounts, money market accounts, tax deferred accounts, interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options.

Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. We establish maturities, terms, service fees and withdrawal penalties for deposit accounts on a periodic basis. In determining the characteristics of our deposit accounts, we consider the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. We believe that we pay competitive rates on our deposit accounts.

Other Banking Products

Currently, our customers have access to telephone banking, ATM/debit cards, safe deposit boxes (from the Towson location), travelers’ checks, money orders and direct deposit of payroll. Through a correspondent bank, our customers also have access to wire transfer services. We provide our customers with check imaging, which eliminates our cost of returning checks to customers and the clutter that cancelled checks cause to our customers. We have ATM machines at both of our branch offices.

Within the next 6-12 months, we plan to offer our commercial customers expanded cash management services such as sweep accounts, repurchase agreements and account reconciliation services.

We intend to use the Internet and technology to augment our business plans. Within the next two years, we plan to establish a website which will give our customers the ability to access information about their accounts and view information about AmericasBank’s products and services. Moreover, we will continue to evaluate cost effective ways that technology can enhance our management, products and services. We believe that our data processing capability, provided through a third party vendor, will be adequate to support the introduction of new products and services.

Competition

The banking business is highly competitive. We compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in our market area and elsewhere.

With our new management, we believe that, over time, we will be able to effectively leverage our talents, contacts and location to achieve accelerated loan growth, an increase in noninterest revenue and an improved net interest margin. However, our market area is highly competitive and heavily branched. Price competition in our market area for residential mortgage loans and the other loan products that we offer or intend to offer is intense. Most of our competitors have substantially greater resources and legal lending limits than we do and offer extensive and established branch networks and other services that we do not offer. Moreover, larger institutions operating in our market area have access to borrowed funds at a lower rate than is available to us. Deposit competition also is strong among institutions in our market area. As a result and in order to implement our business plans, we may need to pay above market rates for deposits and/or focus on certificates of deposit as a funding source.

Employees

As of March 11, 2004, AmericasBank had 20 full time employees. None of these employees are covered by a collective bargaining agreement. We believe that relations with our employees are good. AmericasBank Corp. has no employees.

SUPERVISION AND REGULATION

AmericasBank Corp. and AmericasBank are subject to extensive regulation under state and federal banking laws and regulations. These laws impose specific requirements and restrictions on virtually all aspects of operations and generally are intended to protect depositors, not stockholders. The following discussion is only a summary and readers should refer to particular statutory and regulatory provisions for more detailed information. In addition, management cannot predict the nature or the extent of the effect on business and earnings that new federal or state legislation may have in the future.

Regulation of AmericasBank Corp.

AmericasBank Corp. is a bank holding company under the Bank Holding Company Act of 1956, as amended. As such, AmericasBank Corp. is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports and any additional information that the Federal Reserve Board may require. The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries and acquiring or retaining direct or indirect control of any company engaged in any activities closely related to banking or managing or controlling banks.

The Federal Reserve Board must approve, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank, or the merger or consolidation by a bank holding company with another bank holding company. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), the restrictions on interstate acquisitions of banks by bank holding companies were repealed as of September 29, 1995. The effect of the repeal of these restrictions is that, subject to certain time and deposit base requirements, AmericasBank Corp. may acquire a bank located in Maryland or any other state, and a bank holding company located outside of Maryland can acquire any Maryland-based bank holding company or bank.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by statute on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in their stock or other securities, and on taking such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. In 1997, the Federal Reserve Board adopted amendments to its Regulation Y, creating exceptions to the Bank Holding Company Act’s anti-tying prohibitions that give bank subsidiaries of holding companies greater flexibility in packaging products and services with their affiliates.

In accordance with Federal Reserve Board policy, AmericasBank Corp. is expected to act as a source of financial strength to AmericasBank and to commit resources to support AmericasBank in circumstances in which AmericasBank Corp. might not otherwise do so. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

The Federal Reserve Board imposes risk-based capital measures on bank holding companies in order to insure their capital adequacy. Because AmericasBank Corp. is a bank holding company with less than $150,000,000 in assets, AmericasBank Corp. is currently exempt from most of these risk-based capital measures. However, the Federal Reserve Board still requires that AmericasBank Corp. remain adequately capitalized and have the ability to retire any debt within 25 years from the date it is incurred.

AmericasBank Corp., as a bank holding company, is subject to dividend regulations of the Federal Reserve System. In general, a small bank holding company that has a debt to equity ratio greater than 1:1 is not expected to pay corporate dividends until such time as its debt to equity ratio declines to 1:1 or less and its bank subsidiary is otherwise well managed, well capitalized and not under any supervisory order. AmericasBank Corp. is a small bank holding company. In addition, the Federal Reserve Board has issued guidance that states, in general, that an entity experiencing financial difficulties - such as AmericasBank Corp. - should not pay or continue to pay dividends unless (i) the entity’s net income over the prior year is sufficient to fund all dividends and (ii) the earnings retained by the entity is consistent with the entity’s capital needs, asset quality and overall financial condition. Currently, AmericasBank Corp. is subject to a Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation that, among other things, prohibits the payment of dividends without prior written approval of the Federal Reserve and the Maryland Commissioner of Financial Regulation.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (“GLBA”). Effective March 11, 2000, a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its depository institution subsidiaries must have achieved a rating of satisfactory or better with respect to meeting community credit needs.

Financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto and not a substantial risk to the safety and soundness of the depository institution or the financial system in general, as determined by the Federal Reserve Board. The GLBA identifies several activities as “financial in nature,” including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company will allow insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions. AmericasBank Corp. does not currently intend to become a financial holding company.

Under Maryland law, an existing bank holding company that desires to acquire a Maryland state-chartered bank or trust company, a federally-chartered bank with its main office in Maryland, or a bank holding company that has its principal place of business in Maryland, must file an application with the Maryland Commissioner of Financial Regulation. In approving the application, the Maryland Commissioner of Financial Regulation must consider whether the acquisition may be detrimental to the safety and soundness of the entity being acquired or whether the acquisition may result in an undue concentration of resources or a substantial reduction in competition in Maryland. The Maryland Commissioner of Financial Regulation may not approve an acquisition if, on consummation of the transaction, the acquiring company, together with all its insured depository institution affiliates, would control 30% or more of the total amount of deposits of insured depository institutions in Maryland. The Maryland Commissioner of Financial Regulation has authority to adopt by regulation a procedure to waive this requirement for good cause. In a transaction for which approval of the Maryland Commissioner of Financial Regulation is not required due to an exemption under Maryland law, or for which federal law authorizes the transaction without application to the Maryland Commissioner of Financial Regulation, the parties to the acquisition must provide written notice to the Maryland Commissioner of Financial Regulation at least 15 days before the effective date of the transaction.

The status of AmericasBank Corp. as a registered bank holding company under the Bank Holding Company Act and a Maryland-chartered bank holding company does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Regulation of AmericasBank

AmericasBank is a Maryland chartered trust company (with all powers of a commercial bank), is a member of the Federal Reserve System (a “state member bank”) and its deposit accounts are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum legal limits of the FDIC. It is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation and the Federal Reserve Board. The regulations of these various agencies govern most aspects of AmericasBank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing AmericasBank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.

Branching and Interstate Banking

The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states that specifically allow for such branching. The District of Columbia, Maryland and Virginia have all enacted laws that permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act (the “GLBA”) altered substantially the statutory framework for providing banking and other financial services in the United States of America. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers.

The GLBA also provides protections against the transfer and use by financial institutions of consumers’ nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Capital Adequacy Guidelines

The Federal Reserve Board and the FDIC have adopted risk based capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital. In general, this requirement is similar to the capital that a bank must have in order to be considered “adequately capitalized” under the prompt corrective action regulations. See “- “Prompt Corrective Action.” AmericasBank currently complies with this minimum requirement.

Tier 1 Capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as “available for sale” in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a commercial bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could be subject to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period.

Prompt Corrective Action

Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank will be deemed to be: (i) “well capitalized” if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. AmericasBank Corp. was “adequately capitalized” as of December 31, 2003. As a result of our rights and public offerings which closed in March 2004, we will be “well capitalized” as of March 31, 2004.

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency.

An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty will be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, will be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

A “critically undercapitalized institution” is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund.

Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and the federal regulators agree to an extension. In general, good cause is defined as capital that has been raised and is immediately available for infusion into the bank except for certain technical requirements that may delay the infusion for a period of time beyond the 90 day time period.

Immediately upon becoming undercapitalized, an institution will become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital, restricting transactions with affiliates, requiring divestiture of the institution or the sale of the institution to a willing purchaser, and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution’s obligations exceed its assets; (ii) there is substantial dissipation of the institution’s assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution’s capital, and there is no reasonable prospect of becoming “adequately capitalized” without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

Regulatory Enforcement Authority

Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Currently, we are operating under a Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation and a Memorandum of Understanding with the Federal Reserve Bank of Richmond. See “Business of AmericasBank Corp. and AmericasBank – Regulatory Matters.”

Transactions with Affiliates and Insiders

Maryland law imposes restrictions on certain transactions with affiliates of Maryland commercial banks. Generally, under Maryland law, a director, officer or employee of a commercial bank may not borrow, directly or indirectly, any money from the bank, unless the loan has been approved by a resolution adopted by and recorded in the minutes of the board of directors of the bank, or the executive committee of the bank, if that committee is authorized to make loans. If the executive committee approves such a loan, the loan approval must be reported to the board of directors at its next meeting. Certain commercial loans made to directors of a bank and certain consumer loans made to non-officer employees of the bank are exempt from the law’s coverage.

In addition, AmericasBank is subject to the provisions of Section 23A of the Federal Reserve Act, which limits the amount of loans or extensions of credit to, investments in, or certain other transactions with, affiliates, and limits the amount of advances to third parties collateralized by the securities or obligations of affiliates. Section 23A limits the aggregate amount of transactions with any individual affiliate to ten percent (10%) of the capital and surplus of AmericasBank and also limits the aggregate amount of transactions with all affiliates to twenty percent (20%) of capital and surplus. Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.

AmericasBank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution and or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to non-affiliated companies.

We have entered into banking transactions with our directors and executive officers and the business and professional organizations in which they are associated in the ordinary course of business. Any loans and loan commitments are made in accordance with all applicable laws. See “Certain Relationships and Related Transactions.”

Loans to One Borrower

AmericasBank is subject to the statutory and regulatory limits on the extension of credit to one borrower. Generally, the maximum amount of total outstanding loans that a Maryland chartered trust company may have to any one borrower at any one time is 15% of its unimpaired capital and surplus. As of December 31, 2003, we were able to lend $264,000 to any one borrower. The capital raised in the first quarter of 2004 increased this limit, which should allow us to be more competitive.

Liquidity

AmericasBank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits. AmericasBank is also subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. As of January 31, 2004, amounts in transaction accounts above $6,600,000 and up to $45,400,000 must have reserves held against them in the ratio of three percent of the amount. Amounts above $45,400,000 require reserves of $1,164,000 plus 10 percent of the amount in excess of $45,400,000. The Maryland reserve requirements may be used to satisfy the requirements of Federal Reserve Regulation D. We are in compliance with our liquidity requirements.

Dividends

Under Maryland law, AmericasBank may declare a cash dividend, after providing for due or accrued expenses, losses, interest, and taxes, from its undivided profits or, with the prior approval of the Maryland Commissioner of Financial Regulation, from its surplus in excess of 100% of its required capital stock. Also, if AmericasBank’s surplus is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, the bank regulatory agencies have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result in AmericasBank being in an unsafe and unsound condition. Currently, AmericasBank is operating under a Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation that, among other things, prohibits the payment of dividends without prior written approval of the Federal Reserve and the Maryland Commissioner of Financial Regulation.

Community Reinvestment Act

AmericasBank is required to comply with the Community Reinvestment Act (“CRA”) regardless of its capital condition. The CRA requires that, in connection with its examinations of AmericasBank, the Federal Reserve evaluates the record of AmericasBank in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA also requires all institutions to make public disclosure of their CRA ratings. AmericasBank received a “Satisfactory” rating in its latest CRA examination in April 2003.

USA PATRIOT Act

On October 26, 2001, President Bush signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department (“Treasury”) has issued a number of implementing regulations that apply various requirements of the USA Patriot Act to financial institutions such as AmericasBank. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue a number of additional regulations that will further clarify the USA Patriot Act’s requirements.

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. AmericasBank has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and Treasury’s regulations.

FACTORS AFFECTING FUTURE RESULTS

Some of the matters discussed in this annual report including under the captions “Business of AmericasBank Corp. and AmericasBank,” “Supervision and Regulation” and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend”, or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty. AmericasBank Corp.’s actual results and the actual outcome of AmericasBank Corp.’s expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and AmericasBank Corp. undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

We may continue to incur losses. Because AmericasBank Corp.’s primary asset is the capital stock of AmericasBank, our operating results and financial position depend on the operating results and financial position of AmericasBank. For the years ended December 31, 2003, 2002 and 2001, the Company incurred net losses of approximately $1,118,761, $1,000,221 and $753,055, respectively. Management expects that AmericasBank will continue to incur losses until at least mid-2005. However, there can be no assurance that AmericasBank will not continue to incur losses after that date. Many factors could adversely affect our short and long term operating performance, including the failure to implement fully our business strategy, unfavorable economic conditions, increased competition, loss of key personnel and government regulation.

We may not be successful in implementing our strategic initiatives. Our ability to implement our strategic initiatives depends on, among other things, our ability to hire the management and staff to implement fully the expansion of our residential mortgage lending division and the success of that division. Among other factors, the success of the residential mortgage lending division is dependent on market interest rates and the economy in our market area, both of which are beyond our control. Although our new management has a track record of success with troubled financial institutions, there is no assurance that they will be successful in implementing our strategic initiatives or that, even if implemented, the initiatives will be successful.

We depend on the services of key personnel, including Mark H. Anders, A. Gary Rever and John D. Muncks. We cannot be certain that we will be able to hire or retain such personnel or hire replacements, and the loss of Mr. Anders, Mr. Rever or Mr. Muncks could disrupt our operations and result in reduced earnings or additional losses. Our goal is to become a customer-focused and relationship-driven organization. We expect our ability to operate profitably to be driven in a large part on the relationships maintained with our customers by our executives. We have entered into employment agreements with Mr. Anders, our president and chief executive officer, Mr. Rever, an executive vice president and our chief financial officer and Mr. Muncks, an executive vice president and our chief lending officer, but the existence of such agreements does not assure that we will be able to retain their services. The unexpected loss of the services of Mr. Anders, Mr. Rever or Mr. Muncks or other key employees could have a material adverse effect on our operations and could result in our inability to achieve profitability. We have sought to mitigate this risk by including non-compete provisions in their employment agreements. Also, because we must obtain the approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation to hire senior executive officers, if we are not able to retain the services of Mr. Anders, Mr. Rever or Mr. Muncks, we may not be able to replace any of them quickly and that could have an adverse effect on our operations.

In addition, our business plan depends upon our ability to increase the loan portfolio and generate fees through our residential mortgage lending division and we must hire the management and staff to implement fully the expansion of that division. We believe that we will be able to hire the key managers and staff to expand in this area, although there is no assurance that this will be the case. The failure to fill these positions or the failure of the person or persons hired to oversee the residential mortgage lending division could have a material adverse effect on our operations and could result in our inability to achieve profitability.

Our Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation places restrictions on our activities and imposes significant reporting obligations upon us and we may not be in compliance with it. The Written Agreement requires us to implement comprehensive plans to improve our risk management and compliance systems, oversight functions, operating and financial management, capital and business plans. The Written Agreement imposes significant operational and reporting requirements upon us, and prohibits us from amending or rescinding approved plans and procedures without the prior written approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation. No assurances can be given that all changes to our operations, risk management systems or oversight functions have been properly approved. Furthermore, our new management has made changes they believe are appropriate to certain risk management systems and operations without first obtaining the approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation. For this reason, we cannot state that we are in compliance with the Written Agreement; however, we believe that we are in material compliance and that the changes we have made are consistent with operating the bank in a safe and sound manner.

In addition, pursuant to the Written Agreement, we may not pay dividends, appoint directors or hire senior executive officers without the prior approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation (which we obtained when we hired our new management). There can be no assurances that the Federal Reserve Bank of Richmond or the Maryland Division of Financial Regulation will grant any requested approval. If we do not obtain approval for the appointment of a director or the hiring of a senior executive officer, our operations could be adversely affected. The Written Agreement also requires us to make various quarterly and annual reports to the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation. These reporting requirements require the time of management that could otherwise be spent on our operations.

Violation of the Written Agreement could result in judicial enforcement of the Written Agreement by the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation. Violation of the Written Agreement could also result in the assessment of civil money penalties against AmericasBank Corp., AmericasBank and their respective boards of directors and management, and/or other regulatory enforcement actions including, but not limited to, the removal of directors and management. Any of these actions would have a serious adverse effect on AmericasBank Corp. and AmericasBank and could threaten their continued operations as a bank holding company and a bank.

AmericasBank is operating under a Memorandum of Understanding with the Federal Reserve Bank of Richmond that imposes compliance and reporting requirements upon it. On September 25, 2001, AmericasBank voluntarily entered into the Memorandum of Understanding with the Federal Reserve Bank of Richmond. The Memorandum of Understanding imposes numerous obligations on us including, but not limited to, monitoring bank policies to ensure compliance with consumer laws, periodic reviews of consumer loan and deposit transactions and quarterly reports of compliance reviews. The compliance management function within AmericasBank has been adversely affected by management turnover. Our new management has established action plans for improvement of our compliance management systems; however, there can be no assurance that they will be successful in their efforts. Violation of the Memorandum of Understanding could result in the imposition of regulatory sanctions against us, our board of directors and our management. In addition, the reporting requirements require the time of management that could otherwise be spent on our operations. Any of these actions could have a material adverse effect on us and could threaten our continued operations as a bank.

AmericasBank may be subject to action by the U.S. Department of Housing and Urban Development as a result of violations of the Real Estate Settlement Procedures Act. As part of the examination that was the genesis of the Memorandum of Understanding, the Federal Reserve Bank of Richmond identified violations by AmericasBank of the Real Estate Settlement Procedures Act. The Federal Reserve Bank of Richmond referred the Real Estate Settlement Procedures Act violations to the U.S. Department of Housing and Urban Development as is required under applicable law. To date, the U.S. Department of Housing and Urban Development has taken no action against AmericasBank. Although AmericasBank does not believe that the Department of Housing and Urban Development will take any actions against AmericasBank, there can be no assurance that that will be the case. If the Department of Housing and Urban Development were to take an action against AmericasBank as a result of the violations identified by the Federal Reserve Bank of Richmond, it could have a material adverse effect on our operations.

Our residential mortgage lending activities as a correspondent lender exposes us to repurchase liability and other risks to our business. Our objective is to systemically grow a high quality, diversified loan portfolio that affords us the opportunity to generate attractive yields on a risk adjusted basis and to earn higher levels of noninterest income through fees and service charges. In the short term, to generate noninterest income, we intend to focus our efforts on fixed-rate conventional and government insured residential mortgage loans that can be sold in the secondary market on a servicing released basis. Secondary market activity is conducted either as a broker, where the loan is funded at settlement by an investor and the bank earns a fee, or as correspondent where the bank funds the loan at settlement and thereafter sells the loan to an investor and recognizes a gain on the sale. We have entered into agreements with several large financial institutions where they either close loans that we broker or they purchase loans where we act as a correspondent lender. We intend to focus on acting as a correspondent lender because the fees and income that can be generated as a correspondent lender are typically greater than can be generated as a broker. However, there are greater compliance requirements and risks associated with acting as a correspondent lender.

Among other things, as a correspondent lender, we are exposed to repurchase liability for documentation defects and, for a limited time, payment performance. We also are required to refund the income that we earn on the sale of a loan if that loan is paid-off within 120 days from the time it is purchased. This contingent liability, also known as a prompt prepayment refund, is most likely to occur during periods when long-term mortgage rates contract quickly, such as occurred in spring and summer of 2003, motivating people to refinance their mortgage multiple times to lower their mortgage payments. We incurred prompt payment refunds on two loans in 2003. In addition, the investors to whom we sell or broker loans evaluate our financial performance, the underlying performance of the loans we broker and sell to them, and the quality of our administrative functions in determining whether we qualify for their lending programs. Either party on short notice may cancel the correspondent lending and broker agreements.

Because, we intend to focus our short-term efforts on acting as a correspondent lender or broker, any obligations that we have to repurchase a large number of loans or make prompt repayment refunds could have a material adverse affect effect on our operations and could result in our inability to achieve profitability. Also, our business could be adversely affected if any of the investors to whom we sell or broker loans terminate their relationships with us and we are not able to enter into new relationships with other investors.

Past practices of our residential mortgage lending group has unduly exposed us to repurchase liabilities and threatened our relationship with the investors to whom we sell residential mortgage loans. During the last quarter of 2002, we established and staffed a mortgage division to originate and sell loans in the secondary market as a correspondent lender and broker. That business was effectively eliminated as a separate division after May 2003 when the division manager and several of his loan originators and staff severed employment from us in favor of another opportunity. Under the prior division manager, we originated 55 loans under various programs of the Federal Housing Administration (FHA). Since we were not a certified FHA lender, all FHA loans had to be approved by underwriters at the Department of Housing and Urban Development before a mortgage insurance certificate could be issued. Turnaround by the Department of Housing and Urban Development was slow in the spring of 2003 because of the high volume of mortgage activity at that time. To compensate, prior management engaged in a practice of closing loans and selling them prior to the issuance of the mortgage insurance certificate. When prior management left in April and May of 2003, 27 FHA loans aggregating $4,056,181 had been sold prior to obtaining the mortgage insurance certificates. As of January 31, 2004, mortgage insurance certificates have been received on all but seven loans aggregating $1,390,000.

Management has conducted a review of the remaining seven loans and believes that mortgage insurance certificates will be issued on four of the remaining seven loans in the near future, that AmericasBank will be required to repurchase three loans aggregating approximately $386,000 and that we will incur a loss of approximately $16,000 in connection with the repurchase of these loans. A reserve to cover this loss was established effective December 31, 2003. None of the loans that we believe will be subject to repurchase are impaired, although none meet the underwriting criteria for our portfolio loan products because of, in general, lower credit scores and high loan to value ratios. Management will endeavor to refinance or otherwise sell these loans, or may hold these loans in its portfolio. In any case, because these loans do not meet our underwriting criteria, the loans will be adversely risk- rated and appropriate reserves will be established.

In addition to the above repurchase liability, we were advised on December 23, 2003, by one of the three principal investors to whom we sell loans that we have been put on a “watch list” because of the high percentage of loans with outstanding documentation exceptions and because our delinquency ratio on government guaranteed loans of 4.65% exceeds the Maryland average of 1.41%. The documentation exceptions are related to the mortgage insurance certificate situation discussed above. The delinquency ratio has subsequently been reduced to 2.13%. Based on the fact that the individuals responsible for this performance are no longer employed by AmericasBank, we do not believe this action will have adverse consequences as we expand our residential mortgage operation, although we do expect that our expansion will be monitored closely by the investors to whom we sell mortgage loans.

Our current inability to use brokered deposits to grow our deposit base may limit our growth. Due to our current financial condition, we were advised by our regulators that, without regulatory approval, we should not use brokered certificates of deposit to grow our deposit base. A rollover of a brokered certificate of deposit is considered a brokered deposit which would require regulatory approval. As of December 31, 2003, approximately $2,510,000 of our total interest-bearing deposits or 10.60% were considered brokered. Of this amount, $688,000 will mature by December 31, 2004 and, absent regulatory approval, will not rollover into new AmericasBank certificates of deposit. If we are not able to attract new deposits to replace the brokered certificates of deposit that do not rollover, our ability to grow our loan portfolio may be adversely affected. In order to attract new deposits, we may offer certificates of deposit with premium rates. Paying premium rates on certificates of deposit will likely increase our interest expense and, accordingly, adversely affect our net interest margin.

Our profitability depends on our ability to manage our balance sheet to minimize the effects of interest rate fluctuation on our net interest margin. Our results of operations depend on the stability of our “net interest margin,” which is the difference in the yield we earn on our earning assets and our cost of funds, both of which are influenced by interest rate fluctuations. Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy and geo-political stability, are not predictable or controllable. In addition, the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits are heavily influenced by competitive factors. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets. These factors influence our ability to maintain a stable net interest margin. At December 31, 2003, our net interest margin was 2.39%, which is substantially below that of most banks.

We seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position. Generally speaking, our earnings will be more sensitive to fluctuations in interest rates the greater the variance in volume of assets and liabilities that mature and re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, and whether the bank is more asset sensitive or liability sensitive. Accordingly, we may not be successful in maintaining this neutral position and, as a result, our net interest margin may suffer.

Our legal lending limit may limit our growth. We are limited in the amount we can lend to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2003, we were able to lend $264,000 to any one borrower. While this limit will increase as a result of the capital raised in the first quarter of 2004, the amount we can lend to a single borrower is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. Our legal lending limit also may result in less efficiencies in our operations as we have to make many small loans instead of a lesser number of larger loans. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available. We cannot assure you that we will be able to attract or maintain customers seeking larger loans or that we will be able to sell participations in such loans on terms we consider favorable.

Our liquidity and our ability to increase our loan portfolio may be negatively affected by our lack of a credit facility. On July 12, 2002, the Federal Home Loan Bank of Atlanta rescinded AmericasBank’s line of credit because of its financial condition. Also, because of its financial position, AmericasBank has not been able to obtain an alternative line of credit. Even if AmericasBank were able to restore the line of credit with the Federal Home Loan Bank of Atlanta, pursuant to the Written Agreement, it may not incur any debt without the approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation, and there can be no assurance that they would grant any requested approval. If AmericasBank is unable to obtain credit, its liquidity may be negatively affected. A lack of liquid funds may prevent AmericasBank from making loans, which would thereby adversely affect its ability to generate net interest income. The lack of credit may also adversely affect AmericasBank’s asset/liability management policy because AmericasBank is not able to lock in favorable rates on borrowed funds.

Our success may depend on our ability to attract new directors, which may be difficult due to the regulatory restrictions under which we currently operate. We believe that we need new members on our board of directors who can assist us with our operation, development and promotion in light of our current financial situation. There is no assurance that we will be able to attract qualified persons to serve as directors. Attracting qualified persons is made more difficult by the fact that we are subject to numerous regulatory restrictions on our operations.

If we experience greater loan and lease losses than anticipated, it will have an adverse effect on our ability to operate profitably. While the risk of nonpayment of loans and leases is inherent in banking, if we experience greater nonpayment levels than we anticipate, our earnings and overall financial condition, as well as the value of our common stock, could be adversely affected. We cannot assure you that our monitoring, procedures and policies will reduce certain lending risks or that our allowance for loan and lease losses will be adequate to cover actual losses. Loan and lease losses can cause insolvency and failure of a financial institution and, in such an event, our shareholders could lose their entire investment. In addition, future provisions for loan and lease losses could materially and adversely affect our ability to operate profitably. Loan and lease losses reduce the allowance for loan and lease losses. A reduction in the allowance for loan and lease losses will be restored by an increase in our provision for loan and lease losses, which, in turn, would reduce our earnings.

Because the risk inherent in our loan and lease portfolio may change from time to time, including our actual loan losses and the volume of adversely rated credits in our portfolio, the amount of our allowance for loan and lease losses as a percentage of gross loans may fluctuate. This situation can also result in fluctuations in the level of our provision expense.

If the leasing companies to which we have extended credit in connection with our lease portfolio were to declare bankruptcy, we could be adversely affected. In the ordinary course of business, we have made non-recourse loans to three leasing companies totaling, as of December 31, 2003, approximately $4,894,000 or 31.14% of our loan portfolio. Each loan is secured by an assignment of the leasing company’s interest in a full pay-out lease, an assignment of the lease payments under that lease, delivery of the original lease documents and a security interest in the underlying equipment. The leasing companies service these leases, and the lessee makes payment directly to the leasing companies, which forwards the lease payments to us. Because of their structure, throughout this report we have described these loans as commercial finance leases.

In addition to the normal collection risk related to this type of financing, if either leasing company were to file for bankruptcy, the bankruptcy trustee or a secured lender of the leasing company could take actions to delay AmericasBank’s receipt of payments arising from the full pay-out leases or could raise arguments that AmericasBank is not properly perfected or does not have priority with respect to its rights in the full pay-out leases, the payments arising out of them and/or the underlying equipment. Ultimately, AmericasBank believes it would be successful in any such litigation, because of, among other reasons, our possession (and thereby perfection) of the original lease documents. However, because of the size of the portfolio to our total loan and lease portfolio, any delay or denial in our receipt of funds from the lessees or ability to exercise all rights and remedies against the lessees could have a material adverse effect on our financial condition and operations.

Our operations depend upon third party vendors that perform services for us. We outsource many of the functions which allow us to operate as a bank, including our data processing function and the interchange and transmission services for our ATM network. As such, our success and our ability to grow our operations necessarily depend on the services provided by these third parties. Disputes with these third parties can adversely affect our operations, as was the case with the vendor providing transmission services for our ATM network, which was out of service from April 2003 to November 2003. Although we believe that we have good relations with our third party vendors and that they can adequately service our needs, including our needs as we expand the business, there can be no assurance that we will engage appropriate vendors or that the vendors engaged will be able to perform successfully.

Because AmericasBank serves a limited market area in Maryland, we could be more adversely affected by economic downturns in our market area than our larger competitors which are more geographically diverse. Our current primary market area consists of Northern Baltimore County, Maryland and the Highlandtown area of Baltimore. Our secondary market area includes the Baltimore Metropolitan area, consisting of Baltimore City and the surrounding counties of Anne Arundel, Baltimore, Carroll, Harford, Howard and Frederick County, Maryland and south-central Pennsylvania. However, broad geographic diversification is not currently part of our community bank focus. As a result, if our primary or secondary market areas suffer economic downturns, our business and financial condition may be more severely affected by such circumstances. Our larger bank competitors serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market areas. See “Business of AmericasBank Corp. and AmericasBank – Location and Market Area.”

We face substantial competition which could adversely affect our operating results. We operate in a competitive market for financial services and face intense competition from other financial institutions both in making loans and in attracting deposits. Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases, have greater financial resources and legal lending limits than we do, and are able to offer certain services that we are not able to offer.

Our need to comply with extensive and complex government regulation could have an adverse effect on our business. The banking industry is subject to extensive regulation by state and federal banking authorities. Many of these regulations are intended to protect depositors, the public or the Federal Deposit Insurance Corporation insurance funds, not shareholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our operations and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in general, and AmericasBank specifically, at a competitive disadvantage compared to less regulated competitors. We are particularly susceptible to this risk due to the constraints imposed upon us by the Written Agreement and the Memorandum of Understanding. In addition, the cost of compliance with regulatory requirements, including the cost of complying with the Written Agreement and the Memorandum of Understanding, could adversely affect our ability to reduce losses or operate profitably.

Our ability to operate profitably may be dependent on our ability to implement various technologies into our operations. The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, there can be no assurance that the development of these or any other new technologies, or our success or failure in anticipating or responding to such developments, will materially affect our business, financial condition or operating results. Currently, we do not offer Internet-based banking or other similar technical banking products that are offered by many of our competitors.

Item 2. Description of Property

Towson

We acquired our headquarters, which is a full service banking branch and office facility located at 500 York Road in Towson, Maryland on December 31, 1997 for $650,000 through a former wholly owned subsidiary, AmericasBank Holdings Corporation. The building is two stories and approximately 7,000 square feet situated on .2026 acres of land. The first floor contains approximately 2,700 square feet of retail banking space, the second floor contains approximately 1,800 square feet of office space and the basement contains approximately 2,500 square feet of retail office space. Historically, we have leased the basement level office space and part of the second floor office space. Currently, we utilize all of this space for our operations.

The property also houses a 305 gross square foot drive through building. The drive through is not currently in operation and we have no intention of utilizing it for the foreseeable future.

Our branch at this location opened in September 1999. AmericasBank Holdings Corporation later transferred the property to AmericasBank.

Highlandtown

AmericasBank leases a 1,430 square foot building located in the Highlandtown Village Shopping Center at 3860 East Lombard Street, Baltimore, Maryland from an unaffiliated party for use as a bank branch. The initial term of the lease commenced on October 18, 2000 with the first full lease year commencing on November 1, 2000. The lease has an initial term of five years at base rents of $1,310.83 per month for the first two years and $1,370.42, $1,400.21 and $1,459.79, respectively, for years three, four and five. The lease contains two additional five-year renewal options with increased monthly base rent. We opened this location after operating from other space in the Highlandtown area of Baltimore since our organization in December 1997.

We believe that our properties are maintained in good operating condition and are suitable and adequate for our current operational needs.

Item 3. Legal Proceedings

There are no pending legal proceedings to which AmericasBank Corp. or AmericasBank is a party or to which any of their properties are subject, nor are there proceedings known to AmericasBank Corp. to be contemplated by any governmental authority. There are no material proceedings known to AmericasBank Corp., pending or contemplated, in which any director, officer or affiliate or any principal security holder of AmericasBank Corp. is a party adverse to AmericasBank Corp. or AmericasBank or has a material interest adverse to AmericasBank Corp. or AmericasBank.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2003 to a vote of security holders of AmericasBank Corp.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock Prices and Market for Our Common Stock

As of March 11, 2004, AmericasBank Corp. had outstanding 3,666,060, shares of common stock held by approximately 267 shareholders of record. On or about March 12, 2004, AmericasBank Corp.’s common stock began to be quoted for trading on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “AMBB.” Prior to that time, AmericasBank Corp.’s common stock traded in privately negotiated transactions and sales, typically involving a small number of trades, were reported from time to time on the Pink Sheets under the symbol “AMBB.”

The following table reflects the high and low sales information as reported on the Nasdaq workstation available to broker/dealers. The information reflects inter-dealer prices, which may or may not reflect retail mark-ups, mark-downs, or commissions. Also, these transactions may not be representative of all transactions during the indicated periods or the actual fair market value of our common stock at the time of such transactions due to the infrequency of trades and the limited market for our common stock. To illustrate the infrequency of trading, we have included the sales and volume information for the sales information reported during 2003.

	Sale Price Range
	High	Low
2002
Third Quarter	$2.75	$2.50
Fourth Quarter	$3.00	$2.05

	High	Low	Last	Volume
2003
First Quarter	$—	$—	$—	—
Second Quarter
April 24, 2003	$2.22	$2.22	$2.22	500
Third Quarter
September 24, 2003	$3.00	$3.00	$3.00	1,000
Fourth Quarter
December 24, 2003	$2.30	$2.30	$2.30	250
December 22, 2003	$2.75	$2.50	$2.50	1,400
December 19, 2003	$2.60	$2.50	$2.50	1,500

Dividend Policy

We have not paid cash dividends in the past and do not anticipate paying any cash dividends in the foreseeable future. We expect that we will retain all earnings, if any, in order to provide more funds to operate our business. Any payment of dividends is subject to the discretion of our board of directors, which will consider a number of factors, including our prospects for future earnings, financial condition, cash needs and general business conditions.

We are organized under the Maryland General Corporation Law, which prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the charter permits otherwise, the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights on dissolution are superior to those receiving the distribution. In addition, because we are a bank holding company, the Federal Reserve Board may impose requirements on the payment of dividends by us. Among other things, the Federal Reserve Board has issued guidance that states, in general, that an entity experiencing financial difficulties - such as AmericasBank Corp. - should not pay or continue to pay dividends unless (i) the entity’s net income over the prior year is sufficient to fund all dividends and (ii) the earnings retained by the entity is consistent with the entity’s capital needs, asset quality and overall financial condition.

Our ability to pay any cash dividends in the future will depend primarily on AmericasBank’s ability to pay cash dividends to us. AmericasBank may only pay dividends if it is in compliance with certain regulatory requirements governing the payment of dividends by it.

AmericasBank Corp. and AmericasBank are operating under a Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation that, among other things, prohibits the payment of dividends without prior written approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation.

Recent Sales of Unregistered Securities

In May 2002, we sold 95,000 units at $5.00 per unit to eight of our directors in a private placement transaction. Each unit consisted of one share of common stock and a warrant to purchase five shares of common stock at an exercise price of $5.00 per share, subject to adjustment for certain events. These warrants are currently exercisable and expire on September 1, 2008. The gross proceeds from this offering were $475,000.

From February to June 2003, we sold 200,060 units at $3.20 per unit to five of our directors, the profit sharing plan for one of our director’s medical practice and the spouse of a director in a private placement transaction. Each unit consisted of one share of our Series A Preferred Stock and a warrant to purchase one share of common stock at an exercise price of $3.20 per share, subject to adjustment for certain events. These warrants are first exercisable after June 30, 2004 and expire on September 1, 2008. Among other rights, upon our sale or dissolution, the Series A Preferred Stock had a liquidation preference of $3.20 per share. The gross proceeds from this offering were $640,192.

On December 2, 2003, the holders of our Series A Preferred Stock exchanged their 200,060 outstanding shares for 200,060 outstanding shares of common stock. The shares were exchanged to facilitate the rights and public offerings, including eliminating any liquidation preference on our outstanding capital stock. As of the date of this annual report, we have no Series A Preferred Stock outstanding.

There were no underwriting discounts or commissions paid with respect to any of the foregoing transactions. We believe that the sale and issuance of securities in the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering, where the purchasers represented their intention to acquire securities for investment only and not with a view to distribution and received or had access to adequate information about AmericasBank Corp.

Recent Sales of Registered Securities

We filed two Registration Statements on Form SB-2 with the Securities and Exchange Commission for a rights offering of up to 400,000 shares of common stock to our shareholders of record on December 22, 2003 at $2.00 per share (Commission File No. 110947) and for a public offering of 2,475,000 shares plus any shares that were not sold in the rights offering (Commission File No. 333-111918) for $2.00 per share.

Both Registration Statements were declared effective on February 13, 2004 at 2:00 p.m. The rights offering commenced on February 13, 2004, terminated on March 4, 2004 and closed on March 11, 2004. The public offering commenced on March 5, 2004, terminated on March 8, 2004 and also closed on March 11, 2004.

The rights offering was not underwritten; instead, directors and officers of AmericasBank Corp. solicited subscriptions from shareholders of record on December 22, 2003. The directors and officers did not receive any compensation for such services. McKinnon & Company, Inc. underwrote the public offering on a best efforts basis pursuant to the terms and conditions of an underwriting agreement. McKinnon & Company, Inc. received an underwriting commission of $0.12 for each share sold in the public offering. In addition, McKinnon & Company, Inc. also sold common stock through certain selected dealers that are members of the National Association of Securities

Dealers, Inc. to customers of such selected dealers. Each selected dealer received a commission of $0.07 for each share that it sold. We also paid McKinnon & Company, Inc. a financial advisory fee of 1% of the aggregate sales price in the rights offering.

In the rights offering, we registered 400,000 shares of common stock, sold 237,409 shares and received aggregate rights offering proceeds of $800,000. In the public offering, we registered 2,875,000 shares (the 2,475,000 shares referred to above plus the shares eligible for sale in the rights offering), sold 2,637,591 shares and received aggregate public offering proceeds of $5,275,182. The aggregate offering proceeds for the rights and public offerings was $5,758,671.

SELECTED FINANCIAL DATA

The following table summarizes our selected consolidated financial information and other financial data. The selected balance sheet and statement of income data, insofar as they relate to the years ended December 31, 2003 and 2002, are derived from our audited consolidated financial statements. This information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report. Results for past periods are not necessarily indicative of results that may be expected for any future period.

	Year Ended December 31,
	2003	2002
Income Statement Data:
Net interest income	$612,638	$494,670
Provision for loan and lease losses	75,000	78,000
Noninterest revenue	558,027	246,526
Noninterest expenses	2,214,426	1,663,417
Income taxes	—	—
Net loss	$(1,118,761)	$(1,000,221)

Per Share and Shares Outstanding Data:
Basic net loss per common share	$(1.84)	$(1.81)
Diluted net loss per common share	$(1.84)	$(1.81)
Cash dividends declared	—	—
Book value per common share at period end	$1.94	$3.48
Tangible book value per common share at period end (1)	$1.90	$3.43
Common shares outstanding, period end	791,060	591,000
Average common shares outstanding, basic	607,443	551,699
Average common shares outstanding, diluted	607,443	551,699

Balance Sheet Data:
Total assets	$27,065,027	$22,404,444
Total loans, net	15,424,848	13,159,755
Total deposits	25,408,838	20,279,668
Stockholders’ equity	$1,532,637	$2,058,341

Performance Ratios:
Return on average assets	(4.07)%	(4.57)%
Return on average equity	(55.12)%	(41.98)%
Net interest margin	2.39%	2.41%

Asset Quality Ratios:
Allowance to period-end loans	1.75%	1.88%
Non-performing assets to total gross loans and foreclosed real estate	0.49%	0.33%

Capital Ratios:
Total risk-based capital ratio	9.61%	13.73%
Tier I risk-based capital ratio	8.36%	12.47%
Leverage capital ratio	5.40%	8.81%
Total equity to total assets	5.66%	9.19%

(1)	Excludes unamortized premium paid for the loans and deposits purchased from Rushmore Trust & Savings, FSB in 1997.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. You should read this review in conjunction with our financial statements and accompanying notes included elsewhere in this report. Because AmericasBank Corp. has no material operations and conducts no business on its own other than owning its subsidiary, AmericasBank, the discussion primarily concerns the business of AmericasBank. However, for ease of reading and because our financial statements are presented on a consolidated basis, references to “we” or “our” refers to both AmericasBank Corp. and AmericasBank.

Overview

Much happened during 2003. Among the events of note:

•	We continued to incur losses, suffering a loss of $1,118,761 for the year as compared to a loss of $1,000,221 for 2002 and $753,055 for 2001.

•	Throughout the year, we continued to operate under the Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation and the Memorandum of Understanding with the Federal Reserve Bank of Richmond.

•	In May 2003, the division manager and several of the loan originators and staff in our mortgage division severed employment from us in favor of another opportunity. In June 2003, we learned that the practices of this group had exposed us to repurchase liabilities on FHA insured loans and threatened our relationship with the investors to whom we sell residential mortgage loans. In particular, we determined that we will be required to repurchase three FHA insured loans aggregating approximately $386,000 and that we will incur a loss of approximately $16,000 in connection with the repurchase of these loans. A reserve to cover this loss was established effective December 31, 2003. Also, on December 23, 2003, we were advised by one of the three principal investors to whom we sell loans that we have been put on a “watch list” because of the high percentage of loans with outstanding documentation exceptions and because our delinquency ratio on government guaranteed loans of 4.65% exceeded the Maryland average of 1.41%. The documentation exceptions are related to the practices of our prior mortgage lending group. Since December 2003, the delinquency ratio has been reduced to 2.13%.

•	In June 2003, our prior management team resigned and in July and August hired Mark Anders as our president and chief executive officer, Gary Rever as our chief financial officer and one of our executive vice presidents and John Muncks as our senior lending officer and our other executive vice president.

•	We were advised by our banking regulators that, without regulatory approval, we should not used brokered certificates of deposit to grow our deposit base.

•	Due to a dispute with the vendor providing transmission services for our ATM network, our two ATM machines were out of service from April 2003 to November 2003.

•	We initiated commercial lease financing as a material part of our operations during the second quarter of 2003 and continued to engage in this type of lending throughout the remainder of 2003.

•	From February to June 2003, we sold 200,060 units at $3.20 per unit to certain of our directors and persons affiliated with them. Each unit consisted of one share of our Series A Preferred Stock and a warrant to purchase one share of common stock at an exercise price of $3.20 per share, subject to adjustment for certain events. Among other rights, upon our sale or dissolution, the Series A Preferred Stock had a liquidation preference of $3.20 per share. The purpose of the private placement was to provide AmericasBank with additional regulatory capital. On December 2, 2003, the holders of our Series A Preferred Stock exchanged their 200,060 outstanding shares for 200,060 outstanding shares of common stock. The shares were exchanged to facilitate the rights offering and public offering, as described below, including eliminating any liquidation preference on our outstanding capital stock.

•	In November 2003, we engaged McKinnon & Company, Inc. as our financial advisor in connection with a rights offering to our existing stockholders and as our underwriter on a best efforts basis in connection with a public offering. The rights offering and public offering closed on March 11, 2004, resulting in our receipt of approximately $5,100,000 of net offering proceeds.

While many of the events that occurred during 2003 were negative, we believe that we have the management in place and have established a strategy that will allow us to achieve profitability by mid-2005, although there can be no assurance that we will be successful.

Business Strategy

The business strategy for AmericasBank is to be a profitable community bank that provides above average investment returns to its shareholders while maintaining a low to moderate risk profile. Our planning horizon is ten years; we believe it will take three to five years to build to critical mass and another five years to generate the core deposit base and efficiencies required for high performance.

The essence of our strategy will be to stay within the traditional community bank model of promoting business entrepreneurship and home ownership while concentrating on products and services where the bank can effectively differentiate itself from its competitors and from larger financial institutions operating in its market area.

We are pursuing six strategic initiatives to achieve profitability:

•	Engage and retain experienced management with a track record of success;

•	Obtain adequate capitalization;

•	Resolve the outstanding regulatory issues that affect us;

•	Expand our lending activities and increase our noninterest income;

•	Improve our net interest margin by increasing our base of core commercial and retail deposits and through more effective asset and liability management; and

•	Control the growth of noninterest expenses.

Engage and Retain Experienced Management. We have added three new executives to our management team since July 2003. However, our new management team lacks the background and experience in residential mortgage lending that is required to fully implement our business plan. We need to hire the management and staff to supervise and control the risks, including the compliance risks, involved in residential mortgage lending. We believe that we will be able to hire the key managers and staff to expand in this area.

To align the interest of our management with our success, we have granted our new management what we believe to be an incentive compensation package that will reward management for exceptional performance. In general, the incentive compensation is based upon management achieving certain financial and asset quality goals and maintaining satisfactory regulatory ratings. See the discussion under the caption “Incentive Compensation – 2004 Stock Incentive Plan.”

We believe that we need new members on our board of directors who can assist us with our operation, development and promotion in light of our current financial situation. Our current board of directors is receptive and understanding of this need, and we intend to focus on adding new members to our board.

Obtain Adequate Capitalization. Operating losses of $4,498,676 since our inception have seriously eroded our capital base to a level where we cannot attain profitable operations. AmericasBank Corp. was unsuccessful in its strategy to raise capital incrementally in private placements. As a result of the rights offering and public offering, we were able to raise approximately $5,100,000 of net offering proceeds during March 2004. We believe that this additional capital will allow us to leverage our balance sheet to increase earning assets to the seventy-five million dollar level over the next three years. At this level, we believe we should be able to generate sufficient capital through earnings to support moderate growth.

We anticipate that the increase in earning assets will come by expanding our residential mortgage lending operation as a correspondent lender while continuing to develop our traditional retail and business banking segments. We anticipate that deposits will generate the majority of the funding to support these activities. Ultimately, some of the capital raised in the offerings may be utilized to fund loans.

Until we achieve profitability, which, as indicated above, we hope to achieve by mid-2005, some of the capital raised in the offerings and/or our existing capital will necessarily be used to fund operating losses. That amount, however, cannot be accurately quantified as it depends upon how successful we are in implementing our business plans, how quickly we can implement our plans, market interest rates and the economy in our market area, among other known and unknown factors. We believe operating losses during 2004 and 2005 could range anywhere from $750,000 to $1,500,000, although there can be no assurance that operating losses would not be more than $1,500,000. Until we are able to fully implement our business plans, operating losses will include various new expenses (i.e., expenses that we have not historically incurred) such as expenses associated with our becoming and operating as a public company, expanding our mortgage lending staff, marketing our services, investing in new technology and improving our compliance management programs.

Resolve Outstanding Regulatory Issues. Because of poor operating performance and financial condition and in order to restore and maintain the financial soundness of AmericasBank Corp. and AmericasBank, we agreed to enter into and operate under a Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation. Because of concerns related to AmericasBank’s violations of certain consumer lending laws, we agreed to enter into a Memorandum of Understanding with the Federal Reserve Bank of Richmond. While we believe that we have addressed many of the items in the Written Agreement and the Memorandum of Understanding, due to high staff and management turnover, the effectiveness of our compliance management and oversight systems have been compromised. In addition, our new management has made changes they believe are appropriate to certain risk management systems and operations without first obtaining the approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation, as required by the Written Agreement. Our regulators have not taken any actions as a result of our failure to comply with certain of the items in the Written Agreement and the Memorandum of Understanding and we have not taken any actions as a result of our failure to obtain their approval for the changes made to certain of our risk management systems and operations, although they are aware of the changes. We believe this is because they have allowed our new management to focus on raising additional capital; however, we have not received any assurances from our regulators in this regard.

We believe that the capital raised in the rights offering and the public offering provides us with the capital necessary to remedy several of the outstanding deficiencies contained in the Written Agreement and the Memorandum of Understanding. The additional capital will allow us to grow and, we believe, become more efficient. We believe that greater efficiency will improve our compliance management programs, which were identified as needing significant improvement in the Written Agreement and the Memorandum of Understanding. In general, the larger a banking institution is, the more effective it can be in leveraging economies of scale in connection with its compliance management programs. We believe that it will take an additional 12 to 18 months after the closing of the offerings to remedy all outstanding deficiencies. Remedying all outstanding deficiencies and having the Written Agreement and the Memorandum of Understanding terminated are important to our future success because they impose restrictions on our operations. We will work closely with Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation to remedy all outstanding deficiencies.

Expand our lending activities and increase our noninterest income. AmericasBank is under considerable earnings pressure because it has never been able to generate interest and fee income to achieve breakeven operations. Our primary source of income is generated from the interest earned on our loan portfolio and fees generated from our lending activities. AmericasBank’s objective is to systemically grow a high quality, diversified loan portfolio that affords us the opportunity to generate attractive yields on a risk adjusted basis and to earn higher levels of noninterest income through fees and service charges. In the short term, we will focus our efforts on residential mortgage lending because we believe it to be the most cost effective way for a community bank to generate loans, maintain asset quality and produce higher levels of fee income. We also intend to emphasize commercial mortgage loans and commercial loans extended for general business purposes to small and medium-size businesses in our primary market area.

Residential mortgage lending includes long-term conventional and non-conforming mortgages originated for our portfolio or for sale into the secondary market, adjustable rate mortgages, loans to homeowners or small developers for the acquisition and construction or rehab of single-family homes and lot loans. Commercial mortgage loans include loans for the acquisition, development, rehabilitation or investment in commercial or residential real property (generally for other than single family homes). We intend to aggressively pursue commercial lending opportunities where the loan relationships provide us with opportunities to develop high volume depository relationships.

The barriers to entry in residential mortgage lending are low, resulting in intense competition during periods when high volumes of mortgages are refinanced to take advantage of lower interest rates. While AmericasBank will compete in this arena, we anticipate that our principal focus will be in providing construction and rehab financing to homeowners and small builders, and to a lesser extent, non-conforming and investor loans. We have selected this niche because the competitive environment is highly fragmented and there is a growing need for this type of financing in our market areas. These product types also provide us with multiple opportunities to generate interest spread and fee income from the same customer, to expand our reach beyond our primary market territory and to develop consumer-banking relationships to which we can market other financial services and products in the future.

Improve Our Net Interest Margin. Our residential mortgage lending strategy is designed to cost effectively accelerate the growth in loans and fee income but it will not produce the deposits required to fund our growth. In the short term, we will be dependent on retail deposits, principally certificates of deposit, to fund our growth. This strategy is not ideal as retail certificates of deposit are typically the highest cost of funds for a bank and can be highly volatile. Core retail deposits, including demand and interest bearing checking accounts, savings accounts and money market accounts are excellent sources of low cost funds but the cost of developing a good retail-banking program is prohibitive in the short term.

Commercial deposits are another source of low cost core deposits and will be the principal focus of our initiatives to improve our core deposit base. However, our commercial deposit base will not increase proportionately with our growth in assets, which is why we will be reliant on the retail certificates of deposit in the short-term. Generally, our competitors do an average to above average job in servicing commercial deposit accounts, which means that there are few reasons to justify changing a commercial depository relationship. Because there is no compelling reason for businesses to move their accounts, the sales cycle for attracting commercial depository accounts can be protracted.

Commercial depository accounts move either because the business has a credit need and the entire relationship moves for better credit access, or the principals of the business decide to move because of personal relationships or convenience. Service and price may prompt a business to move its depository relationship. More typically, however, lack of recognition, poor access to decision makers and greater convenience provide the impetus for a change in the banking relationship. These are areas in which AmericasBank will seek to excel over the long term.

In order to increase our core deposit base, we also must stay abreast of technological changes and invest in those products and services we believe are replacing location convenience as a primary reason for selecting a bank. However, we believe the personal attention and the responsiveness and flexibility that come from having a close, intimate relationship with a community banker are high on depositors’ lists of reasons for selecting a bank and we will work to excel in this area.

Control Noninterest Expenses. Noninterest expenses at AmericasBank have generally been level with the exception of the high level of professional and consulting fees paid out over the last several years. Going forward, we will incur additional costs in connection with our becoming and operating as a public company; marketing our services, particularly our mortgage banking services; investing in technological products and services and improving our compliance management programs.

There will be few additions to staff within the core banking operations for the foreseeable future; however, management expects staffing levels in the mortgage operation to expand by 12-15 people during the next several years if we are successful in implementing our business plans. We estimate that three quarters of the new mortgage positions will be loan officers, and that the majority of income earned by these officers will be based on loans originated for sale in the secondary market, with us acting as the correspondent lender. As is typical in the mortgage lending industry, loan officers are paid a commission based on the amount of fee income generated with a draw allowed against anticipated future income based on past performance. The remaining staff additions to our mortgage operations will be salary-based, however, these positions will be indirectly based on the number of commissioned-based loan officers and the volume of loans originated for sale. We will also incur additional costs as we market our services, particularly our mortgage banking services, invest in technological products and services and improve our compliance management programs.

One reason the mortgage lending business is attractive to us is because it allows us to build a highly competent sales team on a commission basis and to incrementally add or reduce staff as production and portfolio volume increases or decreases with changes in market conditions. Currently, the mortgage division has four administrative people supporting one loan officer. We believe that this level of staff support is adequate for three to four lending officers. The biggest fixed expense in the mortgage lending business will come from the base salary of the vice president or vice presidents who oversee our mortgage lending division, but we believe that hiring experienced mortgage lending professionals is essential based on the amount of work needed in the product development, recruiting and marketing functions. An active search is underway as of the date of this report.

Our one loan officer currently is originating approximately $15 to $20 million of loans originated for sale per annum. At this level, and with the excess support staff capacity, our mortgage lending operation is not operating efficiently or profitably. We believe that we need to generate approximately $75 million of loans originated for sale on an annual basis for our mortgage operation to be efficient and profitable.

In general, we believe that revenues from mortgage lending operations will exceed the costs within a relatively short time frame and that our other noninterest expenses will not increase proportionately with our anticipated growth.

Summary of Recent Performance

For the year ended December 31, 2003, our net loss was $1,118,761, compared to a net loss of $1,000,221 for the prior year. Basic and diluted loss per common share were $(1.84) for the year ended December 31, 2003, compared to $(1.81) for the year ended December 31, 2002.

Total assets were $27,065,027 on December 31, 2003, an increase of $4,660,583 or 20.8% over the December 31, 2002 level of $22,404,444.

Total loans, net of allowance, were $15,424,848 at December 31, 2003, which represents a $2,265,093 increase or 17.2% from $13,159,755 at December 31, 2002. The increase in the loan portfolio since the end of December 31, 2002 occurred primarily within the commercial finance lease portfolio, which was a new lending focus for us during 2003.

The allowance for loan losses was $275,077 or 1.75% of loans at December 31, 2003, compared to $252,769 or 1.88% of loans at December 31, 2002. Our non-performing assets were $77,166 or 0.49% of loans and foreclosed real estate at December 31, 2003, compared to $44,540 or 0.33% of loans and foreclosed real estate at December 31, 2002.

Total deposits were $25,408,838 at December 31, 2003, which represents a $5,129,170 or 25.3% increase from $20,279,668 of total deposits at December 31, 2002. We offered premium rate 30 and 48-month certificates of deposit in the first quarter of 2003 to grow the deposit base in an effort to support our planned lending activities. This campaign was successful and generated approximately $5,000,000 in new certificates of deposit.

Total stockholders’ equity was $1,532,637 at December 31, 2003 compared to $2,058,341at December 31, 2002. Stockholders’ equity decreased by $525,704 from December 31, 2002 to December 31, 2003 from the net loss for the year of $1,118,761 partially offset by an increase of $596,149 from the net proceeds of preferred stock issued through a private placement offering during the second quarter of 2003. On December 2, 2003 these preferred share were exchanged for an equal number of common shares.

Our net interest margin was 2.39% for the year ended December 31, 2003, compared to 2.41% for the year ended December 31, 2002. The decline in the net interest margin is a direct result of actions taken by the Board of Governors of the Federal Reserve System to lower the target federal funds rate since the beginning of 2001. Many of our interest-earning assets, including many of our residential real estate loans, construction and land development loans, commercial loans and home equity loans are based on the Wall Street Journal “Prime” rate, which is generally based on the federal funds rate. In contrast, our time deposits have fixed interest rates, which have not re-priced as quickly during the declining interest rate environment. This includes approximately $5,000,000 million in new certificates of deposit generated during the first quarter of 2003 at premium rates with terms of 30 and 48 months. Also, during 2003 we lost several employees from our mortgage division resulting in a significant decline in that aspect of our business. As a result of the loss of that business and in part due to management turnover, we have retained more assets in lower yielding federal funds pending the implementation of our business strategy.

Results of Operations

Net Interest Income

Net interest income is the difference between interest revenue on assets and the cost of funds supporting those assets. Earning assets are comprised primarily of loans, investments and federal funds sold; interest-bearing deposits make up the cost of funds. Noninterest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

Year ended December 31, 2003 compared to year ended December 31, 2002

Net interest income for the year ended December 31, 2003 increased 23.8% to $612,638 from $494,670 for the year ended December 31, 2002. The increase is primarily attributable to a 24.7% increase in average interest earning assets to $25,640,811 for the year ended December 31, 2003 from $20,558,513 of average interest earning assets for the year ended December 31, 2002.

Interest revenue increased from $1,165,115 for the year ended December 31, 2002 to $1,363,173 for the year ended December 31, 2003. The majority of the increase in interest revenue came from an increase in interest earning assets associated with our commercial finance lease portfolio. Interest expense amounted to $750,535 for the year ended December 31, 2003, which was $80,090 higher than the $670,445 for the year ended December 31, 2002. Our average interest bearing liabilities increased by $6,097,075 for the year ended December 31, 2003 compared to the year ended December 31, 2002, primarily from an increase in average certificates of deposit generated from our marketing efforts in the first quarter of 2003.

One of the key strategic initiatives identified by our new management team is to improve our net interest margin, which is our net interest income divided by our average interest-earning assets. Generally, to achieve this objective, we need to increase the yield on interest-earning assets, reduce the interest rates we pay on interest-bearing liabilities and increase the amount of our noninterest-bearing deposits. We have developed plans to improve each of these attributes and, while it will take time, we believe that our plan will result in an increase in the amount of net interest income and an improvement in the net interest margin.

During the next 12 months, there are $3,449,751 in certificates of deposit or 20.6% of our certificate of deposit portfolio with an average interest rate of 3.92% that will mature and will re-price to the then current market interest rate. Our business plan is to offer competitive interest rates on certificates of deposit and, accordingly, we believe that we will be able to retain many of these deposits. If retained, we believe this will contribute to an overall decrease in our cost of funds and an increase in our net interest margin.

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related revenue, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

Average Balances, Interest, and Yields

	Years Ended December 31,
	2003			2002
	Average Balance	Interest	Yield	Average Balance	Interest	Yield

Assets:
Federal Funds Sold and FHLB Dep.	$7,366,884	$80,363	1.09%	$2,721,947	$39,218	1.44%
Interest-bearing deposits	—	—	—	1,523,501	31,367	2.06%
FHLB and FRB dividends	175,874	8,195	4.66%	211,803	13,228	6.25%
Investment Securities
U.S. Government Agency	—	—	—	70,137	3,905	5.57%
Mortgage backed	97,479	3,479	3.57%	773,676	37,321	4.82%
Preferred trust	300,000	30,000	10.00%	324,658	32,775	10.10%
Mutual funds and equity security	30,000	884	2.95%	1,590,558	62,985	3.96%

Total investment securities	427,479	34,363	8.04%	2,759,029	136,986	4.97%
Loans held for sale	2,216,600	123,471	5.57%	350,736	19,711	5.62%
Loans:
Residential real estate	5,417,137	418,714	7.73%	6,551,506	479,957	7.33%
Construction and land development	851,024	39,983	4.70%	938,841	57,312	6.10%
Commercial, including real estate	5,369,730	366,942	6.83%	3,705,478	242,446	6.54%
Commercial finance leases	2,717,558	228,970	8.43%	—	—	—
Home equity	706,162	34,622	4.90%	1,000,616	78,960	7.89%
Installment	392,363	27,550	7.02%	795,056	65,930	8.29%

Total loans	15,453,974	1,116,781	7.23%	12,991,497	924,605	7.12%
Total interest-earning assets	25,640,811	1,363,173	5.32%	20,558,513	1,165,115	5.67%
Allowance for loan and lease losses	(278,525)	—	—	(277,600)	—	—
Noninterest-bearing cash	1,109,656	—	—	745,528	—	—
Premises and equipment	858,267	—	—	730,892	—	—
Other assets	128,283	—	—	116,761	—	—

Total assets	$27,458,492	$1,363,173		$21,874,094	$1,165,115

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	$6,428,669	$60,083	0.93%	$7,120,559	$104,252	1.46%
NOW, money market and escrow	1,087,057	9,108	0.84%	1,337,597	9,491	.0.71%
Other time deposits	15,947,470	681,344	4.27%	8,907,965	556,702	6.25%

Total interest-bearing deposits	23,463,196	750,535	3.20%	17,366,121	670,445	3.86%
Borrowed funds	—	—	—	—	—	—

Total interest-bearing liabilities	23,463,196	750,535	3.20%	17,366,121	670,445	3.86%
Noninterest-bearing deposits	1,791,686	—	—	1,641,250	—

	25,254,882	750,535	2.97%	19,007,371	670,445	3.53%
Other liabilities	173,945	—	—	484,188	—	—

Stockholders’ equity	2,029,665	—	—	2,382,535	—	—

Total Liabilities and Stockholders’ Equity	$27,458,492	$750,535	—	$21,874,094	$670,445	—

Net interest spread			2.35%			2.14%
Net interest income		$612,638	2.39%		$494,670	2.41%

Nonaccruing loans are included in the average loan balance for the periods presented.
Available for sale investment securities are presented at amortized cost.

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest revenue or expense due to both volume and rate is reported with the rate variance.

Rate/Volume Variance Analysis

	Year Ended December 31, 2003 compared to 2002			Year Ended December 31, 2002 compared to 2001
	Variance due to:			Variance due to:
	Total	Rate	Volume	Total	Rate	Volume
Interest Earning Assets:
Federal Funds Sold and FHLB Deposit	$41,145	$(25,742)	$66,887	$(60,850)	$(52,387)	$(8,463)
Interest-bearing deposits	(31,367)	17	(31,384)	5,872	(22,889)	28,761
FHLB and FRB dividends	(5,033)	(2,787)	(2,246)	(795)	(1,424)	629

Investment Securities
U.S. Government Agency	(3,905)	2	(3,907)	(37,424)	(1,177)	(36,247)
Mortgage backed	(33,842)	(1,249)	(32,593)	(1,969)	405	(2,374)
Preferred trust	(2,775)	(285)	(2,490)	(30,018)	(1,190)	(28,828)
Mutual funds and equity security	(62,101)	(303)	(61,798)	47,720	14,166	33,554

Loans held for sale	103,760	(1,102)	104,862	19,711	19,711	—

Loans:
Residential real estate	(61,243)	21,906	(83,149)	(4,916)	(57,836)	52,920
Construction and land development	(17,329)	(11,972)	(5,357)	(46,567)	(9,753)	(36,814)
Commercial, including real estate	124,496	15,654	108,842	(284,899)	(93,773)	(191,126)
Commercial finance leases	228,970	228,970	—	—	—	—
Home equity	(44,338)	(21,106)	(23,232)	(102,657)	(8,144)	(94,513)
Installment	(38,380)	(4,997)	(33,383)	(29,970)	(3,119)	(26,851)

Total interest revenue	198,058	197,006	1,052	(526,762)	(217,410)	(309,352)

Interest-bearing Liabilities
Savings	(44,169)	(34,067)	(10,102)	(195,006)	(129,184)	(65,822)
NOW, money market and escrow	(383)	1,396	(1,779)	2,630	(5,074)	7,704
Other time deposits	124,642	(315,327)	439,969	(73,463)	(42,498)	(30,965)

Total interest-bearing deposits	80,090	(347,998)	428,088	(265,839)	(176,756)	(89,083)
Borrowed funds	—	—	—	(361)	3,244	(3,605)

Total interest expense	80,090	(347,998)	428,088	(266,200)	(173,512)	(92,688)

Net interest income	$117,968	$545,004	$(427,036)	$(260,562)	$(43,898)	$(216,664)

Provision for Loan and Lease Losses and Analysis of Allowance for Loan and Lease Losses

Lending involves a risk that our loans and leases may not be repaid in full and a credit loss will result. Credit losses occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. We maintain a reserve account for credit losses called the allowance for loan and lease losses, and charge all probable credit losses against this account in accordance with regulatory guidance, industry standards, and generally accepted accounting principles. We charge a provision for loan and lease losses to earnings to maintain our allowance for loan and lease losses at a level that we consider to represent our best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, industry standards, economic conditions (particularly as such conditions relate to AmericasBank’s market area), regulatory guidance, the financial condition of the borrower, historical payment performance and the collateral securing the loans and leases. Recoveries on loans previously charged off are added back to the allowance.

The provision for loan and lease losses was $75,000 for the year ended December 31, 2003, compared to $78,000 for the year ended December 31, 2002, a decrease of $3,000. The decrease was primarily the result of a reduction in the amount of credit losses charged against the allowance in the respective periods and the change in our risk assessment of the portfolio. Net loan charge offs in 2003 were $33,753 lower than in 2002.

We have developed a methodology for evaluating the adequacy of the allowance for loan and lease losses that distinguishes between credits evaluated as a group by either loan or risk rating category and those evaluated individually. We have predetermined allowance percentages based on credit types and for each risk rating category. All loans and leases are assigned a risk rating when they are made. This risk rating is reassessed by management periodically using the various evaluation factors mentioned above. Loans and leases that exhibit an acceptable level of risk per our internal risk grading system are grouped by category and assigned a standard reserve percentage when assessing the adequacy of the allowance for loan and lease losses. Loans and leases that are adversely risk-rated, or exhibit characteristics that suggest we have a heightened risk of collection, are evaluated separately from non-adversely risk rated credits. Each adversely risk rated credit is assigned a standard reserve based on its risk rating or a special reserve based on an assessment of the specific risk factors related to that credit, which may be greater or lesser than the standard reserve for that risk rating.

The predetermined percentages that we use are based on management’s judgment as to appropriate reserve percentages for various categories of loans, and adjusting those values based on the following: historical losses in each category, historical and current delinquency in each category, underwriting standards in each category, comparison of our losses and delinquencies to peer group performance and an assessment of the likely impact of economic and other external conditions on the performance of each category.

A test of the adequacy of the allowance for loan and lease losses is performed and reported to the Board of Directors on a monthly basis by our senior lending officer. Our senior lending officer will recommend an increase or decrease in the provision and the board will approve or disapprove the recommendation based on a discussion of the risk factors. We believe that we use the most reliable information available to us to make a determination with respect to the allowance for loan and lease losses, recognizing that the determination is inherently subjective and that future adjustments may be necessary depending upon, among other factors, a change in economic conditions of specific borrowers or generally in the economy, and new information that becomes available to us. However, there are no assurances that the allowance for loan and lease losses will be sufficient to absorb losses on nonperforming assets, or that the allowance will be sufficient to cover losses on nonperforming assets in the future.

The allowance for loan and lease losses represented 1.75% and 1.88% of total loans at December 31, 2003 and December 31, 2002, respectively. AmericasBank has no exposure to foreign countries or foreign borrowers. Management believes that the current allowance for loan and lease losses is adequate.

The following table represents an analysis of the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses

	Year Ended December 31,
	2003	2002
Balance, beginning of period	$252,769	$261,214

Provision for loan and lease losses	75,000	78,000

Chargeoffs:
Residential real estate	—	—
Construction and land development	—	—
Commercial, including real estate	54,040	90,413
Commercial finance leases	—	—
Home equity	—	—
Installment	—	—

Total chargeoffs	54,040	90,413
Recoveries:
Residential real estate	—	3,968
Construction and land development	—	—
Commercial, including real estate	1,348	—
Commercial finance leases	—	—
Home equity	—	—
Installment	—	—

Total recoveries	1,348	3,968

Net chargeoffs	52,692	86,445

Balance, end of period	$275,077	$252,769

Allowance for loan losses to total loans	1.75%	1.88%
Ratio of net-chargeoffs during the period to average loans outstanding during period	0.34%	0.67%

The following table provides a breakdown of the allowance for loan and lease losses as of December 31, 2003 and 2002.

Allocation of Allowance for Loan and Lease Losses

	December 31,
	2003		2002
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category
Residential real estate	$42,379	20.44%	$94,790	49.79%
Construction and land development	3,676	4.68%	6,148	9.15%
Commercial including real estate	51,204	36.07%	100,357	30.25%
Commercial finance leases	136,702	31.14%	—	—
Home equity	23,809	5.87%	24,778	7.22%
Installment	6,697	1.80%	26,696	3.59%
Unallocated	10,610	—	—	—

Total	$275,077	100.00%	$252,769	100.00%

Noninterest Revenue

Year ended December 31, 2003 compared to year ended December 31, 2002

Noninterest revenue consisted primarily of mortgage division fees and gains from the sale of mortgage loans, service charges on deposit accounts, which includes debit card fees and ATM fees. Noninterest revenues amounted to $558,027 for the year ended December 31, 2003, an increase of $311,501 over the 2002 level of $246,526. In general, the increase resulted from realized gains on the sale of mortgage loans of $500,811 during 2003 compared to $37,219 in 2002. During the last quarter of 2002, we established and staffed a mortgage division to originate and sell loans to pre-established investors. The momentum from our mortgage business and associated earnings were substantially reduced after May 2003 when the division manager and several of his loan originators and staff severed employment from us in favor of another opportunity. Also, during 2002, we incurred net losses on the sale of investments of $61,088 compared to no loss during 2003. The gains on the sale of the mortgage loans and the benefit resulting from no losses on the sale of investments during 2003 was offset by a decline in mortgage division fees, to $14,156 during 2003 from $154,858 in 2002, and a decline in service charges on deposit accounts, to $43,060 in 2003 from $78,802 during 2002. Mortgage division fees declined because we shifted our focus from brokering mortgage loans to serving as a correspondent lender. Service charges on deposit accounts declined because our ATM machines were not in service for most of the current period, as further described below.

Our business strategy includes the rebuilding of our mortgage business. While fee income may continue to decline as we rebuild this business, ultimately we expect noninterest revenue to increase. We have an ATM at each of our two branch locations. Due to a dispute with our former vendor, these machines were out of service from April 2003 to late November 2003, and we have lost fee income by not operating these machines. We expect that the operation of the ATMs will also increase noninterest revenue.

Noninterest Expenses

Year ended December 31, 2003 compared to year ended December 31, 2002

Noninterest expenses in the year ended December 31, 2003 amounted to $2,214,426 compared to the 2002 level of $1,663,417, an increase of $551,009. Commissions paid to mortgage originators substantially contributed to an increase in our salary expense of $434,463 to $1,099,498 during 2003 compared to $665,035 for the same period in 2002. Additionally, in July and August of 2003, we replaced our president and chief executive officer, our senior loan officer, and added a chief financial officer, thereby increasing salary expense in the second half of 2003. The aggregate annual salary of our three new executives is $325,000 compared to the aggregate annual salary of $165,000 of those replaced. Other operating expenses for 2003 were $748,704, or $86,790 higher than the 2002 level of $661,914. This increase is related to data processing fees and consulting fees associated with our data processing conversion that was successfully completed in June 2003. We updated our core data processing platform which will allow us to offer expanded products to our customers.

Income Taxes

We have not incurred any income tax liability since our inception. At December 31, 2003 and 2002, we had net operating loss carryforwards of approximately $3,933,331 and $2,805,317 available to offset future taxable income. The carryforwards at December 31, 2003 will expire beginning in 2017.

Net Loss

Year ended December 31, 2003 compared to year ended December 31, 2002

Our net loss was $1,118,761or $(1.84) per basic and diluted common share for 2003, an increase of $118,540 or 11.9% compared to our net loss of $1,000,221 or $(1.81) per basic and diluted common share during 2002. Our net loss increased as a result of an increase in noninterest expenses of $551,009, partially offset by an increase in net interest income of $117,968 and an increase in noninterest revenue of $311,501.

Analysis of Financial Condition

Investment Securities

AmericasBank’s portfolio has consisted primarily of U.S. government agency securities, mortgage-backed securities and certain equity securities. The portfolio provides a source of liquidity and a means of diversifying AmericasBank’s earning assets. While we generally intend to hold the investment portfolio assets until maturity, we classify all of the portfolio as available for sale. We account for securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity. In the past, we held securities classified as held to maturity, which we accounted for at amortized cost. AmericasBank invests in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.

The investment portfolio at December 31, 2003 amounted to $366,566, a decrease of $225,647 or 38.1%, from $592,213 at December 31, 2002. All securities at December 31, 2003 and December 31, 2002 were classified as available for sale. The decrease in the investment portfolio occurred primarily due to accelerated pay backs of our mortgage backed securities due to the low interest rate environment and the refinancing of mortgages in these mortgage pools. In general, the funds received from the pay backs of the mortgaged backed securities were invested in federal funds and not reinvested into investment securities due to management’s decision to retain liquid assets pending the implementation of our business plan. The carrying value of available for sale securities includes a net unrealized gain of $17,706 at December 31, 2003 compared to a net unrealized gain of $20,798 as of December 31, 2002.

The following table sets forth a summary of the investment securities portfolio as of the periods indicated. Available for sale securities are reported at estimated fair value. There were no held to maturity securities in our portfolio as of December 31, 2003 or 2002.

Investment Securities

	December 31,
	2003	2002
Available For Sale Securities
Preferred Trust	$317,760	$317,760
Mortgage backed	18,806	244,453
Equity and mutual fund	30,000	30,000

Total Available for Sale Securities	$366,566	$592,213

The preferred trust investment security in the table above is a security issued by Provident Trust II, a subsidiary of Provident Bankshares Corporation. The amortized cost is $300,000 and fair value is $317,760 at December 31, 2003. On or after March 31, 2005, the security may be redeemed at the option of the issuer at face value plus accrued and unpaid distributions. Due to its current above market interest rate, we expect that the security will be called. At this time, we anticipate that the proceeds from this security will be invested in federal funds pending their use to fund loan growth. We did not have tax exempt obligations for any of the periods shown.

The following table shows the maturities for the securities portfolio at December 31, 2003.

	Available for Sale
	Amortized Cost	Fair Value	Weighted Average Yield
Maturing
Over one to five years	$300,000	$317,760	10.00%
Mortgaged backed, due in monthly installments	18,860	18,806	4.24%
Equity security	30,000	30,000	—

	$348,860	$366,566	8.83%

Contractual maturities of mortgage-backed securities are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

Going forward and consistent with our business strategy, management intends to favor loan growth over building the investment securities portfolio.

Loan Portfolio

The loan portfolio, net of allowance, unearned fees and origination costs increased $2,265,093 or 17.2% to $15,424,848 at December 31, 2003 from $13,159,755 at December 31, 2002. Residential real estate loans decreased by $3,476,973 (52.0%), construction and land development loans decreased by $494,259 (40.2%), commercial loans including commercial real estate loans increased by $1,605,485 (39.5%), commercial finance leases increased by $4,893,607, home equity loans decreased by $47,842 (4.9%) and installment loans decreased by $198,931 (41.3%) from their respective balances at December 31, 2002.

Loans secured by real estate comprise the majority of the loan portfolio. AmericasBank’s loan customers are generally located in the greater Baltimore metropolitan area.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

Loan Portfolio

	December 31,
	2003	%	2002	%
Residential real estate	$3,213,352	20.44%	$6,690,325	49.79%
Construction and land development	735,246	4.68%	1,229,505	9.15%
Commercial, including real estate	5,669,224	36.07%	4,063,739	30.25%
Commercial finance leases	4,893,607	31.14%	—	—
Home equity	922,186	5.87%	970,028	7.22%
Installment	283,147	1.80%	482,078	3.59%

	15,716,762	100.00%	13,435,675	100.00%

Allowance for loan and lease losses	275,077		252,769
Net deferred loan fees	16,837		23,151

	291,914		275,920

	$15,424,848		$13,159,755

The following table presents the maturities or repricing periods of our loan portfolio at December 31, 2003.

Loan Maturity Distribution at December 31, 2003

	1 year or less	1-5 years	After 5 years	Total
Residential real estate	$982,779	$593,404	$1,637,169	$3,213,352
Construction and land development	735,246	—	—	735,246
Commercial, including real estate	573,695	491,552	4,603,977	5,669,224
Commercial finance leases	187,501	4,706,106	—	4,893,607
Home equity	171,989	—	750,197	922,186
Installment	21,103	182,187	79,857	283,147

Total loans	$2,672,313	$5,973,249	$7,071,200	$15,716,762

Fixed rate	$1,446,514	$5,836,152	$1,773,218	$9,055,884
Variable rate	1,225,799	137,097	5,297,982	6,660,878

Total loans	$2,672,313	$5,973,249	$7,071,200	$15,716,762

Asset Quality

We perform monthly reviews of all delinquent loans and leases and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner. We generally classify loans and leases as nonaccrual when collection of full principal and interest under the original terms of the credit is not expected or payment of principal or interest has become 90 days past due. Classifying a credit as nonaccrual results in us no longer accruing interest on such loan or lease and reversing any interest previously accrued but not collected. We will generally restore a nonaccrual loan or lease to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments in a timely manner and in accordance with the original repayment schedule. Generally, we credit all interest payments received on nonaccruing credits to the principal balance of the loan or lease to reduce our credit exposure. If we have collateral that mitigates our credit exposure, we may recognize interest as income when received. As of December 31, 2003 and December 31, 2002, the balances of our nonaccrual loans were $35,000 and $44,540, respectively. As of December 31, 2003 and December 31, 2002, the balances of accruing loans and leases that were past due more than 90 days were $0 and $8,044, respectively.

We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), “Accounting by Creditors for Impairment of a Loan,” as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure.” SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan and lease losses. We write off impaired loans when collection of the loan is doubtful. New management generally classifies nonaccrual loans and leases as impaired. As of December 31, 2003 and December 31, 2002, no credit had been identified as impaired other than the nonaccrual loans and leases described above.

We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan and lease losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, we generally require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of December 31, 2003, we had $42,166 of foreclosed real estate and as of December 31, 2002, we held no real estate acquired as a result of foreclosure.

Deposits

We seek deposits within our market area by paying competitive interest rates and offering high quality customer service. On occasion we have offered premium rate certificates of deposit to support loan growth. At December 31, 2003, our total deposits had grown to $25,408,838, amounting to a $5,129,170 or 25.3% increase over the December 31, 2002 level of $20,279,668. In the first quarter of 2003, we marketed premium rate 30 and 48 months certificates of deposit to grow the deposit base of AmericasBank to provide liquidity to support our planned lending activities. This campaign was successful and generated approximately $5,000,000 in new certificates of deposit. The average amount outstanding of saving accounts, NOW and money market declined during 2003 compared to 2002, while the average amount outstanding of demand deposits and certificates of deposit increased over the same comparative periods.

The plan developed by our new management team depends on increasing retail deposits, principally certificates of deposit, to fund our growth in the short term. This strategy is not ideal as retail certificates of deposit are typically the highest cost of funds for a bank and can be highly volatile. Our long-term strategy is to build core deposits. Retail core deposits include demand and interest bearing checking accounts, savings accounts and money market accounts and are excellent sources of low cost funds. Commercial deposits are another source of low cost core deposits and will be the principal focus of our initiatives to improve our core deposit base.

The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2003.

Certificates of Deposit Maturity Distribution

	December 31, 2003
	Three Months or Less	Over Three Months to Six Months	Over Six Months to Twelve Months	Over Twelve Months	Total
Certificates of deposit:
Less than $100,000	$1,571,182	$508,706	$924,930	$10,995,299	$14,000,117
Greater than or equal to $100,000	100,000	101,845	243,088	2,299,314	2,744,247

Total	$1,671,182	$610,551	$1,168,018	$13,294,613	$16,744,364

Due to our current financial condition, we were advised by our regulators that, without regulatory approval, we should not use brokered deposits to grow our deposit base. A rollover of a brokered deposit is considered a new brokered deposit for which we would require regulatory approval. Currently, our brokered deposits are not being rolled over. We do not believe that this regulatory restriction will adversely impact our ability to grow deposits as we believe we can offer competitively priced certificates of deposit, including certificates of deposit with premium rates, which would not be considered brokered deposits by our regulators. However, paying premium rates on certificates of deposit will likely increase our interest expense and may negatively impact our net interest margin. Although we believe that our regulators will approve our use of brokered deposits in light of the capital that we raised in the rights and public offerings, there is no assurance that that will be the case.

The following table is a summary of the maturities of the outstanding brokered deposits and their weighted average interest rate as of December 31, 2003:

Brokered Certificates of Deposit Maturing

	One Year or Less	One – Two Years	Three Years and over	Total
Brokered Certificates of Deposit	$687,912	$1,355,911	$465,722	$2,509,545
Weighted average interest rate	6.34%	5.86%	4.11%	5.66%

Borrowings

On July 12, 2002, the Federal Home Loan Bank of Atlanta rescinded our line of credit because of our financial condition. We hope that the capital raised in the offerings will enable us to reinstate our line of credit with the Federal Home Loan Bank, but there can be no assurance that we will be successful in our efforts.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

A principal objective of our asset/liability management policy is to minimize the sensitivity of our earnings to and the economic value of our equity to changes in interest rates by an ongoing review of the maturity and re-pricing of interest-earning assets and interest-bearing liabilities, anticipated loan production and pre-payments, deposit flows and trends and other aspects of our operations that are affected by market interest rates. Our management has primary responsibility for asset and liability management and our board of directors oversees this process.

Asset/liability management policies and procedures are established by the board of directors to assess and monitor interest rate sensitivity in order to reduce vulnerability to interest rate fluctuations while maintaining adequate capital levels and acceptable levels of liquidity. Periodic financial reports supply us with information to evaluate and manage rate sensitivity and adherence to policy. Our goal is to manage assets and liabilities in a manner that stabilizes net interest income and net economic value within a broad range of interest rate environments. Adjustments to the mix of assets and liabilities are made periodically in an effort to achieve dependable, steady growth in net interest income regardless of the behavior of interest rates in general.

During 2003, our new management changed the asset-liability management model and procedures that had been utilized by former management. Our new management determined that the old system was overly complex for our operations and did not produce reliable information for effective decisions. New management implemented our current system on an interim basis which expanded the analysis of our static gap position, started evaluating liquidity and funding needs daily and moved more of the asset liability management responsibility to management. Management is currently evaluating new asset-liability management models and systems that will provide expanded reporting and will facilitate budgeting and forecasting - two areas that we believe are not sufficiently incorporated into our current system.

As part of the interest rate risk sensitivity analysis, we examine the extent to which our assets and liabilities are interest rate sensitive and monitor the interest rate sensitivity gap. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or re-price within a defined time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If re-pricing of assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

We currently have a positive gap over the short term, which suggests that the net yield on interest earning assets may increase during periods of rising interest rates. However, a simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rate, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

The table below presents our interest rate sensitivity at December 31, 2003. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

Interest Sensitivity Analysis

	December 31, 2003
	Maturing or Repricing
	Within 3 Months	4 – 12 Months	1 – 5 Years	Over 5 Years	Total
Interest Earning Assets:
Investment securities	$48,806	$—	$317,760	$—	$366,566
Loans	3,033,215	3,157,048	8,822,978	703,521	15,716,762
Loans held for sale	1,229,041	—	—	—	1,229,041
Federal Home Loan Bank deposit	614,537	—	—	—	614,537
Federal funds sold	7,571,940	—	—	—	7,571,940

Total interest earning assets	12,497,539	3,157,048	9,140,738	703,521	25,498,846

Interest Bearing Liabilities:
Interest-bearing transaction deposits	—	379,894	533,108	—	913,002
Savings accounts	4,205,900	—	1,805,713	—	6,011,613
Time deposits	1,671,182	1,778,569	13,294,613	—	16,744,364

Total interest-bearing deposits	5,877,082	2,158,463	15,633,434	—	23,668,979

Total interest-bearing liabilities	5,877,082	2,158,463	15,663,434	—	23,668,979

Period Gap	$6,620,457	$998,585	$(6,492,696)	$703,521	$1,829,867

Cumulative Gap	$6,620,457	$7,619,042	$1,126,346	$1,829,867

Cumulative Gap / Total Assets	24.46%	28.15%	4.16%	6.76%

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. We monitor our federal funds sold position on a daily basis in that this is our primary source of liquidity. We can also sell or pledge investment securities to create additional liquidity, albeit our total investment portfolio at December 31, 2003 was only $366,566. From time to time we sell or participate out loans to create additional liquidity as required. Additional liquidity is also available from our loans held for sale, which amounted to $1,229,041 at December 31, 2003. We have no other sources of liquidity, such as lines of credit or correspondent relationships with other financial institutions.

Our immediate sources of liquidity are cash and due from banks and short term investments. As of December 31, 2003 we had $552,269 in cash and due from banks, and $8,186,477 in federal funds sold and deposits at the Federal Home Loan Bank.

We have sufficient liquidity to meet our loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. However, as discussed above, we may not be able to retain our brokered certificates of deposit as they mature. We are not aware of any demands, trends, commitments, or events that would result in our inability to meet anticipated or unexpected liquidity needs. Although we do not have a line of credit and may not be able to retain our brokered certificates of deposit, because of our large relative amount of federal funds sold, we believe that we can adequately satisfy all of our commitments.

We believe that the capital raised from the offerings in the first quarter of 2004, in addition to being a source of liquidity, will afford us more flexibility to leverage the bank through growth of deposits thereby providing liquidity to fund loan commitments.

Capital

Our stockholders’ equity amounted to $1,532,637 at December 31, 2003.

The following table shows our regulatory capital ratios and the minimum capital ratios currently required by our banking regulator to be “well capitalized” and “adequately capitalized.” Due to our continued losses, we ceased to be “well capitalized” during the fourth quarter of 2003 (and are now considered “adequately capitalized”). For a discussion of these capital requirements, see “Supervision and Regulation - Capital Adequacy Guidelines” and “- Prompt Corrective Action.” However, the capital raised in the first quarter of 2004 will raise our capital ratios back to “well capitalized.”

Risk Based Capital Analysis

	December 31,
(dollars in thousands)	2003	2002
Tier 1 Capital:
Common stock	$8	$6
Capital surplus	6,006	5,412
Retained earnings	(4,499)	(3,380)
Less: disallowed assets	(30)	(33)

Total Tier 1 Capital	1,485	2,005

Tier 2 Capital:
Allowance for loan and lease losses	222	202

Total Risk Based Capital	1,707	2,207

Risk weighted assets	$17,774	$16,073

			Regulatory Minimum to be
			Well Capitalized	Adequately Capitalized
Capital Ratios:
Total risk based capital ratio	9.61%	13.73%	10.00%	8.00%
Tier 1 risk based capital ratio	8.36%	12.47%	6.00%	4.00%
Leverage ratio	5.40%	8.81%	5.00%	4.00%

Return on Average Assets and Average Equity

The ratio of net income to average equity and average assets and certain other ratios are as follows:

	December 31,
	2003	2002
Average total assets	$27,458,492	$21,874,094

Average equity	$2,029,665	$2,382,535

Net loss	$(1,118,761)	$(1,000,221)

Cash dividends declared	—	—

Return on average assets	(4.07)%	(4.57)%

Return on average equity	(55.12)%	(41.98)%

Average stockholders’ equity to average total assets	7.39%	10.89%

Off-Balance Sheet Arrangements

AmericasBank is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments primarily may include loan commitments, lines of credit, including home-equity lines and commercial lines, and letters of credit. AmericasBank uses these financial instruments to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any accounting losses which would have a material effect on AmericasBank.

Outstanding loan commitments and lines and letters of credit at December 31, 2003 are as follows:

Loan commitments	$836,926
Unused lines of credit	$789,817
Letters of credit	$148,955

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. AmericasBank generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments. The collateral is based on management’s credit evaluation of the counter party. Loan commitments generally have interest rates at current market amounts, fixed expiration dates or other termination clauses and may require payment of a fee. Unused lines of credit represent the amount of credit available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. The Company is not aware of any loss it would incur by funding its commitments or lines of credit.

Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. AmericasBank’s exposure to credit loss in the event of nonperformance by the customer is the contract amount of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

In general, loan commitments, credit lines and letters of credit are made on the same terms, including with respect to collateral, as outstanding loans. Each customer’s credit-worthiness and the collateral required is evaluated on a case-by-case basis.

Application of Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industry in which we operate. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

The most significant accounting policies followed by AmericasBank are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan and lease losses represents management’s best estimate of losses known and inherent in the loan and lease portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, industry standards, economic conditions (particularly as such conditions relate to AmericasBank’s market area), regulatory guidance, the financial condition of the borrower, historical payment performance and the collateral securing the loans and leases. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant estimates, assumptions and judgment. The loan and lease portfolio also represents the largest asset type on the balance sheets.

We have developed a methodology for evaluating the adequacy of the allowance for loan and lease losses that distinguishes between credits evaluated as a group by either loan or risk rating category and those evaluated individually. We have predetermined allowance percentages based on credit types and for each risk rating category.

All loans and leases are assigned a risk rating when they are made. This risk rating is reassessed by management periodically using the various evaluation factors mentioned above. Loans and leases that exhibit an acceptable level of risk per our internal risk grading system are grouped by category and assigned a standard reserve percentage when assessing the adequacy of the allowance for loan and lease losses. Loans and leases that are adversely risk-rated, or exhibit characteristics that suggest we have a heightened risk of collection, are evaluated separately from non-adversely risk rated credits. Each adversely risk rated credit is assigned a standard reserve based on its risk rating or a special reserve based on an assessment of the specific risk factors related to that credit, which may be greater or lesser than the standard reserve for that risk rating.

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for loan and lease losses, including in connection with the valuation of collateral and the financial condition of the borrower, and in establishing allowance percentages and risk ratings. The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans.

Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan and lease losses, see the “Provision for Loan and Lease Losses and Analysis of Allowance for Loan and Lease Losses” section of this financial review.

Recent Accounting Pronouncements

Accounting pronouncements that have been approved by the Financial Accounting Standards Board that have not become effective as of December 31, 2003 follow. These pronouncements will not have any impact on the financial statements of AmericasBank Corp. at this time except for Statement No. 148, which requires additional disclosure of the option plans of AmericasBank Corp.

FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation plans. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The effective dates of parts of the Statement are for years ending after December 15, 2002 and parts for years beginning after December 15, 2002.

FASB No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45 and (iv) amends certain other existing pronouncements. Those changes will result in more consistent reporting on contracts as either derivatives or hybrid investments. The Statement is effective for contracts and hedging relationships entered into or modified after September 30, 2003.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003. FASB issued a Staff Position (No. FAS 150-3), which deferred the implementation of portions of the Statement indefinitely, pending further FASB action.

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires recognition of liabilities at their fair value for guarantees entered into or modified after December 31, 2002.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, explains identification of variable interest entities and the assessment of whether to consolidate those entities. The Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The provisions of the Interpretation are effective for those interests in a variable interest entity created after January 31, 2003. The provisions are effective for the end of the first interim or annual period ending after December 15, 2003, for interests in variable interest entities created before February 1, 2003.

Impact of Inflation and Changing Prices and Seasonality

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, and may frequently reflect government policy initiatives or economic factors not measured by price index. As discussed above, AmericasBank strives to manage its interest sensitive assets and liabilities in order to offset the effects of rate changes and inflation.

Item 7. Financial Statements

The following consolidated financial statements are filed with this report:

AmericasBank Corp. and Subsidiary

Consolidated Financial Statements

December 31, 2003

AmericasBank Corp. and Subsidiary

Report of Independent Auditors

The Board of Directors and Stockholders

AmericasBank Corp. and Subsidiary

Towson, Maryland

We have audited the accompanying consolidated balance sheets of AmericasBank Corp. and Subsidiary as of December 31, 2003 and 2002, and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmericasBank Corp. and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rowles & Company, LLP

Baltimore, Maryland

February 19, 2004, except as to Note 14, which is as of March 12, 2004

AmericasBank Corp. and Subsidiary

Consolidated Balance Sheets

December 31,	2003	2002
Assets
Cash and due from banks	$552,269	$700,618
Federal funds sold and Federal Home Loan Bank deposit	8,186,477	3,157,874
Securities available for sale	366,566	592,213
Loans held for sale	1,229,041	3,754,987
Loans and leases, less allowance of $275,077 and $252,769	15,424,848	13,159,755
Foreclosed real estate	42,166	—
Premises and equipment	868,722	712,678
Federal Home Loan Bank and Federal Reserve Bank stock at cost	158,850	189,250
Accrued interest receivable	70,745	70,173
Other assets	165,343	66,896

	$27,065,027	$22,404,444

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$1,739,859	$1,555,678
Interest-bearing	23,668,979	18,723,990

Total deposits	25,408,838	20,279,668
Other liabilities	123,552	66,435

	25,532,390	20,346,103

Stockholders’ equity
Common stock, par value $.01 per share; 5,000,000 shares authorized, issued and outstanding 791,060 and 591,000 shares	7,911	5,910
Additional paid-in capital	6,005,696	5,411,548
Retained earnings (deficit)	(4,498,676)	(3,379,915)
Accumulated other comprehensive income	17,706	20,798

	1,532,637	2,058,341

	$27,065,027	$22,404,444

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Income

Years Ended December 31,	2003	2002
Interest revenue
Loans and leases, including fees	$1,240,252	$944,316
Federal funds sold and Federal Home Loan Bank deposit	80,363	39,218
Preferred trust securities	30,000	32,775
Mortgage-backed securities	3,479	37,321
Mutual funds	—	84,889
U. S. government agency securities	—	3,905
Other	9,079	22,691

Total interest revenue	1,363,173	1,165,115

Interest expense
Deposits	750,535	670,445

Net interest income	612,638	494,670
Provision for loan and lease losses	75,000	78,000

Net interest income after provision for loan and lease losses	537,638	416,670

Noninterest revenue
Service charges on deposit accounts	43,060	78,802
Mortgage division fees	14,156	154,858
Gain on sale of loans held for sale	500,811	37,219
Loss on sale of investments	—	(61,088)
Other fees and commissions	—	36,735

Total noninterest revenue	558,027	246,526

Noninterest expenses
Salaries	1,099,498	665,035
Employee benefits	155,540	100,932
Occupancy	130,756	139,483
Furniture and equipment	79,928	96,053
Other operating	748,704	661,914

Total noninterest expenses	2,214,426	1,663,417

Loss before income taxes	(1,118,761)	(1,000,221)
Income taxes	—	—

Net loss	$(1,118,761)	$(1,000,221)

Loss per common share - basic and diluted	$(1.84)	$(1.81)

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

	Common stock		Surplus	Retained earnings (deficit)	Accumulated other comprehensive income	Comprehensive income
	Shares	Par value
Balance, December 31, 2001	496,000	$4,960	$4,958,040	$(2,379,694)	$18,833

Net loss	—	—	—	(1,000,221)	—	$(1,000,221)
Unrealized gain (loss) on investment securities available for sale, net	—	—	—	—	1,965	1,965

Comprehensive income						$(998,256)

Stock issued, net	95,000	950	453,508	—	—

Balance, December 31, 2002	591,000	5,910	5,411,548	(3,379,915)	20,798

Net loss	—	—	—	(1,118,761)	—	$(1,118,761)
Unrealized gain (loss) on investment securities available for sale, net	—	—	—	—	(3,092)	(3,092)

Comprehensive income						$(1,121,853)

Stock issued, net	200,060	2,001	594,148	—	—

Balance, December 31, 2003	791,060	$7,911	$6,005,696	$(4,498,676)	$17,706

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31,	2003	2002
Cash flows from operating activities
Interest received	$1,361,648	$1,252,361
Fees and commissions received	576,383	312,254
Interest paid	(747,113)	(670,970)
Proceeds from sales of loans held for sale	29,469,637	1,314,979
Originations of loans held for sale	(26,943,691)	(5,069,966)
Cash paid to suppliers and employees	(2,101,699)	(1,545,923)

	1,615,165	(4,407,265)

Cash flows from investing activities
Purchase of investment securities available for sale	—	(62,086)
Purchase of investment securities held to maturity	—	(1,030,114)
Proceeds from maturity and call of investment securities
Held to maturity	—	169,652
Available for sale	220,528	741,495
Proceeds from sale of investment securities available for sale	—	3,457,524
Redemption of Federal Home Loan Bank stock	30,400	—
Redemption of Federal Reserve Bank stock	—	22,850
Loans and leases made, net of principal collected	(2,379,279)	(1,085,863)
Purchase of premises and equipment	(331,879)	(101,258)

	(2,460,230)	2,112,200

Cash flows from financing activities
Net increase (decrease) in time deposits	6,170,087	1,852,531
Net increase (decrease) in other deposits	(1,040,917)	(1,205,097)
Proceeds from issuance of common stock	596,149	454,458

	5,725,319	1,101,892

Net increase (decrease) in cash and cash equivalents	4,880,254	(1,193,173)

Cash and cash equivalents at beginning of year	3,858,492	5,051,665

Cash and cash equivalents at end of year	$8,738,746	$3,858,492

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31,	2003	2002
Reconciliation of net loss to net cash provided by operating activities
Net loss	$(1,118,761)	$(1,000,221)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	114,709	93,172
Loss on disposal of premises and equipment	18,356	4,640
Provision for loan and lease losses	75,000	78,000
Loss on sale of securities	—	61,088
Amortization of security premiums	2,027	9,431
Amortization of loan and deposit premiums	3,334	40,699
Increase (decrease) in
Deferred loan fees and costs, net	(6,314)	12,660
Accrued interest payable	3,422	(525)
Other liabilities	53,695	11,904
Decrease (increase) in
Loans held for sale	2,525,946	(3,754,987)
Accrued interest receivable	(572)	24,456
Other assets	(55,677)	12,418

	$1,615,165	$(4,407,265)

Noncash investing activity
Transfer of loans to foreclosed real estate	$42,166	$—

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

The accounting and reporting policies reflected in the financial statements conform to generally accepted accounting principles and to general practices within the banking industry. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of commitments and contingent liabilities at the date of the financial statements and revenues and expenses during the year. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of AmericasBank Corp. (the Company) and its subsidiary AmericasBank (the Bank). Intercompany balances and transactions have been eliminated.

Business

The Bank provides credit and deposit services to individuals and businesses located in Baltimore County, Baltimore City and surrounding areas of central Maryland.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform with the current year presentation.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment securities

As securities are purchased, management determines if the securities should be classified as held to maturity or available for sale. Securities which management has the intent and ability to hold to maturity are recorded at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity. Securities held to meet liquidity needs or which may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders’ equity on an after-tax basis. Premiums are amortized and discounts are accreted using the interest method.

Gains and losses on disposal are determined using the specific-identification method.

Federal Reserve Bank and Federal Home Loan Bank Stock

Federal Reserve Bank and Federal Home Loan Bank stock are carried at cost, which approximates fair value.

Loans held for sale

Loans held for sale are carried at the lower of aggregate cost or market value. Market value is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements. Gains and losses on loan sales are determined using the specific-identification method.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Loans and leases

Loans and leases are stated at face value, plus deferred origination costs, less deferred origination fees and the allowance for loan and lease losses.

Interest on loans is accrued based on the principal amounts outstanding. Origination fees and costs are amortized to income over the terms of the loans using an approximate interest method. The accrual of interest is discontinued when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full.

Loans are considered impaired when, based on current information, management considers it unlikely that the collection of principal and interest payments will be made according to contractual terms. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued. If collection of principal is evaluated as doubtful, all payments are applied to principal.

The allowance for loan and lease losses represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. Management performs an ongoing review of its portfolio, maintaining a watch list of problem loans. These problem loans are graded and assigned risk-based factors for potential loan losses. The remaining loans are assigned risk-based factors, based on loan type, without a detailed review of the individual credits. Actual loan performance may differ from management’s estimates.

Foreclosed real estate

Real estate acquired through foreclosure is recorded at the lower of cost or fair market value on the date acquired. In general, cost equals the Bank’s investment in the property at the time of foreclosure. Losses incurred at the time of acquisition of the property are charged to the allowance for loan and lease losses. Subsequent reductions in the estimated value of the property are included in other operating expenses.

Premises and equipment

Premises and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method.

Intangible assets

Computer software is recorded at cost and amortized over three to five years using the straight-line method.

Loan premiums are amortized over fifteen years.

Advertising costs

The Bank expenses advertising costs as they are incurred.

Income taxes

The provision for income taxes includes taxes payable for the current year and deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Comprehensive income

Comprehensive income includes net income and the unrealized gain or loss net of related income taxes on investment securities available for sale.

Loss per share

Loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. There were 607,443 and 551,699 weighted average common shares outstanding during 2003 and 2002.

Diluted earnings per share is determined by adjusting average shares of common stock outstanding by the potentially dilutive effects of stock options and warrants outstanding. The dilutive effects of stock options are computed using the treasury stock method. In loss periods, the potentially dilutive effect of stock options and warrants are excluded since the effect would be anti-dilutive.

2.	Cash and Equivalents

The Bank normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit were $718,900 for 2003 and $435,810 for 2002. The Bank also sells federal funds on an unsecured basis to the same banks. Average balances sold were $6,773,988 for 2003 and $2,237,973 for 2002.

Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

3.	Investment Securities

Investment securities are summarized as follows:

December 31, 2003	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale
Preferred trust	$300,000	$17,760	$—	$317,760
Mortgage-backed	18,860	—	54	18,806
Equity	30,000	—	—	30,000

	$348,860	$17,760	$54	$366,566

December 31, 2002
Available for sale
Preferred trust	$300,000	$17,760	$—	$317,760
Mortgage-backed	241,415	3,038	—	244,453
Equity	30,000	—	—	30,000

	$571,415	$20,798	$—	$592,213

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

3.	Investment Securities (Continued)

Contractual maturities at December 31, 2003 and 2002 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
December 31, 2003	Amortized cost	Fair value	Amortized cost	Fair value
Maturing
Over one to five years	$300,000	$317,760	$—	$—
Mortgage-backed, due in monthly installments	18,860	18,806	—	—
Equity security	30,000	30,000	—	—

	$348,860	$366,566	$—	$—

December 31, 2002
Maturing
Over one to five years	$300,000	$317,760	$—	$—
Mortgage-backed, due in monthly installments	241,415	244,453	—	—
Equity security	30,000	30,000	—	—

	$571,415	$592,213	$—	$—

During the year ended December 31, 2002, the Bank realized a $3,086 gain and $64,174 loss on the sales of securities available for sale. Proceeds from the sales were $3,457,524. No investment securities were sold prior to maturity in 2003.

There were no pledged investment securities at December 31, 2003 or 2002.

During the year ended December 31, 2002, investment securities with a book value of $1,223,671 were transferred from the held to maturity classification to the available for sale classification to provide additional liquidity.

As of December 31, 2003, the Company had one security with an unrealized loss for less than twelve months. There were no securities with unrealized losses for more than twelve months.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

4.	Loans

Major classifications of loans are as follows:

	2003	2002
Residential real estate	$3,213,352	$6,690,325
Construction and land development	735,246	1,229,505
Commercial, including real estate	5,669,224	4,063,739
Commercial finance leases	4,893,607	—
Home equity	922,186	970,028
Installment	283,147	482,078

	15,716,762	13,435,675
Deferred origination fees	16,837	23,151
Allowance for loan and lease losses	275,077	252,769

	$15,424,848	$13,159,755

Transactions in the allowance for loan and lease losses were as follows:

Balance, beginning of year	$252,769	$261,214
Provision charged to operations	75,000	78,000
Recoveries	1,348	3,968

	329,117	343,182
Loans charged off	54,040	90,413

Balance, end of year	$275,077	$252,769

As of December 31, 2003, loans totaling $35,000 were on nonaccrual status. The unrecorded interest on the loans was $1,925. As of December 31, 2002, loans totaling $44,540 were on nonaccrual status. The unrecorded interest on the loans was $4,538. As of December 31, 2003 and 2002, management had not classified any loans as impaired other than the nonaccrual loans.

The Bank makes loans and leases to customers located primarily in Baltimore County, Baltimore City, and surrounding areas of central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

5.	Credit Commitments

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	2003	2002
Loan commitments
Construction and land development	$836,926	$1,136,580
Commercial mortgage	—	620,000

	$836,926	$1,756,580

Unused lines of credit
Commercial mortgage	$—	$44,234
Commercial	536,407	17,382
Home-equity lines	253,410	388,923

	$789,817	$450,539

Letters of Credit	$148,955	$11,055

Loan commitments and lines of credit are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments generally have variable interest rates, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

The Bank’s maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. Management is not aware of any accounting loss to be incurred by funding these loan commitments.

6.	Related Party Transactions

The officers and directors of the Bank enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. At December 31, 2003 and 2002, the total amounts of loans outstanding to officers and directors, including loans to their related interests, were $1,127,242 and $1,069,073, respectively. Activity in the loans during 2003 and 2002 was as follows:

	2003	2002
Balance, beginning of year	$1,069,073	$997,899
New loans	200,000	1,128,614
Payments	(141,831)	(736,697)
Changes in officers and directors	—	(320,743)

Balance, end of year	$1,127,242	$1,069,073

As of December 31, 2003, deposits from officers and directors, including their related interests, were $988,987.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

7.	Premises and Equipment

A summary of premises and equipment and the related depreciation follows:

	Useful lives	2003	2002
Land		$143,000	$143,000
Building and improvements	40 years	625,503	589,574
Furniture and equipment	3 - 7 years	410,257	278,575
Leasehold improvements	10 years	42,521	41,671

		1,221,281	1,052,820
Accumulated depreciation		352,559	340,142

Net premises and equipment		$868,722	$712,678

Depreciation expense		$97,814	$88,775

Included in other assets at December 31, 2003 and 2002, is computer software carried at an amortized cost of $54,555 and $11,785, respectively. Software amortization expense was $16,895 and $4,397 in 2003 and 2002, respectively.

8.	Deposits

Major classifications of interest-bearing deposits are as follows:

	2003	2002
NOW accounts	$178,889	$628,253
Advances from borrowers for insurance and taxes	25,675	35,341
Money market	708,438	615,421
Savings	6,011,613	6,870,698
Certificates of deposit, $100,000 or more	2,744,247	2,782,407
Other time deposits	14,000,117	7,791,870

	$23,668,979	$18,723,990

At December 31, 2003, certificates of deposit mature as follows:

Maturing in one year or less	$3,349,751
Maturing over one through two years	5,663,486
Maturing over two through three years	1,376,603
Maturing over three through four years	1,806,632
Maturing over four through five years	4,547,892

	$16,744,364

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

9.	Lease

The Bank occupies its Highlandtown location under the terms of a lease dated June 6, 2000. The lease commenced on December 17, 2000. The lease has an original term of five years with two options to renew for five years each. The lease calls for the following minimum payments:

Year	Amount
2004	$16,803
2005	17,517

$34,320

Rent expense, net of sublease income, was $30,570 and $43,216 for 2003 and 2002, respectively.

10.	Other Operating Expenses

A summary of other operating expenses follows:

	2003	2002
Professional services	$243,291	$160,949
Data processing services	101,790	54,886
Advertising and promotion	51,789	87,824
Telephone	49,717	41,704
FDIC and regulatory assessment	43,322	35,394
Correspondent bank charges	42,898	50,176
Postage and courier	39,540	43,584
ATM and credit card processing	37,098	33,204
Liability insurance	32,659	26,284
Amortization of intangible assets	27,847	40,699
Stationery, printing, and supplies	27,273	18,639
Loan expenses	5,016	29,747
Other	46,464	38,824

	$748,704	$661,914

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

11.	Income Taxes

The Company has not incurred any income tax liability since its inception.

The statutory federal income tax rate was 34% for 2003 and 2002. The Company’s effective tax rate for 2003 and 2002, was zero due to the net operating losses. The provision (benefit) for income taxes is reconciled as follows:

	2003	2002
Loss before income taxes	$(1,118,761)	$(1,000,221)

Tax provision at statutory rate	$(380,379)	$(340,075)
Increase (decrease) resulting from
State income taxes, less federal benefit	(51,684)	(46,208)
Net operating loss carryover	432,063	386,283

Provision for income taxes	$—	$—

The components of the net deferred taxes at December 31, 2003 and 2002 are as follows:

Deferred tax assets
Allowance for loan losses	$76,850	$78,058
Intangible assets	35,428	40,676
Net operating loss carryforward	1,519,892	985,413
Accumulated depreciation	17,809	9,874

Net deferred tax before valuation allowance	1,649,979	1,114,021
Valuation allowance	1,649,979	1,114,021

Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized within one year.

At December 31, 2003 and 2002, the Company has net operating loss carryforwards of approximately $3,933,331 and $2,805,317 available to offset future taxable income. The current carryforwards will expire beginning in 2017.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

12.	Stockholders’ Equity

Stock options

In prior years, the Company granted stock options in accordance with an incentive stock option plan. When the stock options are vested, they may be exercised. The option price is equal to the estimated fair market value of the common stock at the date of grant. The options expire ten years after the date of grant if not exercised.

At December 31, 2003 and 2002, options were outstanding for 24,180 and 24,580 shares, respectively, at a weighted average price of $10.12 and $10.13 per share, respectively. No options were granted, exercised, or expired during this period.

On September 2, 1998, the Company issued to the holders of record of its common stock on September 1, 1998, a dividend of one common stock purchase warrant for each share of common stock then held by the stockholders (the A Warrants). Each A Warrant entitles the holder to purchase one share of common stock at an exercise price of $10 per share, subject to adjustment for certain events, beginning any time after April 1, 2000, until the A Warrants expire on September 1, 2008. As of December 31, 2003 there were 300,000 A Warrants outstanding.

In connection with a unit offering on October 9, 1998, the Company issued warrants (B Warrants) to purchase an aggregate of 196,000 shares of the Company’s common stock. Each B Warrant entitles the holder to purchase one share of common stock at an exercise price of $13 per share, subject to adjustment for certain events, beginning any time after April 8, 2000, until the B Warrants expire on September 1, 2008. As of December 31, 2003, there were 196,000 B Warrants outstanding.

In connection with a private placement offering on May 31, 2002, the Company issued 95,000 warrants (the C Warrants) to purchase an aggregate of 475,000 shares of the Company’s stock. Each C Warrant entitles the holder to purchase five shares of common stock at an exercise price of $5 per share, subject to adjustment for certain events, beginning any time after March 1, 2003, until the C Warrants expire on September 1, 2008. As of December 31, 2003, there were 475,000 C Warrants outstanding.

In connection with a private placement offering on March 28, 2003, the Company issued 200,060 shares of Series A Preferred Stock and stock warrants (the E Warrants) to purchase an aggregate of 200,060 shares of the Company’s stock. Each E Warrant entitles the holder to purchase one share of common stock at an exercise price of $3.20 per share, subject to adjustment for certain events, beginning any time after March 1, 2003, until the E Warrants expire on September 1, 2008. On December 2, 2003, the Series A Preferred Stock was exchanged for 200,060 shares of the Company’s common stock on a one-for-one basis. As of December 31, 2003 there were 200,060 E Warrants outstanding.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

13.	Parent Company Financial Information

The balance sheets as of December 31, 2003 and 2002, and statements of income for the years then ended, for AmericasBank Corp. (Parent only) are presented below:

Balance Sheets

December 31,	2003	2002
Assets
Cash	$1,325	$5,163
Investment in subsidiary	1,531,312	2,053,178
Other assets	36,264	11,500

	$1,568,901	$2,069,841

Liabilities and Stockholders’ Equity
Due to subsidiary	$36,264	$11,500

Stockholders’ equity
Common stock	7,911	5,910
Additional paid-in capital	6,005,696	5,411,548
Retained earnings (deficit)	(4,498,676)	(3,379,915)
Accumulated other comprehensive income	17,706	20,798

	1,532,637	2,058,341

	$1,568,901	$2,069,841

Statements of Income

Years Ended December 31,	2003	2002
Revenue	$—	$—
Expenses	(3,838)	(63)

Income (loss) before undistributed net loss of subsidiary	(3,838)	(63)
Equity in undistributed net loss of subsidiary	(1,114,923)	(1,000,158)

Net loss	$(1,118,761)	$(1,000,221)

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

14.	Capital Standards

The Federal Reserve Board and The Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements for the Bank are as follows:

(in thousands)	Actual		Minimum capital adequacy		To be well capitalized
December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$1,707	9.6%	$1,422	8.0%	$1,777	10.0%
Tier 1 capital (to risk-weighted assets)	1,484	8.4%	711	4.0%	1,066	6.0%
Tier 1 capital (to average assets)	1,484	5.4%	1,100	4.0%	1,375	5.0%

December 31, 2002
Total capital (to risk-weighted assets)	$2,202	13.7%	$1,286	8.0%	$1,607	10.0%
Tier 1 capital (to risk-weighted assets)	2,000	12.4%	643	4.0%	964	6.0%
Tier 1 capital (to average assets)	2,000	8.8%	908	4.0%	1,135	5.0%

Tier 1 capital consists of common stock, surplus, and retained earnings. Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.

Failure to meet the capital requirements could affect the Bank’s ability to pay dividends and accept deposits and may significantly affect the operations of the Bank.

On August 3, 2001, the Company and Bank entered into a Written Agreement with the Federal Reserve Board and the Maryland Division of Financial Regulation. The Agreement requires improvements to the operations of the Company including, but not limited to, maintaining adequate capital, improving management oversight, monitoring loans acquired from third parties, improving internal controls, monitoring sensitivity to market risk, and improving analysis of the adequacy of the allowance for loan losses. The Company is prohibited from paying cash dividends or incurring additional debt without prior approval from the regulators. The Company is required to submit regular written reports stating the progress in complying with the Agreement.

As of December 31, 2003, the Bank was considered adequately capitalized. The ratio of total capital to risk weighted assets had fallen below 10%, causing the Bank to no longer be classified as well capitalized.

As of March 11, 2004, the Company had sold 2,875,000 shares of its common stock for $2.00 per share. The number of shares sold includes 237,409 shares sold to existing shareholders in a rights offering and 2,637,591 shares sold in a public offering. Net proceeds from the offerings were approximately $5,100,000. The Company will use the proceeds from the offerings to infuse capital to the Bank, which will increase all of the Bank’s capital levels to the well capitalized classification.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

15.	Fair Value of Financial Instruments

Fair value estimates, methods, and assumptions are summarized below for the Company’s financial instruments as of December 31, 2003 and 2002.

The carrying value and estimated fair value of financial instruments is summarized as follows:

	2003		2002
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Cash and cash equivalents	$8,738,746	$8,738,746	$3,858,492	$3,858,492
Investment securities	366,566	366,566	592,213	592,213
Loans held for sale	1,229,041	1,249,120	3,754,987	3,861,126
Loans	15,424,848	15,482,743	13,159,755	13,161,024
Liabilities
Deposits	$25,408,838	$25,875,302	$20,279,668	$20,705,124

Cash and cash equivalents

The carrying amount for cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Investment securities

The fair value of investment securities is based on bid prices received from an external pricing service.

Loans held for sale

The fair value of loans held for sale is based on commitments to sell loans classified as held for sale to a correspondent lender.

Loans

The fair value of loans was calculated by discounting the anticipated cash flows based on contractual maturity, weighted-average coupon, and discount rate.

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing deposits, interest-bearing now accounts, money market, and passbook and statement savings, is deemed to be equal to the carrying amounts. The fair value of certificates of deposit is based on the discounted value on contractual cash flows. The discount rate for certificates of deposit was estimated using the rate currently offered for deposits of similar remaining maturities.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no occurrence requiring a response to this Item.

Item 8A. Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, AmericasBank Corp.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of AmericasBank Corp.’s disclosure controls and procedures. Based upon that evaluation, AmericasBank Corp.’s Chief Executive Officer and Chief Financial Officer concluded that AmericasBank Corp.’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by AmericasBank Corp. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in AmericasBank Corp.’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, AmericasBank Corp.’s internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

AmericasBank Corp.’s directors and executive officers and AmericasBank’s directors and executive officers are as follows:

Name	Age(1)	Position	Director Since
Mark H. Anders	49	President, Chief Executive Officer and Director of AmericasBank and Director of AmericasBank Corp.	2003
Nicholas J. Belitsos, M.D.	53	Secretary and Director of AmericasBank and AmericasBank Corp.	1998
J. Clarence Jameson, III	72	Director of AmericasBank and AmericasBank Corp.	2001(2)
Kemp Jayadeva	53	Director of AmericasBank and AmericasBank Corp.	1996
Norman H. Katz	77	Director of AmericasBank and AmericasBank Corp.	1996
Shawki N. Malek, M.D.	59	Assistant Treasurer and Director of AmericasBank and AmericasBank Corp.	1998
Mark D. Noar, M.D.	50	Vice Chairman and Director of AmericasBank and AmericasBank Corp.	1998
Larry D. Ohler	64	Treasurer and Director of AmericasBank and AmericasBank Corp.	1996
Kenneth D. Pezzulla	74	Director of AmericasBank and AmericasBank Corp.	1996
Neena Rao, M.D.	51	Director of AmericasBank Corp.	1999
A. Gary Rever	51	Chief Financial Officer, Executive Vice President, Assistant Secretary, and Director of AmericasBank and Director of AmericasBank Corp.	2003
Ramon F. Roig, Jr., M.D.	69	Director of AmericasBank and AmericasBank Corp.	1998
Lee W. Warner	48	Chairman and Director of AmericasBank; Chairman and Director of AmericasBank Corp.	1998

(1)	As of December 31, 2003.
(2)	Mr. Jameson also served as a director from 1996 to 1999.

Messrs. Belitsos, Roig and Warner’s terms as directors of AmericasBank Corp. expire at the 2006 annual meeting of stockholders of AmericasBank Corp.

Messrs. Anders, Jameson, Noar and Rever’s terms as directors of AmericasBank Corp. expire at the 2005 annual meeting of stockholders of AmericasBank Corp. However, because Messrs. Anders and Rever were appointed as directors to fill vacancies during 2003, they will stand for election for the remainder of their term at our 2004 annual meeting.

Messrs. Jayadeva, Katz, Malek, Ohler, Pezzulla and Dr. Rao’s terms as directors of AmericasBank Corp. expire at the 2004 annual meeting of stockholders of AmericasBank Corp.

MARK H. ANDERS is the president and chief executive officer of AmericasBank Corp. and AmericasBank. He has served in that capacity for AmericasBank since July 18, 2003 and for AmericasBank Corp. since November 13, 2003. From May 31, 2003 to his employment as President, Mr. Anders served as a consultant to AmericasBank. Prior to joining AmericasBank, from October 1999 to August 2002, Mr. Anders was the president and chief executive officer of BankAnnapolis, a Maryland state chartered commercial bank and president of its holding company, Annapolis Bancorp, Inc. From October 1995 until January 1999, Mr. Anders served as the president and chief executive officer of Sterling Bancorp and its subsidiary bank, Sterling Bank & Trust Co., a commercial bank located in Baltimore, Maryland. From September 1991 to September 1995, Mr. Anders was a senior executive at Towson, Maryland based Bank of Maryland.

NICHOLAS J. BELITSOS, M.D. currently practices internal medicine and gastroenterology in Baltimore, Maryland and is president of Nicholas J. Belitsos, M.D., P.A. He has served in that capacity for the past 15 years.

J. CLARENCE JAMESON, III currently is the president and a principal of Jameson and Associates, P.A., a public accounting firm, and has served in that capacity for over 18 years. From June 1996 to January 1, 2000, Mr. Jameson was president and chairman of the Board of AmericasBank Corp., and from December 1997 to January 1, 2000, Mr. Jameson was vice president and chairman of the board of directors of AmericasBank. From February 1994 to June 1995, Mr. Jameson was chairman of the board of directors of Maryland Bank Corp., the savings and loan holding company of MarylandsBank, FSB. Mr. Jameson also was a director of MarylandsBank, FSB from February 1994 to June 1995. Mr. Jameson also was an organizer of the Bank of Maryland and its holding company, Bank Maryland Corp., and he served as chairman of the board of directors of both entities from 1985 to 1990.

KEMP JAYADEVA currently is the president and sole stockholder of Allied Physician Services, Inc., a computer services firm, and has served in that capacity for over 15 years.

NORMAN H. KATZ is an attorney in solo practice in the Baltimore metropolitan area and has been a sole practitioner for over 20 years. Mr. Katz was the assistant director of the Division of Parole and Probation for the State of Maryland from 1955 to 1978.

SHAWKI N. MALEK, M.D. is in private practice specializing in adult and pediatric gastroenterology with offices in Towson, Maryland and has served in that capacity since 1982.

MARK D. NOAR, M.D. currently is a gastroenterologist in Baltimore, Maryland and is a principal of Endoscopic Microsurgery Associates, P.A., which is a medical practice in Baltimore, Maryland. He has served in that capacity for over 12 years. Dr. Noar also is the medical director and the chief executive officer of The Endoscopy Center, Inc., which operates an ambulatory surgery center. He has served in that capacity for over ten years.

LARRY D. OHLER was the chief financial officer of PATS, Inc., an aircraft equipment manufacturer from June 1985 until February 1999. Mr. Ohler is a certified public accountant and has been a consultant for the Harvey O. Patrick Fund since February 1999.

KENNETH D. PEZZULLA became chairman of AmericasBank Corp. and AmericasBank on January 1, 2000 and served in that capacity until May 2001. From June 1996 to February 2000, Mr. Pezzulla was the secretary of AmericasBank Corp., and from December 1997 to February 2000, Mr. Pezzulla was the secretary of AmericasBank. Mr. Pezzulla currently is a member of Pezzulla and Pezzulla, LLC, a Towson law firm, and has served in that capacity since 1995. Mr. Pezzulla had a solo legal practice from 1957 to 1995. Mr. Pezzulla was a director of Rushmore Trust & Savings, FSB, from 1989 to October 1997, and was a director of its predecessor, LaCarona Building and Loan Association, from 1963 to 1989. Mr. Pezzulla was president of LaCarona Building and Loan Association from 1985 to 1988.

NEENA RAO, M.D. is in private practice specializing in cardiology with offices in Towson and Randallstown, Maryland, and has served in that capacity since 1987.

A. GARY REVER is an executive vice president and the chief financial officer of AmericasBank and AmericasBank Corp. and has served in that capacity for AmericasBank since August 4, 2003 and for AmericasBank Corp. since November 13, 2003. Prior to joining AmericasBank, from August 2000 to August 2003, Mr. Rever was the chief financial officer of Avatech Solutions, Inc., a public company that provides design automation and data management solutions for the manufacturing, building design, engineering and infrastructure and facilities management markets. From 1991 to May 1995, Mr. Rever was the chief financial officer of Towson, Maryland based Bank of Maryland. In that position, Mr. Rever was responsible for all staff functions including operations, human resources, facilities and branch administration. Mr. Rever retained his responsibilities at Bank of Maryland following its sale to Mason-Dixon Bancshares, Inc. in May 1995 and in 1998 consolidated the operating functions of Mason-Dixon’s subsidiary banks into Mason-Dixon Business Services, LLC, a service corporation formed to eliminate redundancies and reduce costs. Mr. Rever became president of the service corporation and served in that position through Mason-Dixon’s acquisition by BB&T Corporation in July 1999 and until June 2000. From July 1999 until June 2000, Mr. Rever worked to facilitate Mason-Dixon’s operations into BB&T Corporation.

RAMON F. ROIG, JR.., M.D. currently practices internal medicine and gastroenterology in Baltimore, Maryland and is President of Ramon F. Roig, M.D., P.A. He has served in that capacity since 1974.

LEE W. WARNER is the chairman and chief executive officer of The L. Warner Companies, Inc., an investment advisory firm, and he has served in that capacity since December 1992.

The directors of AmericasBank Corp. are divided into three classes, with each class containing one-third of the total number of directors, as near as is possible. Each director serves for a term ending on the date of the third annual meeting of shareholders following the annual meeting at which such director was elected. Pursuant to the charter of AmericasBank Corp., the term of office of one of the three classes of directors expires each year. The officers of AmericasBank Corp. are elected annually by the board of directors following the annual meeting of stockholders and serve for terms of one year or until their successors are duly elected and qualified except where a longer term is expressly provided in an employment contract duly authorized and approved by the board of directors of AmericasBank Corp.

Directors of AmericasBank are elected annually by AmericasBank Corp., its sole stockholder.

Executive Officers Who are Not Directors

JOHN D. MUNCKS, 54, is an executive vice president and chief lending officer of AmericasBank. He has over 20 years of banking experience in the Baltimore and Washington, D.C. metropolitan areas specializing in commercial transactions. Prior to joining AmericasBank on July 28, 2003, Mr. Muncks was a principal of Sign Effects, Inc., an electronic sign business, from November 2000 until its sale in February 2003. From 1991 until 1998, Mr. Muncks served as an Executive Vice President for Signet Bank – Maryland working in both senior lending and credit capacities. Mr. Muncks was retired from 1998 until November 2000.

Audit Committee Matters

AmericasBank Corp. has a standing Audit Committee. The Audit Committee currently has five members: Larry D. Ohler (Chairman), J. Clarence Jameson, III, Kemp Jayadeva, Norman H. Katz, and Kenneth D. Pezzulla. Of these members, Messrs. Ohler, Jayadeva and Katz will not continue on the Audit Committee beyond the 2004 annual meeting of stockholders. The Audit Committee’s functions and responsibilities are described in a written charter that was adopted by AmericasBank Corp.’s Board of Directors.

Pursuant to Securities and Exchange Commission regulations, we are required to disclose in this annual report whether one or more members of our audit committee are “audit committee financial experts” and the names of those members. If we do not have an audit committee financial expert on the audit committee, we are required to explain why that is the case.

The Securities and Exchange Commission has defined “audit committee financial expert” as a person who has the following attributes:

•	An understanding of generally accepted accounting principles and financial statements;

•	The ability to assess the general application of such principles in connection with the accounting for estimates, accruals, and reserves;

•	Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements or experience actively supervising one or more persons engaged in such activities;

•	An understanding of internal controls and procedures for financial reporting.; and

•	An understanding of audit committee functions.

AmericasBank Corp.’s Board of Directors determined that none of the members on our audit committee meet this definition and, accordingly, the audit committee does not have an “audit committee financial expert.” The Board of Directors has determined that Mr. Jameson would qualify as an “audit committee financial expert” but for the fact that he beneficially owns more than 10% of AmericasBank Corp.’s outstanding common stock as a result of his beneficial ownership of 263,592 warrants to purchase shares of common stock, many of which are exercisable at prices significantly above the current market price.

The Board of Directors believes that the audit committee, as is it presently constituted, is able to carry out its functions fully and in the best interests of stockholders notwithstanding the lack of an audit committee financial expert. In light of the foregoing, the Board of Directors has no current plans to seek to add a new director to the audit committee who would qualify as an audit committee financial expert.

Compliance with Section 16(a) of the Exchange Act

AmericasBank Corp. did not have a class of equity securities registered pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at any time during AmericasBank Corp.’s fiscal year ended December 31, 2003. Accordingly, there is no requirement upon AmericasBank Corp.’s officers, directors and 10% or greater shareholders to file any reports required pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

AmericasBank Corp.’s Board of Directors has adopted a code of ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics for Senior Financial Officers is included as an exhibit to this annual report.

Item 10. Executive Compensation

Director Compensation

Currently, directors do not receive fees for their services. We may compensate our directors in the future.

Executive Compensation

The following table sets forth the compensation paid by AmericasBank to its chief executive officer during 2003, 2002 and 2001. AmericasBank had no other executive officer who received compensation in excess of $100,000 during 2003.

Summary Compensation Table

		Annual Compensation			Long-term Compensation
					Securities Underlying Options (#)	All Other Compensation

Name and Principal Position	Year	Salary ($)		Bonus ($)
Mark H. Anders, President & CEO (1)	2003		$57,291	—	—	$4,125

J. Scott Sturgill, President & CEO(2)	2003 2002 2001	$ $ $	49,788 90,000 17,500	— — —	— — —	$5,625 — —

(1)	Mr. Anders has served as our president and chief executive officer since July 18, 2003. Mr. Anders also received $15,000 of consulting fees from us in 2003.
(2)	Mr. Sturgill served as our president and chief executive officer from June 5, 2001 to July 18, 2003.

Employment Agreements

AmericasBank has entered into employment agreements with each of Mark H. Anders, A. Gary Rever and John D. Muncks.

Mark H. Anders

Effective July 18, 2003, AmericasBank entered into an employment agreement with Mr. Anders. Pursuant to the agreement, Mr. Anders will serve as the President and Chief Executive Officer of AmericasBank. The agreement has an initial term of five years. After the first anniversary date and continuing on each anniversary date thereafter, the agreement will be extended for an additional year such that the remaining term shall be five years unless written notice of non-renewal is provided to Mr. Anders at least ten and not more than 30 days following the anniversary date.

The agreement provides for an initial salary of $125,000. The compensation committee of the board of directors, which currently is comprised of directors Katz, Jayadeva, Noar, Roig and Warner, will review Mr. Anders’ base salary annually and Mr. Anders will be entitled to a five percent increase if he receives a satisfactory performance evaluation from the compensation committee. The agreement does not provide standards that Mr. Anders must meet to achieve a satisfactory performance evaluation; rather such standards will be determined by the compensation committee in its discretion. In addition, the base salary will be renegotiated upwards when and if AmericasBank achieves a one percent return on average assets, as defined under general accounting principals, for any fiscal year. Mr. Anders is also entitled to participate in the 2004 Stock Incentive Plan in addition to any other bonus, incentive or other executive compensation programs made available to senior management of AmericasBank. See “Incentive Compensation—2004 Stock Incentive Plan.”

The agreement terminates upon Mr. Anders’ death, permanent disability or by mutual written agreement. In addition, Mr. Anders may terminate the agreement within six months following a “change in control,” as described below, for good reason as described in the agreement or without good reason by providing sixty days prior written notice. AmericasBank may terminate the agreement for certain events constituting cause as described in the agreement, subject to a notice and cure period described in the agreement and determination of cause by two-thirds of the non-employee members of the board of directors. AmericasBank may also terminate the agreement without cause provided that it provides sixty days prior written notice to Mr. Anders.

If Mr. Anders terminates the agreement for good reason, or if AmericasBank terminates Mr. Anders’ employment without cause and a change in control has not occurred within the immediately preceding six months and AmericasBank has less than a .75% return on average assets for the immediately proceeding twelve months, than Mr. Anders is entitled to severance pay and liquidated damages in amount equal to his monthly base salary, to be paid in monthly installments, for a period of one year. If AmericasBank has a return on average assets greater than .75% but less than 1%, Mr. Anders is entitled to an amount equal to his monthly base salary, to be paid in monthly installments, for a period of eighteen months. If AmericasBank has a return on average assets greater than 1%, Mr. Anders is entitled to an amount equal to his monthly base salary, to be paid in monthly installments, for a period of two years.

Pursuant to the employment agreement, a “change in control” will occur upon:

•	the acquisition, by any person or persons acting in concert of the then outstanding voting securities of either AmericasBank or AmericasBank Corp., if, after the transaction, the acquiring person (or persons) owns, controls or holds with power to vote fifty percent (50%) or more of any class of voting securities of AmericasBank or AmericasBank Corp., as the case may be;

•	the approval, by the stockholders of either AmericasBank or AmericasBank Corp. of a reorganization, merger or consolidation, with respect to which persons who were the stockholders of either AmericasBank or AmericasBank Corp., as the case may be, immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than fifty percent (50%) of the combined voting power entitled to vote in the election of directors of the reorganized, merged or consolidated company’s then outstanding voting securities;

•	the sale, transfer or assignment of all or substantially all of the assets of the AmericasBank or AmericasBank Corp. to any third party; or

•	within any twelve-month period (beginning one year after the effective date of the employment agreement) the persons who were directors of AmericasBank immediately before the beginning of such twelve-month period (the “Incumbent Directors”) cease to constitute at least a majority of such board of directors; provided that any director who was not a director as of the effective date of the employment agreement will be deemed to be an Incumbent Director if that director was elected to such board of directors by, or on the recommendation of or with the approval of, a majority of the directors who then qualified as Incumbent Directors.

In the event a change in control has occurred as described in the first three provisions above and the employment agreement is terminated, Mr. Anders is entitled to the following:

•	If the price paid by the entity or entities acquiring voting securities, voting control or assets is less than the then current book value of AmericasBank or AmericasBank Corp., Mr. Anders will receive a lump sum payment equal to his current annual base salary;

•	If the price paid is equal or greater than book value but less than two times book value, Mr. Anders will receive a lump sum payment using the calculations involving return on average assets as provided in the event Mr. Anders terminates the agreement for good reason as described above; and

•	If the price paid is equal or greater than two times book value, Mr. Anders will receive a lump sum payment equal to 2.99 times his average annual salary over the prior five years and will be paid such lump sum within 30 days of the effective date of termination of the employment agreement.

In the event a change in control has occurred as described in the fourth provision above and the employment agreement is terminated, Mr. Anders is entitled to a lump sum payment using the calculations involving return on average assets as provided in the event Mr. Anders terminates the agreement for good reason as described above.

In the event a change in control occurred, Mr. Anders would receive:

•	$125,000 if the price paid by the entity or entities acquiring voting securities, voting control or assets was less than current book value;

•	if the price paid was equal or greater than book value but less than two times book value or if the change in control occurs pursuant to the fourth change in control provision described above:

•	$125,000 if the return on average assets is less than .75%;

•	$187,500 if the return on average assets if greater than .75% but less than 1%; and

•	$250,000 if the return on average assets is greater than 1%

•	$373,750 if the price paid was equal to or greater than two times book value.

Mr. Anders’ agreement also contains a provision whereby AmericasBank agrees to maintain in an escrow account an amount equal to Mr. Anders’ annual base salary. These escrowed funds are to be used as a source or partial source of any of the termination payments described above.

A. Gary Rever and John D. Muncks

On July 28, 2003 and August 4, 2003, AmericasBank entered into employment agreements with Mr. Muncks and Mr. Rever, respectively. Mr. Rever serves as an Executive Vice President and the Chief Financial Officer while Mr. Muncks serves as an Executive Vice President and the Chief Lending Officer. Mr. Rever’s agreement has an initial term of five years. After the third anniversary date and continuing on each anniversary date thereafter, the agreement will be extended for an additional year such that the remaining term shall be three years unless written notice of non-renewal is provided to Mr. Rever at least ten and not more than 30 days following the anniversary date. Mr. Muncks’ agreement has an initial term of three years. After the second anniversary date and continuing on each anniversary date thereafter, the agreement will be extended for an additional year such that the remaining term shall be two years unless written notice of non-renewal is provided to Mr. Muncks at least ten and not more than 30 days following the anniversary date.

Mr. Rever’s agreement provides for an initial salary of $105,000 and Mr. Muncks’ agreement provides for an initial salary of $95,000. Mr. Rever and Mr. Muncks base salaries will be reviewed annually by the compensation committee of the board of directors and each will be entitled to receive a five percent increase if he receives a satisfactory performance evaluation from the compensation committee. Mr. Rever’s and Mr. Muncks’ agreements do not provide standards that they must meet to achieve a satisfactory performance evaluation; rather such standards will be determined by the compensation committee in its discretion. In addition, their base salaries will be renegotiated upwards when and if AmericasBank achieves a one percent return on average assets for any fiscal year. Mr. Rever and Mr. Muncks also are entitled to participate in the 2004 Stock Incentive Plan in addition to any other bonus, incentive or other executive compensation programs made available to senior management of AmericasBank. See “- Incentive Compensation—2004 Stock Incentive Plan.”

The agreements have the same termination provisions as those found in Mr. Anders’ employment agreement. If Mr. Rever or Mr. Muncks terminates their agreement for good reason, or if AmericasBank terminates their employment without cause and a change in control has not occurred within the immediately preceding six months and AmericasBank has less than a .75 % return on average assets for the immediately proceeding twelve months, than Mr. Rever and Mr. Muncks are entitled to severance pay and liquidated damages in amount equal to their monthly base salary, to be paid in monthly installments, for a period of nine months. If AmericasBank has a return on average of assets greater than 1%, Mr. Rever and Mr. Muncks are entitled to an amount equal to their monthly base salary, to be paid in monthly installments, for a period of one year.

In the event a change in control has occurred as described in the first three “change in control” provisions described for Mr. Anders and the employment agreements are terminated, Mr. Rever and Mr. Muncks are entitled to the following:

•	If the price paid by the entity or entities acquiring voting securities, voting control or assets is less than the then current book value of AmericasBank or AmericasBank Corp., Mr. Rever and Mr. Muncks will receive a lump sum payment equal to 75% of their current annual base salary; and

•	If the price paid is equal or greater than book value but less than two times book value, Mr. Rever and Mr. Muncks will receive a lump sum payment equal to 1.00 times their average annual salary over the prior five years and will be paid such lump sum within 30 days of the effective date of termination of the employment agreement.

The fourth “change in control” provision described above in Mr. Anders’ employment agreement does not constitute a change in control under Mr. Rever’ s and Mr. Muncks’ employment agreements.

In the event a change in control occurred as of December 31, 2004, Mr. Rever would receive $78,750 if the price paid was less than book value and $105,000 if the price paid was equal or greater than book value but less than two times book value. Mr. Muncks would receive $71,250 if the price paid was less than book value and $95,000 if the price paid was equal to or greater than book value but less than two times book value.

Mr. Rever’s and Mr. Muncks’ agreements also contain a provision whereby AmericasBank agrees to maintain in an escrow account an amount equal to 75% of their annual base salary. These escrowed funds are to be used as a source or partial source of any of the termination payments described above.

All three employment agreements contain a non-competition clause. Pursuant to this clause, Mr. Anders, Mr. Rever and Mr. Muncks agree that upon termination of their employment for any reason, thereafter for a period equal to the greater of six months or the period during which they are receiving termination payments, they will not, within a 20 mile radius of AmericasBank’s main office, either directly or indirectly, on their behalf or in the service or on behalf of others, work in any capacity which involves duties and responsibilities similar to those they perform for us or engage in any business which is the same or essentially the same as ours.

In addition to the non-competition clause, all three agreements contain a non-solicitation clause. Pursuant to this clause, Mr. Anders, Mr. Rever and Mr. Muncks agree that upon termination of their employment for any reason, thereafter for a period equal to the greater of 12 months or the period during which they are receiving termination payments, they will not, within a 20 mile radius of AmericasBank’s main office, solicit or divert or attempt to solicit or divert our customers, including actively sought potential customers, with whom Mr. Anders, Mr. Rever or Mr. Muncks had material contact during the last two years of their respective employment, for products or services that are competitive with ours. In addition, Mr. Anders, Mr. Rever and Mr. Muncks agree not to solicit, recruit or hire away, either directly or indirectly, an employee of AmericasBank or any affiliate.

The non-competition and non-solicitation of customer clauses may be waived with our prior written consent.

Incentive Compensation

1998 Stock Option Plan, as amended

On May 28, 1998, our shareholders approved the AmericasBank Corp. Stock Option Plan. As initially approved, the Stock Option Plan authorized the issuance of options to purchase 45,000 shares of our common stock pursuant to the plan. On May 27, 1999, our shareholders approved an amendment to the Stock Option Plan to authorize the issuance of options to purchase 74,400 shares of our common stock pursuant to the plan. Pursuant to the plan, we granted options to former management and to our directors. In general, prior to 2001, each director was issued options to purchase 20 shares of our common stock for each AmericasBank Corp. or AmericasBank board or committee meeting attended. We also issued options to certain directors for providing services to us.

As of March 11, 2004, there were options to purchase 24,180 shares of our common stock outstanding pursuant to the plan. These options are exercisable at exercise prices ranging from $7.00 to $12.00. All of these options are held by current directors of AmericasBank Corp.

The Stock Option Plan became effective as of June 1, 1998, and has a 10 year term. All options granted pursuant to the plan expire on the 10th anniversary of the date of grant. The outstanding options terminate on the first anniversary of a director’s termination of service on the board of directors.

We do not anticipate granting any additional options pursuant to this Stock Option Plan.

2004 Stock Incentive Plan

General. On March 11, 2004, our board of directors adopted a stock incentive plan and granted, subject to shareholder approval, options to purchase shares of our common stock to our new management pursuant to the plan. The plan will require the approval of our shareholders at our 2004 annual meeting.

Shares Subject to the Plan. Subject to shareholder approval, 1,283,121 shares will be eligible to be issued pursuant to the plan.

The number of shares reserved for the grant of incentive awards and the number of shares which are subject to outstanding incentive awards under the plan will be subject to adjustment in the event of stock splits, stock dividends, reclassifications or other changes in our capitalization. If an incentive award expires or is terminated, the shares that were subject to the unexercised portion of the incentive award will be available for future incentive awards granted under the Plan.

Administration; Types of Awards to be Granted. The plan will be administered by our board of directors or a committee appointed by the board of directors and composed of two or more independent directors (in either case, the administrator). The administrator will be authorized to determine and designate from time to time those individuals to whom incentive awards are to be granted and the type of incentive awards.

The types of incentive awards that may be awarded under the plan will be incentive stock options, non-qualified stock options, stock appreciation rights, restricted or unrestricted stock, phantom stock, payouts of performance shares and other stock-based awards. Each award granted pursuant to the plan will be evidenced by a grant agreement setting forth the terms and conditions of the incentive award to be granted, which may include terms regarding the manner of payment for awards granted to a grantee, such as by payment by the tender of shares or pursuant to a cashless exercise. The terms and conditions of the grant agreement shall be determined by the administrator.

Eligibility. All officers, directors, employees and certain other persons providing services to AmericasBank Corp. or AmericasBank will be eligible to be participants under the plan, if so designated by the administrator. However, we anticipate that substantially all of the incentive awards available for grant under the plan will be made to our new management.

Transferability. Except as otherwise determined by the administrator, incentive awards granted under the plan will not be transferable by a grantee otherwise than by will or the laws of descent and distribution. Notwithstanding the foregoing, each grantee of an incentive award will be able to name a beneficiary or beneficiaries to whom any benefit under the plan will be paid in case of the grantee’s death.

Grants to Management. On March 11, 2003, Mr. Anders, Mr. Rever and Mr. Muncks were granted options to purchase the following number of shares of common stock at an exercise price of $2.00 per share, which was equal to the pubic offering price:

Name	Options Granted	Percentage of Total Options
Mark H. Anders	320,000	25%
A. Gary Rever	267,500	21%
John D. Muncks	215,000	17%

Our management elected to receive fewer options than they were entitled pursuant to their employment arrangements so that more options could be granted to other key personnel and other persons who may bring value to AmericasBank Corp.

The person or persons hired to manage our residential mortgage lending division will be granted options to purchase 10% to 15% of the shares authorized pursuant to the plan. All of these options will be exercisable at the market price of our common stock on the date of the grant and will be granted pursuant to the stock incentive plan.

In addition, in the event any of our outstanding warrants are exercised, other than in connection with a cashless exercise, we will grant our new management, either pursuant to the plan or otherwise, options to purchase additional shares of common stock at an exercise price equal to, as of the date of exercise of the warrant, the lesser of the fair market value of our common stock or the warrant exercise price. The number of options we will grant in such event will equal an amount such that our new management would own, assuming the exercise of all options held by management, the same percentage of us both before and after the exercise of the warrants.

General Vesting Rules. Subject to stockholder approval and the limitations described under “Vesting Adjustments” below, the stock options granted to Messrs. Anders, Rever and Muncks will vest and become exercisable in accordance with the following provisions:

(i) 10% of the options will vest on the date of grant.

(ii) If (a) AmericasBank’s return on average assets (ROAA) for each period shown in the chart below is greater than or equal to 95% of the “ROAA Hurdle” for that period, and (b) the amount of the AmericasBank’s average assets for each period shown in the chart below is greater than or equal to 95% of the “Average Assets Hurdle” for that period, then the percentage of the options set forth under “Percentage of Options Vesting” for that period, plus any options that were eligible to vest in a prior period but which did not vest under the terms of paragraphs (ii) through (vi) of “General Vesting Rules” (but specifically excluding any options that failed to vest under the terms of paragraph A, paragraph B, and/or paragraph C of “Vesting Adjustments” below), will vest one year after the last day of that period:

Period	Percentage of Options Vesting	ROAA Hurdle	Average Assets Hurdle
January 1, 2004 – December 31, 2004	11.67%	-1.25%	$40,542,000
January 1, 2005 – December 31, 2005	11.67%	0.25%	$59,672,000
January 1, 2006 – December 31, 2006	11.67%	0.5%	$71,471,000
January 1, 2007 – December 31, 2007	17.50%	0.75%	$84,024,000
January 1, 2008 – December 31, 2008	17.50%	1.00%	$95,583,000
January 1, 2009 – December 31, 2009	6.67%	1.25%	$105,708,000
January 1, 2010 – December 31, 2010	6.66%	1.40%	$116,137,000
January 1, 2011 – December 31, 2011**	6.66%	1.50%	$127,814,000
January 1, 2012 – December 31, 2012**	**	1.50%	$127,814,000
January 1, 2013 – December 31, 2013**	**	1.50%	$127,814,000

**	See paragraph (vi) below.

(iii) If AmericasBank’s ROAA for any period is less than 95% of the ROAA Hurdle for that period, then the number of options that are eligible to vest one year after the last day of that period as shown in the chart above will be reduced (but not below zero) by the same percentage as the percentage by which the ROAA Hurdle for that period exceeds AmericasBank’s ROAA for that period. The adjustments set forth in this paragraph (iii) is in addition to the adjustments set forth in paragraph (iv) below. The computations required under this paragraph (iii) will be made before giving effect to any adjustment required under paragraph (iv) below.

(iv) If AmericasBank’s average assets for any period is less than 95% of the Average Assets Hurdle for that period, then the number of options that are eligible to vest one year after the last day of that period as shown in the chart above will be reduced (but not below zero) by the same percentage as the percentage by which the Average Assets Hurdle for that period exceeds AmericasBank’s average assets for that period. The adjustments set forth in this paragraph (iv) are in addition to the adjustments set forth in paragraph (iii) above. The computations required under this paragraph (iv) will be made before giving effect to any adjustment required under paragraph (iii) above.

(v) Notwithstanding the provisions of paragraph (ii), paragraph (iii), and paragraph (iv) above, but subject to the provisions of paragraph A, paragraph B, and paragraph C under “Vesting Adjustments” below, if, for any period, any options fail to vest as a result of the application of paragraph (ii), paragraph (iii), and/or paragraph (iv) above, but AmericasBank’s ROAA for the applicable period exceeds the ROAA Hurdle for that period or AmericasBank’s average assets for the applicable period exceeds the Average Assets Hurdle for that period, then the number of options that are eligible to vest one year after the last day of that period as shown in the chart above will be reduced (but not below zero) in accordance with the following formula:

P = (B-A)

Where:

P = the percentage reduction in the number of options that are eligible to vest one year after the last day of that period;

A = (i) if AmericasBank’s ROAA for the applicable period exceeds the ROAA Hurdle for that period, the amount of such excess (expressed as a percentage); or (ii) if AmericasBank’s average assets for the applicable period exceeds the Average Assets Hurdle for that period, the amount of such excess (expressed as a percentage); and

B = (i) if the ROAA Hurdle for the applicable period exceeds AmericasBank’s ROAA for that period, the amount of such excess (expressed as a percentage); or (ii) if the Average Assets Hurdle for the applicable period exceeds AmericasBank’s average assets for that period, the amount of such excess (expressed as a percentage);

provided, however, that if, for any period, P is less than or equal to zero, then no reduction in the number of options that are eligible to vest one year after the end of that period shall be made under paragraph (iii) or paragraph (iv) above or this paragraph (v).

(vi) If the vesting criteria under paragraph (ii) under “General Vesting Rules” above for the period commencing on January 1, 2011 and ending on December 31, 2011 are satisfied, then no additional vesting will occur for the period commencing on January 1, 2012 and ending on December 31, 2012 or the period commencing on January 1, 2013 and ending on December 31, 2013. If the vesting criteria under paragraph (ii) under “General Vesting Rules” above for the period commencing on January 1, 2011 and ending on December 31, 2011 are not satisfied, but the vesting criteria for the period commencing on January 1, 2012 and ending on December 31, 2012 are satisfied, then no additional vesting will occur for the period commencing on January 1, 2013 and ending on December 31, 2013.

In addition, all options generally will immediately vest upon a “change of control” (as defined in the new management employee’s employment agreement) or if the employee is terminated without cause or terminates his employment for good reason, as described in the employment agreement. Also, any options that remain unvested as of December 31, 2014 will terminate.

Vesting Adjustments. The vesting provisions set forth under “General Vesting Rules” above will be subject to adjustment as follows:

A. Charge-Off Amount Adjustment. If, for any period shown in the chart above, the Charge-Off Amount (defined below) is greater than the Charge-Off Threshold, then the number of options that are eligible to vest one year after the last day of that period under “General Vesting Rules” above will be reduced by 5% (but not below zero) for each 0.1% by which the Charge-Off Amount exceeds 0.3%.

“Charge-Off Amount” means, for any fiscal period, the aggregate amount of loan and lease charge-offs made by AmericasBank, as determined in accordance with generally accepted accounting principles and bank regulatory requirements.

“Charge-Off Threshold” means, for any fiscal period, 0.3% of AmericasBank’s aggregate gross loans and leases extended during such period, as determined in accordance with generally accepted accounting principles and bank regulatory requirements.

The adjustments set forth in this paragraph A are in addition to the adjustments set forth in paragraph B and paragraph C below. The computations required under this paragraph A will be made before giving effect to any adjustment required under paragraph B and paragraph C(ii) below.

B. Non-Performing Amount Adjustment. If, as of the last day of any period shown in the chart above, the Non-Performing Amount (defined below) is greater than the Non-Performing Threshold (defined below), then the number of options that are eligible to vest one year after the last day of that period under “General Vesting Rules” above will be reduced by 5% (but not below zero) for each 0.1% by which the Non-Performing Amount exceeds 1.0%.

“Non-Performing Amount” means, as of any determination date, the amount of AmericasBank’s total loans and leases outstanding that have been classified as “non-performing” (or similar status) by AmericasBank. “Non-Performing Threshold” means, as of any determination date, 1.0% of AmericasBank’s total loans and leases outstanding, as determined in accordance with generally accepted accounting principles and bank regulatory requirements.

The adjustments set forth in this paragraph B are in addition to the adjustments set forth in paragraph A above and paragraph C below. The computations required under this paragraph B will be made before giving effect to any adjustment required under paragraph A above and paragraph C(ii) below.

C.	Regulatory Rating Adjustments.

(i)	If, as of the last day of any period as shown in the chart above commencing on or after the earlier of

(a)	December 31, 2005, or

(b)	the first date on which AmericasBank’s overall composite rating is better than or equal to 2,

AmericasBank’s overall composite rating is 3 or lower, then none of the options that are eligible to vest one year after the last day of that period under “General Vesting Rules” above will vest.

(ii)	If, as of the last day of any period as shown in the chart above commencing on or after the earlier of

(a)	December 31, 2005, or

(b)	the first date on which AmericasBank’s overall composite rating is better than or equal to 2,

the rating for AmericasBank’s management and/or asset quality is 3 or lower, then the number of options that are eligible to vest one year after the last day of that period under “General Vesting Rules” above will be reduced by 50%. The adjustments set forth in this paragraph C(ii) are in addition to the adjustments set forth in paragraph A and paragraph B above. The computations required under this paragraph C(ii) will be made before giving effect to any adjustment required under paragraph A and paragraph B above.

(iii)	If, as of the last day of any period as shown in the chart above commencing on or after the earlier of

(a)	December 31, 2005, or

(b) the first date on which the rating for AmericasBank’s overall composite rating is better than or equal to 2,

the rating for AmericasBank’s management and/or asset quality has been 3 or lower for two consecutive periods, then none of the options that are eligible to vest one year after the last day of that period under “General Vesting Rules” above will vest.

Vesting Rules for Mortgage Lending Officers. We anticipate that we will establish vesting requirements for the person or persons we hire to oversee our residential mortgage lending division based on the success of that division.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2003, with respect to compensation plans under which equity securities of AmericasBank Corp. are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	24,180	$10.12	49,820

Security Ownership

The following table sets forth the beneficial ownership of AmericasBank Corp.’s capital stock as of March 11, 2004 by (i) persons believed by AmericasBank Corp. to beneficially own more than five percent (5%) of the common stock; (ii) AmericasBank Corp.’s directors and executive officers; and (iii) all directors and executive officers of AmericasBank Corp. as a group. Unless otherwise noted below, we believe that each person named in the table has or will have the sole voting and sole investment power with respect to each of the securities reported as owned by such person.

Name and Address of Beneficial Owner(1)	Shares of Common Stock	Warrants to Purchase Common Stock	Options to Purchase Common Stock	Total Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Ownership
Mark H. Anders(2)	25,000	—	—	25,000	0.68%
Nicholas J. Belitsos, M.D(3)	106,034	64,784	1,560	172,378	4.62%
J Clarence Jameson, III(4)	190,000	263,592	—	453,592	11.54%
Kemp Jayadeva(5)	33,500	40,500	2,320	76,320	2.06%
Norman H. Katz(6)	10,029	2,842	1,960	14,831	0.40%
Shawki N. Malek, M.D.(7)	31,376	20,876	2,020	54,272	1.47%
Mark D. Noar, M.D.(8)	52,510	61,260	860	114,630	3.07%
Larry D. Ohler(9)	35,618	45,334	1,760	82,712	2.23%
Kenneth D. Pezzulla(10)	6,300	13,050	11,560	30,910	0.84%
Neena Rao, M.D.(11)	12,502	12,502	140	25,144	0.68%
A. Gary Rever(12)	25,000	—	—	25,000	0.68%
Ramon F. Roig, M.D.(13)	63,100	64,500	1,720	129,320	3.46%
Lee Warner(14)	135,000	62,500	280	197,780	5.30%
Directors and Officers as a Group (14) people	750,969	651,740	24,180	1,426,889	32.86%
Bay Pond Partners, L.P. 75 State Street Boston, MA 02109(15)	185,000	—	—	185,000	5.05%
Wellington Hedge Management, LLC 75 State Street Boston, MA 02109(15)	185,000	—	—	185,000	5.05%
Wellington Hedge Management, Inc. 75 State Street Boston, MA 02109(15)	185,000	—	—	185,000	5.05%

(1)	Unless otherwise indicated, the address of each person listed in the foregoing table is the address of AmericasBank Corp.
The total number of shares beneficially owned includes shares of capital stock owned by the named persons as of March 11, 2004 and shares of common stock subject warrants and/or options held by the named persons that are exercisable as of, or within 60 days of, March 11, 2004.
The shares of common stock subject to warrants or options are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2)	25,000 of the shares of common stock are held for the benefit of Mr. Anders’ IRA, as to which Mr. Anders has sole voting and investment power.
(3)	5,000 of the shares of common stock and 5,000 of the warrants are held for the benefit of the Nicholas J. Belitsos, M.D. Profit Sharing Trust, as to which Dr. Belitsos is the sole trustee; 51,000 shares of the common stock and 1,000 of the warrants are held jointly with Dr. Belitsos’ wife, as to which Dr. Belitsos shares voting and investment power; 700 shares of the common stock and 700 warrants are held by dependent children; and 1,000 of the shares of common stock and 1,000 of the warrants are held by Dr. Belitsos’ wife. Dr. Belitsos disclaims beneficial ownership as to the shares of common stock and warrants held by his wife. The table does not include 31,250 warrants to purchase common stock that are first exercisable on June 30, 2004.
(4)	154,650 of the shares of common stock and 242,292 of the warrants are held jointly with Mr. Jameson’s wife, as to which Mr. Jameson shares voting and investment power; 25,700 of the shares of common stock and 18,700 of the warrants are held for the benefit of Mr. Jameson’s IRA, as to which Mr. Jameson has sole voting and investment power; and 9,600 of the shares of the common stock and 2,600 of the warrants are held by Mr. Jameson’s wife’s IRA. Mr. Jameson disclaims beneficial ownership as to the shares of common stock and warrants held by his wife’s IRA. The table does not include 31,773 warrants to purchase common stock that are first exercisable on June 30, 2004.
(5)	2,450 of the common stock and 2,450 of the warrants are held jointly with Mr. Jayadeva’s wife Shobha Jayadeva, M.D., as to which Mr. Jayadeva shares voting and investment power; 2,500 of the shares of the common stock and 2,500 of the warrants are held by dependent children; 500 of the shares of common stock and 500 of the warrants are held by Nivi Corporation; 6,000 of the shares of common stock are held by retirement plans for the benefit of Mr. Jayadeva; and 16,000 of the shares of common stock and 5,000 of the warrants are held by retirement plans for the benefit of Mr. Jayadeva’s spouse. Mr. Jayadeva, directly or indirectly, controls the voting and investment power of Nivi Corporation. The table does not include 5,000 warrants to purchase common stock that are first exercisable on June 30, 2004.

(6)	2,500 of the common stock are held jointly with Mr. Katz’s wife, as to which Mr. Katz shares voting and investment power; 2,000 of the shares of the common stock and 2,000 of the warrants are held for the benefit of Mr. Katz’s wife’s IRA. The table does not include 4,687 warrants to purchase common stock that are first exercisable on June 30, 2004.
(7)	10,000 of the shares of common stock and 10,000 of the warrants are held for the benefit of Dr. Malek’s IRA; 9,251 of the shares of common stock and 9,251 of the warrants are held for the benefit of Dr. Malek’s Profit Sharing Plan; 1,500 of the shares of common stock and 1,500 of the warrants are held for the benefit of Dr. Malek’s wife’s IRA; 750 shares are held by Dr. Malek’s wife; and 125 of the shares of common stock and 125 of the warrants are held jointly with Dr. Malek’s wife, as to which Dr. Malek shares voting and investment power.
(8)	34,265 of the shares of common stock and 29,950 of the warrants are held jointly with Dr. Noar’s wife, as to which Dr. Noar shares voting and investment power; 13,821 of the shares of common stock and 31,260 of the warrants are held by dependent children; 2,187 of the shares of the common stock are held for the benefit of Dr. Noar’s IRA, as to which Dr. Noar has sole voting and investment power; and 2,187 of the shares of the common stock are held by Dr. Noar’s wife’s IRA. The table does not include 31,250 warrants to purchase common stock that are first exercisable on June 30, 2004.
(9)	13,000 of the shares are held by Mr. Ohler’s wife; 5,284 of the shares of common stock and 2,642 of the warrants are held by PLEDGC, a general partnership, 5,284 of the shares of common stock and 2,642 of the warrants are held by Columbia Leasing Associates, Inc. Mr. Ohler, directly or indirectly, controls the voting and investment power of PLEDGC and Columbia Leasing Associates, Inc.
(10)	3,000 of the shares of common stock and 3,000 of the warrants are held for the benefit of Mr. Pezzulla’s IRA, as to which Mr. Pezzulla has sole voting and investment power and 3,250 shares of common stock and 10,000 warrants are held jointly with Mr. Pezzulla’s wife.
(11)	4,168 of the shares of common stock and 4,168 of the warrants are held by Dr. Rao’s dependent children.
(12)	25,000 of the shares of common stock are held for the benefit of Mr. Rever’s IRA, as to which Mr. Rever has sole voting and investment power.
(13)	3,000 of the shares of the common stock and 3,000 of the warrants are held for the benefit of Dr. Roig’s IRA, as to which Dr. Roig has sole voting and investment power; 3,000 shares are held jointly with Dr. Roig’s wife; 42,100 of the shares of common stock and 8,500 of the warrants are held for the benefit of Raymond F. Roig, Jr., M.D. P.A. Profit Sharing Plan & Trust, as to which Dr. Roig is the sole trustee; and 2,000 of the shares of common stock and 2,000 of the warrants are held for the benefit of Dr. Roig’s wife’s IRA, as to which Mrs. Roig has sole voting and investment power. Dr Roig disclaims beneficial ownership as to the shares of common stock and warrants held for the benefit of his wife’s IRA. The table does not include 33,600 warrants to purchase common stock that are first exercisable on June 30, 2004.
(14)	The shares of common stock and the warrants are held jointly with Mr. Warner’s wife, as to which Mr. Warner shares voting and investment power. The table does not include 62,500 warrants to purchase common stock that are first exercisable on June 30, 2004.
(15)	Based on information filed with the Securities and Exchange Commission by Bay Bond Partners, L.P., Wellington Hedge Management, LLC and Wellington Hedge Management, Inc., these entities have indicated that they share beneficial ownership of 185,000 shares of common stock. Based on information filed with the Securities and Exchange Commission, Wellington Hedge Management, LLC is the sole general partner of Bay Bond Partners, L.P. and Wellington Hedge Management, Inc. is the management member of Wellington Hedge Management, LLC.

Item 12. Certain Relationships and Related Transactions

AmericasBank has had in the past, and expects to have in the future, banking transactions with directors and executive officers and the business and professional organizations in which they are associated in the ordinary course of business. Any loans and loan commitments are made in accordance with all applicable laws. In the opinion of management, these transactions do not and will not involve more than the normal risk of collectibility or present other unfavorable features. Directors or officers with any personal interest in any loan application are excluded from considering any such loan application. The aggregate amount of loans outstanding at December 31, 2003 to AmericasBank’s directors, officers and their affiliates was approximately $1,127,242.

Mr. Pezzulla has provided and will continue to provide legal services to AmericasBank Corp. and AmericasBank. For the years ended December 31, 2003 and 2002, we paid Mr. Pezzulla an aggregate of $0 and $3,604, respectively, for these services.

In addition to the foregoing provisions regarding the terms of our banking transactions with our directors and executive officers, any business transactions with our or AmericasBank’s directors, executive officers or holders of five percent or more of our capital stock, including our transactions with Mr. Pezzulla, will be made on terms that are no less favorable to us and AmericasBank than those that could be obtained from unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

*3.1	Articles of Incorporation of AmericasBank Corp.

*3.2	Amended and Restated Bylaws of AmericasBank Corp.

*4.1	Form of Common Stock Certificate of AmericasBank Corp.

*4.2	Form of Purchase Warrant, Series A

*4.3	Form of Purchase Warrant, Series B

*4.4	Form of Purchase Warrant, Series C

*4.5	Form of Purchase Warrant, Series E

*10.1	Amended Employment Agreement between Mark H. Anders and AmericasBank

*10.2	Amended Employment Agreement between A. Gary Rever and AmericasBank

*10.3	Amended Employment Agreement between John D. Muncks and AmericasBank

*10.4	AmericasBank Corp. 1998 Stock Option Plan

*10.5	Lease agreement between Highlandtown Village Shopping Center and AmericasBank

14	Code of Ethics for Senior Financial Officers

*21.	Subsidiaries of AmericasBank Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The exhibits which are denominated with an asterisk (*) were previously filed by AmericasBank Corp. as a part of, and are hereby incorporated by reference from, AmericasBank Corp.’s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-110947.

(b) Reports of Form 8-K.

None.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Rowles & Co, LLP for the audit of AmericasBank Corp.’s annual consolidated financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by Rowles & Co., LLP during those periods.

	December 31,
	2003	2002
Audit fees(1)	$24,677	$20,117
Audit related fee(2)	8,264	500
Tax fees(3)	5,118	3,025
All other fees(4)	7,299	9,948

Total	$45,358	$33,590

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Rowles & Company in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees for services other than the services reported above. In 2003, this category included internal audits. In 2002, this category included internal audits and assistance with compliance issues.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Before the accountant is engaged by AmericasBank Corp. or AmericasBank to render any audit or non-audit services, the engagement is approved by AmericasBank Corp.’s audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICASBANK CORP.

Date: March 25, 2004	By:	/s/ Mark H. Anders
Mark H. Anders, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark H. Anders Mark H. Anders	President, CEO and Principal Executive Officer; Director	March 25, 2004

/s/ Nicholas J. Belitsos, M.D. Nicholas J. Belitsos, M.D.	Director	March 25, 2004

/s/ J. Clarence Jameson, III J. Clarence Jameson, III	Director	March 25, 2004

Kemp Jayadeva	Director

/s/ Norman H. Katz Norman H. Katz	Director	March 25, 2004

Shawki N. Malek, M.D.	Assistant Treasurer; Director

Mark D. Noar, M.D.	Vice Chairman; Director

/s/ Larry D. Ohler Larry D. Ohler	Treasurer; Director	March 25, 2004

/s/ Kenneth D. Pezzulla Kenneth D. Pezzulla	Director	March 25, 2004

Neena Rao, M.D.	Director

/s/ A. Gary Rever A. Gary Rever	Executive Vice President, Chief Financial Officer; Principal Financial Officer and Principal Accounting Officer; Director, Assistant Secretary	March 25, 2004

/s/ Ramon Roig, M.D. Ramon Roig, M.D.	Director	March 25, 2004

/s/ Lee W. Warner Lee W. Warner	Chairman, Director	March 25, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D)

OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

AmericasBank Corp. has not sent and will not send to its security holders an annual report other than this annual report on Form 10-KSB. Subsequent to the date of this filing, AmericasBank Corp. intends to provide proxy materials to its security holders in connection with its annual meeting of security holders. A copy of such proxy materials will be furnished to the Securities and Exchange Commission for its information and AmericasBank Corp. understands that such materials will not be considered to be filed or subject to the liabilities of Section 18 of the Exchange Act.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

*3.1	Articles of Incorporation of AmericasBank Corp.

*3.2	Amended and Restated Bylaws of AmericasBank Corp.

*4.1	Form of Common Stock Certificate of AmericasBank Corp.

*4.2	Form of Purchase Warrant, Series A

*4.3	Form of Purchase Warrant, Series B

*4.4	Form of Purchase Warrant, Series C

*4.5	Form of Purchase Warrant, Series E

*10.1	Amended Employment Agreement between Mark H. Anders and AmericasBank

*10.2	Amended Employment Agreement between A. Gary Rever and AmericasBank

*10.3	Amended Employment Agreement between John D. Muncks and AmericasBank

*10.4	AmericasBank Corp. 1998 Stock Option Plan

*10.5	Lease agreement between Highlandtown Village Shopping Center and AmericasBank

14	Code of Ethics for Senior Financial Officers

*21.	Subsidiaries of AmericasBank Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The exhibits which are denominated with an asterisk (*) were previously filed by AmericasBank Corp. as a part of, and are hereby incorporated by reference from, AmericasBank Corp.’s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-110947.