Form 10QSB
period 2004-03-31
AMERICASBANK CORP
filed 2004-05-14
CIK 1040491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

Commission file number: 333-111918

Commission file number: 333-110947

AmericasBank Corp.

(Exact name of small business issuer as specified in its charter)

Maryland	52-2090433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 York Road, Towson, Maryland 21204

Address of principal executive offices

(410) 823-0500

Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At May 14, 2004, the issuer had 3,666,060 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AmericasBank Corp. and Subsidiary

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Cash and due from banks	$282,587	$552,269
Federal funds sold and Federal Home Loan Bank deposit	12,379,912	8,186,477
Securities available for sale	357,551	366,566
Loans held for sale	1,130,554	1,229,041
Loans and leases, less allowance of $294,327 and $275,077	15,235,973	15,424,848
Foreclosed real estate	42,166	42,166
Premises and equipment	848,242	868,722
Federal Home Loan Bank and Federal Reserve Bank stock at cost	139,450	158,850
Accrued interest receivable	65,432	70,745
Other assets	138,698	165,343

	$30,620,565	$27,065,027

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$1,669,687	$1,739,859
Interest-bearing	22,498,736	23,668,979

Total deposits	24,168,423	25,408,838
Other liabilities	255,362	123,552

	24,423,785	25,532,390

Stockholders’ equity
Common stock, par value $.01 per share; 5,000,000 shares authorized; issued and outstanding 3,666,060 and 791,060 shares	36,661	7,911
Additional paid-in capital	11,004,122	6,005,696
Retained earnings (deficit)	(4,861,736)	(4,498,676)
Accumulated other comprehensive income	17,733	17,706

	6,196,780	1,532,637

	$30,620,565	$27,065,027

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Income

Three Months ended	March 31, 2004	March 31, 2003
	(unaudited)	(unaudited)
Interest revenue
Loans and leases, including fees	$297,885	$299,182
Federal funds sold and Federal Home Loan Bank deposit	21,490	17,654
Preferred trust securities	7,500	7,500
Mortgage-backed securities	112	1,646
Other	2,725	2,297

Total interest revenue	329,712	328,279

Interest expense
Deposits	172,318	173,503

Net interest income	157,394	154,776
Provision for loan and lease losses	5,000	30,000

Net interest income after provision for loan and lease losses	152,394	124,776

Noninterest revenue
Service charges on deposit accounts	10,716	14,817
Gain and fees on sale of loans held for sale	84,865	271,655

Total noninterest revenue	95,581	286,472

Noninterest expenses
Salaries	341,955	262,467
Employee benefits	56,490	45,013
Occupancy	31,737	34,323
Furniture and equipment	21,328	18,899
Other operating	159,525	177,856

Total noninterest expenses	611,035	538,558

Loss before income taxes	(363,060)	(127,310)
Income taxes	—	—

Net loss	$(363,060)	$(127,310)

Loss per common share - basic and diluted	$(0.25)	$(0.22)

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three months ended March 31, 2004 and 2003

	Common stock		Surplus	Retained earnings (deficit)	Accumulated other comprehensive income	Comprehensive income
	Shares	Par value
Balance, December 31, 2002	591,000	$5,910	$5,411,548	$(3,379,915)	$20,798
Net loss	—	—	—	(127,310)	—	$(127,310)
Unrealized gain (loss) on investment securities available for sale, net	—	—	—	—	(1,031)	(1,031)

Comprehensive income						$(128,341)

	—	—	—	—	—

Balance, March 31, 2003	591,000	$5,910	$5,411,548	$(3,507,225)	$19,767

Balance, December 31, 2003	791,060	$7,911	$6,005,696	$(4,498,676)	$17,706
Net loss	—	—	—	(363,060)	—	$(363,060)
Unrealized gain (loss) on investment securities available for sale, net	—	—	—	—	27	27

Comprehensive income						$(363,033)

Stock issued, net	2,875,000	28,750	4,998,426	—	—

Balance, March 31, 2004	3,666,060	$36,661	$11,004,122	$(4,861,736)	$17,733

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

Three months ended	March 31, 2004	March 31, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Interest received	$334,159	$328,124
Fees and commissions received	10,716	14,817
Interest paid	(173,024)	(173,503)
Proceeds from sales of loans held for sale	5,779,421	10,609,546
Originations of loans held for sale	(5,596,069)	(9,230,254)
Cash paid to suppliers and employees	(341,352)	(513,436)

	13,851	1,035,294

Cash flows from investing activities
Proceeds from maturity and call of investment securities Available for sale	8,962	103,326
Redemption of Federal Reserve Bank stock	19,400	—
Loans and leases made, net of principal collected	108,994	309,603
Purchase of premises and equipment	(14,215)	(67,688)

	123,141	345,241

Cash flows from financing activities
Net increase (decrease) in time deposits	(882,743)	5,054,314
Net increase (decrease) in other deposits	(357,672)	(14,215)
Proceeds from issuance of common stock	5,027,176	—

	3,786,761	5,040,099

Net increase (decrease) in cash and cash equivalents	3,923,753	6,420,634
Cash and cash equivalents at beginning of period	8,738,746	3,858,492

Cash and cash equivalents at end of period	$12,662,499	$10,279,126

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Continued)

Three months ended	March 31, 2004	March 31, 2003
	(unaudited)	(unaudited)
Reconciliation of net loss to net cash provided by operating activities
Net loss	$(363,060)	$(127,310)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	34,507	21,770
Provision for loan and lease losses	5,000	30,000
Amortization of security premiums	80	1,176
Amortization of loan premiums	833	834
Increase (decrease) in
Deferred loan fees and costs, net	(1,779)	(2,237)
Accrued interest payable	(706)	—
Other liabilities	132,516	40,649
Decrease (increase) in
Loans held for sale	98,487	1,107,637
Accrued interest receivable	5,313	72
Other assets	102,660	(37,297)

	$13,851	$1,035,294

The accompanying notes are an integral part of these financial statements.

AMERICASBANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the activity of AmericasBank Corp. and its wholly owned subsidiary, AmericasBank. All significant intercompany transactions and balances have been eliminated in consolidation.

The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in AmericasBank Corp.’s 2003 Annual Report on Form 10-KSB. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2003 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2004.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

2.	REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios.

3.	LOSS PER SHARE

Loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents were not considered in the computation of diluted earnings per share because the result would have been anti-dilutive. The weighted average common shares outstanding were 1,454,522 for the three months ended March 31, 2004, and 591,000 for the three months ended March 31, 2003.

4.	STOCK OPTIONS

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. No compensation expenses related to the Company’s stock option plan were recorded during the three-month periods ended March 31, 2004 and 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the matters discussed below include forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Our actual results and the actual outcome of our expectations and strategies could be different from those anticipated or estimated for the reasons discussed below and the reasons under the heading “Information Regarding Forward Looking Statements.”

Because AmericasBank Corp. has no material operations and conducts no business on its own other than owning its subsidiary, AmericasBank, this discussion primarily concerns the business of AmericasBank. However, for ease of reading and because our financial statements are presented on a consolidated basis, unless the context requires otherwise, references to “we” or “our” refers to both AmericasBank Corp. and AmericasBank.

General

AmericasBank Corp. was incorporated as a Maryland corporation on June 4, 1996, to become a one-bank holding company by acquiring all of the capital stock of AmericasBank, a federal stock savings bank, upon its formation. AmericasBank commenced operations on December 1, 1997. On September 20, 1999, AmericasBank converted from a federal stock savings bank to a Maryland chartered trust company exercising the powers of a commercial bank.

AmericasBank has incurred losses in every year since its inception. AmericasBank Corp. and AmericasBank are operating under a Written Agreement with the Federal Reserve Bank of Richmond (the “Written Agreement”) and the Maryland Division of Financial Regulation and AmericasBank is operating under a Memorandum of Understanding with the Federal Reserve Bank of Richmond (the “Memorandum of Understanding”).

Overview

The first quarter of 2004 was focused on raising capital so as to enable AmericasBank Corp. to implement its business strategy. On March 11, 2004, we closed our rights offering of up to 400,000 shares of common stock to our shareholders of record on December 22, 2003 at $2.00 per share and our public offering of 2,475,000 shares plus any shares that were not sold in the rights offering at $2.00 per share. We sold an aggregate of 2,875,000 shares in the offerings and received net offering proceeds of $5,027,176.

Instead of contributing all of the net offering proceeds to AmericasBank, we retained approximately $530,000, which we have invested in short term investments. This money, less any expenses incurred at the holding company level (e.g., public reporting expenses), is available to support AmericasBank. Dividends from AmericasBank is currently our only source of funds. However, because of our regulatory restrictions,

AmericasBank is not able to make any dividend payments to us absent, among other requirements, regulatory approval. Consequently, we retained funds for our general business expenses.

Our business plan focuses on the following six strategic initiatives:

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

As a result of the net proceeds received in the rights and public offering, we believe that we have the capital necessary to implement our business plans, although there is no assurance that that will be the case.

We continue to work on resolving the regulatory issues raised in the Written Agreement and the Memorandum of Understanding. The capital obtained in the offerings has assisted in that regard.

We have begun community marketing efforts to expand our lending activities. We have also evaluated and begun negotiations with our data processing provider on the implementation of cash management products to improve non-interest income.

Other than evaluating our product mix, we have not actively sought to increase our core commercial and retail deposits. In fact, our deposits declined over the December 31, 2003 amount as approximately $600,000 of brokered deposits matured and were not renewed. As a result of the offerings, we believe we have sufficient liquidity to fund growth, at least in the short term. To the extent that we need to increase deposits in the short term, we believe that we can do so by increasing the rates on our deposit products. Longer term, we hope to grow our core retail and commercial deposit base.

As anticipated, our noninterest expenses have increased as compared to prior periods as we seek to position AmericasBank for future growth. We expect this trend to continue, at least for the remainder of 2004.

Our business plan depends upon our ability to increase our loan portfolio and generate fees through our residential mortgage lending division. We previously indicated that we needed to hire the management and staff necessary to fully implement the expansion of that division.

During the first quarter, we hired a mortgage operations manager with over 20 years experience as a vice president in our mortgage lending division. She is responsible for all loan processing activities, including underwriting, closing, coordinating with investors and back office activities.

We previously anticipated that we would hire one or more persons to manage our mortgage lending division (i.e., manage loan origination and loan processing). After an exhaustive search, we have not been able to find an acceptable candidate. We believe this is because candidates were not willing to make a job change in the midst of a currently strong yet unclear (as a result of interest rate increases) mortgage lending market.

As a result, we have slightly changed our plan for the management of our residential lending division. For the short term, our president, Mark H. Anders, will manage the division. After our new mortgage operations manager puts into place the procedures and controls necessary to grow the division, we will focus on hiring loan originators who will be compensated on a commission based system. Ultimately, Mr. Anders may continue to manage the division or one of the loan originators or a new hire may ultimately manage the division.

To align the interest of our management with our success, on March 11, 2004, the Board of Director adopted the AmericasBank Corp. 2004 Stock Incentive Plan (the “2004 Plan”), subject to stockholder approval at AmericasBank Corp.’s annual meeting to be held on June 3, 2004. Stockholder approval means stockholder approval of the 2004 Plan and stockholder approval to amend our charter to increase the number of authorized shares of common stock from 5,000,000 to 10,000,000 (as there are not sufficient authorized but unissued and unreserved shares of common stock available for issuance to implement the 2004 Plan).

On March 11, 2004, the compensation committee of the Board of Directors also granted options to purchase shares of common stock to our chief executive officer, chief financial officer and chief lending officer – Mark H. Anders, A. Gary Rever and John D. Muncks. Specifically, on March 11, 2004, Mr. Anders, Mr. Rever and Mr. Muncks were granted options to purchase the following number of shares of common stock at an exercise price of $2.00 per share:

Name	Options Granted
Mark H. Anders	320,000
A. Gary Rever	267,500
John D. Muncks	215,000

These options will be null and void and of no force or effect if the 2004 Plan and the Articles of Amendment to increase the authorized number of shares of our common stock are not approved at the 2004 annual meeting.

Pursuant to their employment arrangements with us, Messrs Anders, Rever and Muncks were entitled to options to purchase 384,936, 320,780 and 256,624 shares, respectively. Our management elected to receive fewer options than they were entitled so that more options could be granted to other key personnel and other persons who may bring value to AmericasBank Corp.

We have nominated three individuals to serve on our Board of Directors who have not previously served: Savas J. Karas, Graylin E. Smith and John C. Weiss, III. It is anticipated that these individuals will be elected as directors at our 2004 annual meeting. We believe that these individuals can assist us with our operation, development and promotion in light of our current financial situation. Directors Kemp Jayadeva, Norman H. Katz, Shawki N. Malek, M.D., Larry D. Ohler and Neena Rao, M.D. will not sit for reelection at the 2004 annual meeting.

Summary of Recent Performance

We incurred a net loss of $363,060 or $(0.25) per basic and diluted common share for the three months ended March 31, 2004, an increase of $235,750 compared to our net loss of $127,310 or $(0.22) per basic and diluted common share for the first three months of 2003. The increase in our net loss was primarily from a decline in our mortgage business and the costs associated with a complete changeover in management. In May 2003 most of the employees in our mortgage business resigned and in July and August of 2003 we replaced our entire senior management team.

Total assets increased $3,555,538 to $30,620,565 at March 31, 2004 compared to $27,065,027 at December 31, 2003. Our growth in assets was funded primarily by our rights and public offering. Our increase in assets resulting from the offerings was partially offset by a decline in deposits and our net loss for the period. Interest bearing deposits declined by $1,170,243 to $22,498,736 at March 31, 2004, from $23,668,979 at December 31, 2003. Approximately $600,000 of this decline was related to the maturity of brokered deposits that were not renewed.

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

Net interest income for the three months ended March 31, 2004 increased 1.7% to $157,394 from $154,776 for the three months ended March 31, 2003. The slight increase is primarily attributable to a 10.6% increase in average interest earning assets to $24,809,099 for the three months ended March 31, 2004 from $22,432,820 for the three months ended March 31, 2003.

Interest revenue increased from $328,279 for the three months ended March 31, 2003 to $329,712 for the three months ended March 31, 2004. Interest revenue increased from federal funds sold as the average balance was $7,472,634 for the three months ended March 31, 2004 compared to $5,558,882 for the three months ended March 31, 2003. Interest revenue from loans held for sale declined by $30,037 as our average loans held for sale declined from $2,958,661 for the three months ended March 31, 2003 compared to $1,184,574 for the three months ended March 31, 2004. This decline was partially offset by an increase in interest revenue from loans and leases of $28,740.

Interest expense amounted to $172,318 for the three months ended March 31, 2004, which was $1,185 lower than the $173,503 for the three months ended March 31, 2003. The nominal reduction in interest expense was the result of a decline in the rate paid on interest bearing deposits from 3.44% for the three months ended March 31, 2003, compared to 3.00% for the three months ended March 31, 2004. The effect of the decline in interest rates was partially offset by an increase in average interest bearing deposits of $2,558,411 to $23,033,703 for the three months ended March 31, 2004 compared to $20,475,292 for the three months ended March 31, 2003. This increase is primarily from an increase in average certificates of deposit generated from our marketing efforts which began during the first quarter of 2003.

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

Average Balances, Interest, and Yields

	Three Months Ended March 31,
	2004			2003
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets:
Federal Funds Sold and FHLB Dep.	$7,472,634	$21,490	1.15%	$5,558,882	$17,654	1.29%
FHLB and FRB dividends	158,758	1,885	4.76%	189,250	2,107	4.52%
Investment Securities
Mortgage backed	13,990	112	3.21%	196,190	1,646	3.40%
Preferred trust	300,000	7,500	10.03%	300,000	7,500	10.14%
Mutual funds and equity security	30,000	840	11.23%	30,000	190	2.57%

Total investment securities	343,990	8,452	9.86%	526,190	9,336	7.20%
Loans held for sale	1,184,574	23,416	7.93%	2,958,661	53,453	7.33%
Loans:
Residential real estate	3,288,132	70,435	8.59%	6,426,485	116,880	7.38%
Construction and land development	749,000	8,911	4.77%	788,348	11,351	5.84%
Commercial, including real estate	5,761,265	97,113	6.76%	4,644,270	94,607	8.26%
Commercial finance leases	4,658,899	83,323	7.17%	—	—	—
Home equity	916,109	9,718	4.25%	891,531	13,975	6.36%
Installment	275,738	4,969	7.23%	449,203	8,916	8.05%

Total loans	15,649,143	274,469	7.03%	13,199,837	245,729	7.55%
Total interest-earning assets	24,809,099	329,712	5.33%	22,432,820	328,279	5.93%
Allowance for loan and lease losses	(290,966)	—	—	(263,929)	—	—
Noninterest-bearing cash	1,755,320	—	—	1,084,712	—	—
Premises and equipment	860,950	—	—	751,128	—	—
Other assets	333,615	—	—	127,407	—	—

Total assets	$27,468,018	$329,712		$24,132,138	$328,279

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	$5,843,220	$12,138	0.83%	$6,792,512	$18,992	1.13%
NOW, money market and escrow	1,026,325	2,609	1.02%	1,268,161	2,051	0.66%
Other time deposits	16,164,158	157,571	3.91%	12,414,619	152,460	4.98%

Total interest-bearing deposits	23,033,703	172,318	3.00%	20,475,292	173,503	3.44%
Noninterest-bearing deposits	1,761,988	—	—	1,487,724	—

Total deposits	24,795,691	172,318	2.79%	21,963,016	173,503	3.20%
Other liabilities	158,881	—	—	65,537	—	—
Stockholders’ equity	2,513,446	—	—	2,103,585	—	—

Total Liabilities and Stockholders’ Equity	$27,468,018	$172,318	—	$24,132,138	$173,503	—

Net interest spread			2.54%			2.73%
Net interest income		$157,394	2.54%		$154,776	2.80%

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

The provision for loan and lease losses was $5,000 for the three months ended March 31, 2004, compared to $30,000 for the three months ended March 31, 2003, a decrease of $25,000. The decrease was the result of the change in our risk assessment of the portfolio. During the first three months of 2004, we had no chargeoffs and $14,250 in recoveries compared to no chargeoffs and $1,200 in recoveries for the first three months of 2003.

We have developed a methodology for evaluating the adequacy of the allowance for loan and lease losses that distinguishes between credits evaluated as a group by either loan or risk rating category and those evaluated individually. We have predetermined allowance percentages based on credit types and for each risk rating category. All loans and leases are assigned a risk rating when they are made. This risk rating is reassessed by management periodically using the various evaluation factors mentioned above. Loans and leases that exhibit an acceptable level of risk per our internal risk grading system are grouped by category and assigned a standard reserve percentage when assessing the adequacy of the allowance for loan and lease losses. Loans and leases that are adversely risk-rated, or exhibit characteristics that suggest we have a heightened risk of default, are evaluated separately from non-adversely risk rated credits. Each adversely risk rated credit is assigned a standard reserve based on its risk rating or a special reserve based on an assessment of the specific risk factors related to that credit, which may be greater or lesser than the standard reserve for that risk rating.

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

The allowance for loan and lease losses represented 1.90% and 1.75% of total loans at March 31, 2004 and December 31, 2003, respectively. AmericasBank has no exposure to foreign countries or foreign borrowers. Management believes that the current allowance for loan and lease losses is adequate.

The changes in the allowance for loan and lease losses are presented in the following table:

Allowance for Loan and Lease Losses

	Three Months Ended March 31,
	2004	2003
Balance, beginning of period	$275,077	$252,769
Provision for loan and lease losses	5,000	30,000
Chargeoffs	—	—
Recoveries:	14,250	1,200

Balance, end of period	$294,327	$283,969

Allowance for loan and lease losses to total loans	1.90%	2.16%

Noninterest Revenue

Noninterest revenue consisted primarily of mortgage division fees and gains from the sale of mortgage loans, and service charges on deposit accounts, which includes debit card fees and ATM fees. Noninterest revenues amounted to $95,581 for the three months ended March 31, 2004, a decrease of $190,891 from the same period in 2003 of $286,472. The decrease was from a $186,790 decline in realized gains and fees on the sale of mortgage loans to $84,865 for the three months ended March 31, 2004 from $271,655 for the three months ended March 31, 2003. During the last quarter of 2002, we established and staffed a mortgage division to originate and sell loans to pre-established investors. The momentum from our mortgage business and associated earnings were substantially reduced after May 2003 when the division manager and several of his loan originators and staff severed employment from us in favor of another opportunity. Service charges on deposit accounts declined by $4,101 to $10,716 in the three months ended March 31, 2004 compared $14,817 during the same period in 2003. This decrease was primarily associated with a decline in service charges on our demand deposit accounts.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2004 amounted to $611,035 compared to $538,558 in the same period in 2003, an increase of $72,477. Salaries increased $79,488 to $341,955 for the three months ended March 31, 2004 compared to $262,467 for the same period in 2003. Included in salaries for the first three months of 2004, was an expense of $60,000 to provide severance benefits associated with our restructuring of certain staff positions. Also contributing to the increase was that in July and August of 2003, we replaced our president and chief executive officer, our senior loan officer, and added a chief financial officer, thereby increasing salary expense during the first quarter of 2004. The aggregate annual salary of our three new executives is $325,000 compared to the aggregate annual salary of $165,000 of those replaced. These increases were partially offset by a decline in commissions paid to loan originators during the first three months of 2003. Other operating expenses for 2004 were $159,525 or $18,331 lower than the 2003 level of $177,856. This decrease is related to a decline in consulting fees and correspondent bank fees.

Analysis of Financial Condition

Investment Securities

AmericasBank’s portfolio has consisted primarily of U.S. government agency securities, mortgage-backed securities and certain equity securities. The portfolio provides a source of liquidity and a means of diversifying AmericasBank’s earning assets. While we generally intend to hold the investment portfolio assets until maturity, we classify the entire portfolio as available for sale. We account for securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity. In the past, we held securities classified as held to maturity, which we accounted for at amortized cost. AmericasBank invests in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.

The investment portfolio at March 31, 2004 amounted to $357,551, a decrease of $9,015 or 2.5%, from $366,566 at December 31, 2003. All securities at March 31, 2004 and December 31, 2003 were classified as available for sale. The decrease in the investment portfolio occurred primarily due to accelerated pay backs of our mortgage backed securities due to the low interest rate environment and the refinancing of mortgages in these mortgage pools. In general, the funds received from the pay backs of the mortgaged backed securities were invested in federal funds and not reinvested into investment securities due to management’s decision to retain liquid assets in order to implement our business plan.

Loan Portfolio

Loans and leases, net of allowance, unearned fees and origination costs decreased $188,875 or 1.2% to $15,235,973 at March 31, 2004 from $15,424,848 at December 31, 2003.

Residential real estate loans decreased by $79,073 (2.5%), construction and land development loans increased by $137,125 (18.7%), commercial loans including commercial real estate loans increased by $130,012 (2.3%), commercial finance leases decreased by $316,411 (6.5%) home equity loans decreased by $11,876 (1.3%) and installment loans decreased by $31,181 (11.0%) from their respective balances at December 31, 2003.

Loans secured by real estate comprise the majority of the loan portfolio. AmericasBank’s loan customers are generally located in the greater Baltimore metropolitan area.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

Loan Portfolio

	March 31,		December 31,
	2004	%	2003	%
Residential real estate	$3,134,279	20.16%	$3,213,352	20.44%
Construction and land development	872,371	5.61%	735,246	4.68%
Commercial, including real estate	5,799,236	37.31%	5,669,224	36.07%
Commercial finance leases	4,577,196	29.44%	4,893,607	31.14%
Home equity	910,310	5.86%	922,186	5.87%
Installment	251,966	1.62%	283,147	1.80%

	15,545,358	100.00%	15,716,762	100.00%

Allowance for loan and lease losses	294,327		275,077
Net deferred loan fees	15,058		16,837

	309,385		291,914

	$15,235,973		$15,424,848

We perform monthly reviews of all delinquent loans and leases and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner. We generally classify loans and leases as nonaccrual when collection of full principal and interest under the original terms of the credit is not expected or payment of principal or interest has become 90 days past due. Classifying a credit as nonaccrual results in us no longer accruing interest on such loan or lease and reversing any interest previously accrued but not collected. We will generally restore a nonaccrual loan or lease to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments in a timely manner and in accordance with the original repayment schedule. Generally, we credit all interest payments received on nonaccruing credits to the principal balance of the loan or lease to reduce our credit exposure. If we have collateral that mitigates our credit exposure, we may recognize interest as income when received. As of March 31, 2004 and December 31, 2003, the balances of our nonaccrual loans were $35,000. As of March 31, 2004 and December 31, 2003, the balances of accruing loans and leases past due more than 90 days were $7,144 and $0, respectively.

We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), “Accounting by Creditors for Impairment of a Loan,” as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure.” SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan and lease losses. We write off impaired loans when collection of the loan is doubtful. New management generally classifies nonaccrual loans and leases as impaired. As of March 31, 2004 and December 31, 2003, no credit had been identified as impaired other than the nonaccrual loans and leases described above.

We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan and lease losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, we generally require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of March 31, 2004 and December 31, 2003, we had $42,166 recorded as foreclosed real estate.

Deposits

We seek deposits within our market area by paying competitive interest rates and offering high quality customer service. On occasion we have offered premium rate certificates of deposit to support loan growth. At March 31, 2004, our total deposits had declined by $1,240,415 to $24,168,423 compared to $25,408,838 at December 31, 2003. This decline was primarily from a decrease in our interest bearing deposits which declined by $1,170,243 to

$22,498,736 at March 31, 2004, from $23,668,979 at December 31, 2003. Certificates of deposit declined by $882,741 in the first three months of 2004 with approximately $600,000 of this decline related to the maturity of brokered deposits that were not renewed.

Due to our current financial condition, we were advised by our regulators that, without regulatory approval, we should not use brokered deposits to grow our deposit base. A rollover of a brokered deposit is considered a new brokered deposit for which we would require regulatory approval. Currently, as indicated above, our brokered deposits are not being rolled over.

Borrowings

On July 12, 2002, the Federal Home Loan Bank of Atlanta rescinded our line of credit because of our financial condition. We hope that the capital raised in the offerings will enable us to reinstate our line of credit with the Federal Home Loan Bank, but there can be no assurance that we will be successful in our efforts.

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. We monitor our federal funds sold position on a daily basis in that this is our primary source of liquidity. We can also sell or pledge investment securities to create additional liquidity, albeit our total investment portfolio at March 31, 2004 was only $357,551. From time to time we sell or participate out loans to create additional liquidity as required. Additional liquidity is also available from our loans held for sale, which amounted to $1,130,554 at March 31, 2004. We have no other sources of liquidity, such as lines of credit or correspondent relationships with other financial institutions.

Our immediate sources of liquidity are cash and due from banks and short term investments. As of March 31, 2004 we had $282,587 in cash and due from banks, and $12,379,912 in federal funds sold and deposits at the Federal Home Loan Bank.

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

Capital

Our stockholders’ equity amounted to $6,196,780 at March 31, 2004, an increase of $4,664,143 from the $1,532,637 reported at December 31, 2003. On March 11, 2004, we closed our rights and public common stock offerings which resulted in additional capital of $5,027,176 after transactions costs and expenses.

The following table shows our regulatory capital ratios and the minimum capital ratios currently required by our banking regulator to be “well capitalized” and “adequately capitalized.” As a result of the capital raised from our offerings, we are considered to be “well capitalized.” The table provides information for AmericasBank Corp.

Risk Based Capital Analysis

	March 31,	December 31,
(dollars in thousands)	2004	2003
Tier 1 Capital:
Common stock	$37	$8
Additional paid-in capital	11,004	6,006
Retained earnings (deficit)	(4,862)	(4,499)
Less: disallowed assets	(30)	(30)

Total Tier 1 Capital	6,149	1,485
Tier 2 Capital:
Allowance for loan and lease losses	229	222

Total Risk Based Capital	$6,378	$1,707

Risk weighted assets	$18,227	$17,774

			Regulatory Well Capitalized	Minimum to be Adequately Capitalized
Capital Ratios:
Total risk based capital ratio	34.99%	9.61%	10.00%	8.00%
Tier 1 risk based capital ratio	33.74%	8.36%	6.00%	4.00%
Leverage ratio	22.41%	5.40%	5.00%	4.00%

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

Outstanding loan commitments and lines and letters of credit at March 31, 2004 are as follows:

Loan commitments	$194,000
Unused lines of credit	$2,067,412
Letters of credit	$157,667

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

Information Regarding Forward-Looking Statements

In addition to the historical information contained in Part I of this Quarterly Report on Form 10-QSB, the discussion in Part I of this Quarterly Report on Form 10-QSB contains certain forward-looking statements. The statements presented herein with respect to, among other things, AmericasBank Corp.’s plans, objectives, expectations and intentions, including statements regarding profitability, liquidity, allowance for loan and lease losses, interest rate sensitivity, market risk and financial and other goals are forward looking. These statements are based on AmericasBank Corp.’s beliefs, assumptions and on information available to AmericasBank Corp. as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-QSB; risks related to the inability to implement strategic initiatives; the dependence on key personnel; operating restrictions as a result of the Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation; operating restrictions as a result of the Memorandum of Understanding with the Federal Reserve Bank of Richmond; possible action by U.S. Department of Housing and Urban Development as a result of RESPA violations; risks related to operating as a correspondent lender; risks related to the practices of our prior mortgage lending group; inability to use brokered deposits without regulatory approval; the composition of the loan portfolio; fluctuations in market rates of interest and the effect on loan and deposit pricing; effect on operations of a low lending limit; effect on operations of a lack of a credit facility; sufficiency of the allowance for loan and lease losses; credit risk related to the leasing companies with which we have extended credit; reliance on third party vendors; adverse economic conditions in our market area; competitive factors within the financial services industry; changes in regulatory requirements and/or restrictive banking legislation; and the effect of developments in technology on our business.

For a more complete discussion of some of these risks and uncertainties see the discussion under the caption “Factors Affecting Future Results” in AmericasBank Corp.’s Annual Report on Form 10-KSB.

AmericasBank Corp.’s actual results could differ materially from those discussed herein and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and AmericasBank Corp. undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

ITEM 3.	CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-QSB, AmericasBank Corp.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness AmericasBank Corp.’s disclosure controls and procedures. Based upon that evaluation, AmericasBank Corp.’s Chief Executive Officer and Chief Financial Officer concluded that AmericasBank Corp.’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by AmericasBank Corp. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in AmericasBank Corp.’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, AmericasBank Corp.’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Use of Proceeds.

(1) We filed two Registration Statements on Form SB-2 with the Securities and Exchange Commission for a rights offering of up to 400,000 shares of common stock, $0.01 par value per share, to our shareholders of record on December 22, 2003 at $2.00 per share (Commission File No. 110947) and for a public offering of 2,475,000 shares plus any shares that were not sold in the rights offering (Commission File No. 333-111918) at $2.00 per share. Both Registration Statements were declared effective on February 13, 2004 at 2:00 p.m.

(2) The rights offering commenced on February 13, 2004 and the public offering commenced on March 5, 2004.

(3) The offerings did not terminate before any securities were sold.

(4) (i) The rights offering terminated on March 4, 2004 and closed on March 11, 2004. The public offering terminated on March 8, 2004 and also closed on March 11, 2004. In the rights offering, we sold 237,409 shares of the 400,000 shares of common stock that were registered. In the public offering, we sold 2,637,591 shares of the 2,875,000 shares that were registered.

(ii) The rights offering was not underwritten; instead, directors and officers of AmericasBank Corp. solicited subscriptions from shareholders of record on December 22, 2003. The directors and officers did not receive any compensation for such services. McKinnon & Company, Inc. underwrote the public offering on a best efforts basis pursuant to the terms and conditions of an underwriting agreement.

(iii) AmericasBank Corp.’s common stock, $0.01 par value per share, was registered in the rights and public offerings.

(iv) In the rights offering, we registered 400,000 shares of common stock, with an aggregate offering price of $800,000. We sold 237,409 shares in the rights offering, and received aggregate offering proceeds of $474,818. In the public offering, we registered 2,875,000 shares of common stock, with an aggregate offering price of $5,750,000.

We sold 2,637,591 shares in the public offering, and received aggregate offering proceeds of $5,275,182.

(v) From the effective date of the Registration Statements, February 13, 2004, to March 31, 2004, a reasonable estimate of the expenses incurred by us in connection with the issuance and distribution of our common stock in the offerings is as follows:

Underwriting discounts and commissions:	$321,259
Finder fees:	—
Expenses paid to or for underwriters:	—
Other Expenses:
Filing Fees (including Blue Sky fees)	24,016
Legal Fees	284,776
Accounting Fees	14,696
Printing Fees (including EDGAR filing fees)	69,282
Other	8,795

Total	$722,824

As of March 31, 2004, we had paid approximately $640,609 of these expenses. None of the $640,609 was paid, directly or indirectly, to directors, officers or owners of ten percent or more of any class of equity securities of AmericasBank Corp., or to any affiliate of AmericasBank Corp.

(vi) A reasonable estimate of the net offering proceeds received by us after giving effect to the payment of expenses described above is $5,027,176.

(vii) From the effective date of the Registration Statements to March 31, 2004, a reasonable estimate of the net offering proceeds used by us is as follows:

Purchase of stock of AmericasBank	$4,500,000
Working capital	527,176

Total	$5,027,176

None of the $5,027,176 was paid, directly or indirectly, to directors, officers or owners of ten percent or more of any class of equity securities of AmericasBank Corp., or to any affiliate of AmericasBank Corp.

(viii) The use of proceeds received is consistent with the use described in the Registration Statements, except as follows:

The Registration Statements indicate that all net offering proceeds would be invested in AmericasBank. Instead of contributing all of the net offering proceeds to AmericasBank, we retained approximately $530,000, which we have invested in short term investments. This money, less any expenses incurred at the holding company level (e.g., public reporting expenses), is available to support AmericasBank. Dividends from AmericasBank is currently our only source of funds. However, because of our regulatory restrictions, AmericasBank is not able to make any dividend payments to us absent, among other requirements, regulatory approval. Consequently, we retained funds for our general business expenses.

(e) Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.1	AmericasBank Corp. 2004 Stock Incentive Plan*

10.2	Incentive Stock Option Grant Agreement dated March 11, 2004 between AmericasBank Corp. and Mark H. Anders*

10.3	Incentive Stock Option Grant Agreement dated March 11, 2004 between AmericasBank Corp. and A. Gary Rever*

10.4	Incentive Stock Option Grant Agreement dated March 11, 2004 between AmericasBank Corp. and John D. Muncks*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The 2004 Stock Incentive Plan is contingent upon stockholder approval of the plan and stockholder approval of a charter amendment to increase the authorized number of shares of common stock. If stockholder approval is not obtained, the plan and the Incentive Stock Option Grant Agreements will be of no force or effect.

(b) Reports on Form 8-K.

Form 8-K filed, dated March 12, 2004, Items 5 and 7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmericasBank Corp.

Date: May 14, 2004	By:	/s/ Mark H. Anders

Mark H. Anders, President (Principal Executive Officer)

Date: May 14, 2004	By:	/s/ A. Gary Rever

A. Gary Rever, Chief Financial Officer (Principal Accounting and Financial Officer)