Form 10QSB
period 2004-06-30
AMERICASBANK CORP
filed 2004-08-13
CIK 1040491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

At August 13, 2004, the issuer had 3,666,060 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AmericasBank Corp. and Subsidiary

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and due from banks	$490,353	$552,269
Federal funds sold and Federal Home Loan Bank deposit	9,639,746	8,186,477
Securities available for sale	351,083	366,566
Loans held for sale	263,100	1,229,041
Loans and leases, less allowance of $304,359 and $275,077	18,163,318	15,424,848
Foreclosed real estate	22,717	42,166
Premises and equipment	854,851	868,722
Federal Home Loan Bank and Federal Reserve Bank stock at cost	139,450	158,850
Accrued interest receivable	82,724	70,745
Other assets	120,764	165,343

	$30,128,106	$27,065,027

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$1,813,810	$1,739,859
Interest-bearing	22,296,928	23,668,979

Total deposits	24,110,738	25,408,838
Other liabilities	141,668	123,552

	24,252,406	25,532,390

Stockholders’ equity
Common stock, par value $.01 per share; 10,000,000 shares authorized; issued and outstanding 3,666,060 and 791,060 shares	36,661	7,911
Additional paid-in capital	11,004,037	6,005,696
Retained earnings (deficit)	(5,182,755)	(4,498,676)
Accumulated other comprehensive income	17,757	17,706

	5,875,700	1,532,637

	$30,128,106	$27,065,027

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest revenue
Loans and leases, including fees	$307,886	$307,356	$605,770	$606,538
Federal funds sold and Federal Home Loan Bank deposit	29,304	26,984	50,794	44,638
Preferred trust securities	7,500	7,500	15,000	15,000
Mortgage-backed securities	24	1,175	137	2,821
Other	2,179	2,394	4,904	4,691

Total interest revenue	346,893	345,409	676,605	673,688

Interest expense
Deposits	169,705	202,715	342,024	376,218

Net interest income	177,188	142,694	334,581	297,470

Provision for loan and lease losses	7,500	15,000	12,500	45,000

Net interest income after provision for loan and lease losses	169,688	127,694	322,081	252,470

Noninterest revenue
Service charges on deposit accounts	13,003	11,787	23,720	26,604
Gains and fees on sale of loans held for sale	92,053	113,588	176,918	385,243

Total noninterest revenue	105,056	125,375	200,638	411,847

Noninterest expenses
Salaries	289,767	274,082	631,723	536,549
Employee benefits	62,141	40,589	118,631	85,602
Occupancy	32,448	29,470	64,184	63,793
Furniture and equipment	23,810	13,666	45,139	32,565
Other operating	187,597	212,823	347,121	394,516

Total noninterest expenses	595,763	570,630	1,206,798	1,113,025

Loss before income taxes	(321,019)	(317,561)	(684,079)	(448,708)

Income taxes	—	—	—	—

Net loss	$(321,019)	$(317,561)	$(684,079)	$(448,708)

Loss per common share - basic and diluted	$(0.09)	$(0.54)	$(0.27)	$(0.76)

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Six months ended June 30, 2004 and 2003

	Preferred stock		Common stock		Additional paid-in capital	Retained Earnings (deficit)	Accumulated other Comprehensive income	Comprehensive income
	Shares	Par value	Shares	Par value
Balance, December 31, 2002	—	$—	591,000	$5,910	$5,411,548	$(3,379,915)	$20,798
Net loss	—	—	—	—	—	(448,708)	—	$(448,708)
Unrealized gain (loss) on investment securities available for sale, net	—	—	—	—	—	—	(2,054)	(2,054)

Comprehensive income								$(450,762)

Issuance of preferred shares	197,537	1,975	—	—	586,099	—	—

Balance, June 30, 2003	197,537	$1,975	591,000	$5,910	$5,997,647	$(3,828,623)	$18,744

Balance, December 31, 2003			791,060	$7,911	$6,005,696	$(4,498,676)	$17,706
Net loss			—	—	—	(684,079)	—	$(684,079)
Unrealized gain (loss) on investment securities available for sale, net			—	—	—	—	51	51

Comprehensive income								$(684,028)

Stock issued, net			2,875,000	28,750	4,998,341	—	—

Balance, June 30, 2004			3,666,060	$36,661	$11,004,037	$(5,182,755)	$17,757

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

Three months ended	June 30, 2004	June 30, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Interest received	$700,656	$657,421
Fees and commissions received	19,716	26,604
Interest paid	(342,030)	(375,615)
Proceeds from sales of loans held for sale	8,864,718	16,624,607
Originations of loans held for sale	(7,721,859)	(13,562,562)
Cash paid to suppliers and employees	(1,080,766)	(1,001,357)

	440,435	2,369,098

Cash flows from investing activities
Proceeds from maturity and call of investment securities Available for sale	15,400	167,737
Redemption of Federal Reserve Bank stock	19,400	—
Loans and leases made, net of principal collected	(2,786,866)	(4,297,509)
Proceeds from sale of foreclosed real estate	23,453	—
Purchase of premises and equipment	(49,460)	(146,637)

	(2,778,073)	(4,276,409)

Cash flows from financing activities
Net increase (decrease) in time deposits	(895,700)	6,114,651
Net increase (decrease) in other deposits	(402,400)	(513,615)
Proceeds from issuance of preferred stock	—	588,074
Proceeds from issuance of common stock	5,027,091	—

	3,728,991	6,189,110

Net increase (decrease) in cash and cash equivalents	1,391,353	4,281,799

Cash and cash equivalents at beginning of period	8,738,746	3,858,492

Cash and cash equivalents at end of period	$10,130,099	$8,140,291

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Continued)

Three months ended	June 30, 2004	June 30, 2003
	(unaudited)	(unaudited)
Reconciliation of net loss to net cash provided by operating activities
Net loss	$(684,079)	$(448,708)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	69,870	44,945
Provision for loan and lease losses	12,500	45,000
Amortization of security premiums	134	1,494
Gain on sale of foreclosed real estate	(4,004)	—
Amortization of loan premiums	1,667	1,944
Increase (decrease) in
Deferred loan fees and costs, net	34,229	(357)
Accrued interest payable	(6)	603
Other liabilities	18,122	102,758
Decrease (increase) in
Loans held for sale	965,941	2,676,802
Accrued interest receivable	(11,979)	(19,348)
Other assets	38,040	(36,035)

	$440,435	$2,369,098

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

3. LOSS PER SHARE

Loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents were not considered in the computation of diluted earnings per share because the result would have been anti-dilutive. The weighted average common shares outstanding were 3,666,060 and 2,560,291 for the three and six months ended June 30, 2004, respectively, and 591,000 for the three and six months ended June 30, 2003.

4. STOCK OPTIONS

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. No compensation expenses related to the Company’s stock option plan was recorded during the three and six-month periods ended June 30, 2004, and 2003.

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

Overview

During the quarter we added new board members. Our annual meeting of stockholders was held on June 3, 2004, and Savas J. Karas, Graylin E. Smith, and John C. Weiss III were elected for three-year terms expiring at the 2007 annual meeting. We believe that each of these members brings exceptional business acumen to our board and that these individuals can assist us with our operation, development and promotion in light of our current financial situation.

We now have three new operational managers with extensive experience to run the bank operations area, to manage the bank’s portfolio loans, and to manage our mortgage operation. Our bank and mortgage operation managers joined us in the later part of the first quarter and have begun to implement system and procedural changes in their respective areas. Our bank portfolio loan manager joined us in the second quarter and she too has begun to implement many changes in our loan processing procedures. Establishing solid operational platforms upon which we can build our business model is a key component of our business plan and we believe that we have identified the right individuals to lead this effort.

Our business plan depends upon our ability to increase our loan portfolio and generate fees through our residential mortgage lending division. Our president, Mark H. Anders, has been directly managing this division. Our focus has been on identifying and recruiting seasoned loan originators who will be compensated on a commission based system. One of the recruiting issues that we face is convincing these experienced loan originators that we have the systems and people capacity to smoothly transition their book of business. One loan officer has agreed to join us in August, and we are actively soliciting others to join our operations.

As a result of the net proceeds received in the rights and public offering in March 2004, we believe that we have the capital necessary to implement our business plans, although there is no assurance that that will be the case.

We continue to work on resolving the regulatory issues raised in the Written Agreement and the Memorandum of Understanding. The capital obtained in the offerings has assisted in that regard. We believe that it will take at least another 6 months to remedy all outstanding deficiencies. Remedying all outstanding deficiencies and having the Written Agreement and the Memorandum of Understanding terminated are important to our future success because they impose restrictions on our operations. We continue to work closely with Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation to remedy all outstanding deficiencies.

We have begun community marketing efforts to expand our lending activities. Our loans outstanding increased during the quarter by nearly $3.0 million or 19.2%. We believe we are well along in our efforts to expand our commercial and retail product lines for cash management products that will be accessible through internet banking. We plan to introduce these products to our customers in the third quarter of 2004.

Other than evaluating our product mix, we have not actively sought to increase our core commercial and retail deposits. In fact, our deposits declined from the December 31, 2003, amount as approximately $600,000 of brokered deposits matured and were not renewed. As a result of the offerings, we believe we have sufficient liquidity to fund growth, at least in the short term. To the extent that we need to increase deposits in the short term, we believe that we can do so by increasing the rates on our deposit products. Longer term, we hope to grow our core retail and commercial deposit base.

As anticipated, our noninterest expenses have increased as compared to prior periods as we seek to position AmericasBank for future growth. We expect this trend to continue, at least for the remainder of 2004.

Summary of Recent Performance

We incurred a net loss of $684,079 or $(0.27) per basic and diluted common share for the six months ended June 30, 2004, an increase of $235,371 compared to our net loss of $448,708 or $(0.76) per basic and diluted common share for the first six months of 2003. The increase in our net loss was primarily from a decline in our mortgage business and the costs associated with a complete changeover in management. In May 2003 most of the employees in our mortgage business resigned and in July and August of 2003 we replaced our entire senior management team.

We incurred a net loss of $321,019 or $(0.09) per basic and diluted common share for the three months ended June 30, 2004, an increase of $3,458 compared to our net loss of $317,561 or $(0.54) per basic and diluted common share for the three months ended June 30, 2003.

Total assets increased $3,063,079 to $30,128,106 at June 30, 2004, compared to $27,065,027 at December 31, 2003. Our growth in assets was funded primarily by our rights and public offerings. Our increase in assets resulting from the offerings was partially offset by a decline in deposits and our net loss for the period. Interest bearing deposits declined by $1,372,051 to $22,296,928 at June 30, 2004, from $23,668,979 at December 31, 2003. Approximately $600,000 of this decline was related to the maturity of brokered deposits that were not renewed.

Subsequent Event

During the last quarter of 2002, we established and staffed a mortgage division to originate and sell loans in the secondary market as a correspondent lender and broker. That business was effectively eliminated as a separate division after May 2003 when the division manager and several of his loan originators and staff severed employment from us in favor of another opportunity. Under the prior division manager, we originated 55 loans under various programs of the Federal Housing Administration (FHA). Since we were not a certified FHA lender, all FHA loans had to be approved by underwriters at the Department of Housing and Urban Development (HUD) before a mortgage insurance certificate could be issued. Turnaround by HUD was slow in the spring of 2003 because of the high volume of mortgage activity at that time. To compensate for the slow turnaround at HUD, prior management engaged in a practice of closing loans and selling them in the secondary market prior to HUD’s review of our underwriting and the issuance of the mortgage insurance certificate.

In our Annual Report on Form 10-KSB for the year ended December 31, 2003 (the “2003 Annual Report”), we reported that when prior management left in April and May of 2003, 27 FHA loans aggregating $4,056,000 had been settled and sold prior to the issuance of the mortgage insurance certificate. During the second quarter of 2004, we were notified by an investor that two more loans totaling $407,000 that were previously not being tracked were ineligible for a mortgage insurance certificate. Thus, a total of 29 FHA loans aggregating $4,463,000 had been settled and sold prior to the issuance of the mortgage insurance certificate.

We also reported in our 2003 Annual Report that, as of January 31, 2004, mortgage insurance certificates had been received on all but seven loans aggregating $1,390,000. In fact, the number of loans reported at that time should have been 11 (or 13 including the two loans for which we were notified about during the second quarter) with the same aggregate principal balance (or $1,797,000 including the two new loans). As of July 31, 2004, four loans totaling $566,000 had refinanced leaving nine loans with an aggregate of approximately $1,231,000 in original principal balance without mortgage insurance certificates.

In our 2003 Annual Report, we reported that our management believed that AmericasBank would be required to repurchase loans aggregating approximately $386,000 (because mortgage insurance certificates would not be issued on these loans). We now believe that AmericasBank will be required to repurchase all loans for which mortgage insurance certificates have not been issued to date (the above referenced nine loans with an aggregate of approximately $1,231,000 in original principal balance). We have established a total reserve of $25,000 to cover the estimated loss in connection with the repurchase of these loans. However, our losses with respect to these repurchases may be more than the $25,000 that we have currently reserved.

On August 10, 2004 we received notice from the current holder of three of the nine loans stating that AmericasBank was required to repurchase the loans or cure certain breaches related to the loans by August 27, 2004. We anticipate that we will repurchase these three loans by August 27, 2004 for approximately $335,000. Upon purchase of these loans, we will endeavor to refinance or otherwise sell these loans, or may hold these loans in our portfolio. In any case, because these loans do not meet our underwriting criteria (because of, in general, lower credit scores and high loan to value ratios), the loans will be adversely risk-rated and appropriate reserves will be established. However, until we evaluate these credits, we do not know if this repurchase will result in additional provision for loan and lease losses. We are not able to estimate when we might be required to purchase the remaining six loans

Results of Operations

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

Net interest income for the three and six months ended June 30, 2004, increased 24.2% and 12.5%, respectively, to $177,188 from $142,694 for the three months ended June 30, 2003, and to $334,581 from $297,470 for the six months ended June 30, 2003.

The increase is primarily attributable to a reduction in interest expense on interest bearing deposits as our time deposits have matured and renewed at lower rates. The increase is also attributable to a 5.4% and 7.7% increase in average interest earning assets, to $29,434,257 for the three months ended June 30, 2004, from $27,927,252 for the three months ended June 30, 2003, and to $27,121,678 for the six months ended June 30, 2004, from $25,195,214 for the six months ended June 30, 2003.

Interest revenue increased nominally for the three months and six months ended June 30, 2004, from $345,409 for the three months ended June 30, 2003, to $346,893 for the three months ended June 30, 2004, and from $673,688 for the six months ended June 30, 2003, to $676,605 for the six months ended June 30, 2004. Interest revenue increased from federal funds sold as the average balance was $9,655,340 for the six months ended June 30, 2004, compared to $7,973,784 for the six months ended June 30, 2003. Interest revenue from loans held for sale declined by $16,669 for the three months ended June 30, 2004, and $46,706 for the six months ended June 30, 2004, as compared to the comparable periods in 2003 as our average loans held for sale declined from $2,363,462 for the six months ended June 30, 2003, compared to $941,687 for the six months ended June 30, 2004. This decline was offset by an increase in interest revenue from loans and leases of $17,198 for the three months ended June 30, 2004, and $45,938 for the six months ended June 30, 2004. On June 30, 2004, the Open Market Committee of the Federal Reserve Board raised the target rate on federal funds from 1.00% to 1.25%. Accordingly, we raised our bank prime rate effective July 1, 2004, from 4.00% to 4.25%.

Interest expense amounted to $169,705 and $342,024 for the three and six months ended June 30, 2004, which was $33,010 and $34,194 lower than the $202,715 and $376,218 amounts for the three and six months ended June 30, 2003. The reduction in interest expense was the result of a decline in the average rate paid on interest bearing deposits from 3.33% for the six months ended June 30, 2003, compared to 3.02% for the six months ended June 30, 2004. Average interest bearing deposits was relatively flat decreasing by $93,625 to $22,683,911 for the six months ended June 30, 2004, compared to $22,777,536 for the six months ended June 30, 2003.

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

Average Balances, Interest, and Yields

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets:
Federal Funds Sold and FHLB Dep.	$9,655,340	$50,794	1.06%	$7,973,784	$44,638	1.13%
FHLB and FRB dividends	149,104	3,743	5.03%	189,250	4,158	4.43%

Investment Securities

Mortgage backed	10,284	137	2.67%	158,192	2,821	3.60%
Preferred trust	300,000	15,000	10.03%	300,000	15,000	10.08%
Mutual funds and equity security	30,000	1,161	7.76%	30,000	533	3.58%

Total investment securities	340,284	16,298	9.61%	488,192	18,354	7.58%

Loans held for sale	941,687	39,122	8.33%	2,363,462	85,828	7.32%

Loans:
Residential real estate	3,438,383	142,587	8.32%	6,394,717	235,766	7.43%
Construction and land development	896,511	21,779	4.87%	971,351	22,101	4.59%
Commercial, including real estate	6,003,662	211,341	7.06%	3,902,647	164,089	8.48%
Commercial finance leases	4,522,781	162,102	7.19%	1,874,437	68,260	7.34%
Home equity	919,007	19,584	4.27%	609,672	17,482	5.78%
Installment	254,919	9,255	7.28%	427,702	13,012	6.14%

Total loans	16,035,263	566,648	7.09%	14,180,526	520,710	7.40%

Total interest-earning assets	27,121,678	676,605	5.00%	25,195,214	673,688	5.39%

Allowance for loan and lease losses	(295,744)	—	—	(274,523)	—	—
Noninterest-bearing cash	1,007,232	—	—	1,306,283	—	—
Premises and equipment	855,715	—	—	777,555	—	—
Other assets	237,645	—	—	141,110	—	—

Total assets	$28,926,526	$676,605		$27,145,639	$673,688

Liabilities and Stockholders’ Equity Interest-bearing Deposits
Savings	$5,473,476	$24,137	0.88%	$7,810,184	$33,218	0.86%
NOW, money market and escrow	1,173,419	6,102	1.04%	838,483	4,401	1.06%
Other time deposits	16,037,016	311,785	3.90%	14,128,869	338,596	4.83%

Total interest-bearing deposits	22,683,911	342,024	3.02%	22,777,536	376,218	3.33%
Noninterest-bearing deposits	1,939,716	—	—	2,068,290	—

Total deposits	24,623,627	342,024	2.79%	24,845,826	376,218	3.05%

Other liabilities	179,534	—	—	76,156	—	—

Stockholders’ equity	4,123,365	—	—	2,223,657	—	—

Total Liabilities and Stockholders’ Equity	$28,926,526	$342,024	—	$27,145,639	$376,218	—

Net interest spread			2.21%			2.34%
Net interest income		$334,581	2.47%		$297,470	2.38%

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

The provision for loan and lease losses was $12,500 for the six months ended June 30, 2004, compared to $45,000 for the six months ended June 30, 2003, a decrease of $32,500. The decrease was the result of a change in our risk assessment of the portfolio. During the first six months of 2004, we had $125 in chargeoffs and $16,907 in recoveries compared to $14,057 in chargeoffs and $1,200 in recoveries for the first six months of 2003.

The provision for loan and lease losses was $7,500 for the three months ended June 30, 2004, compared to $15,000 for the three months ended June 30, 2003, a decrease of $7,500. This decrease was also the result of a change in our risk assessment of the portfolio. During the three months ended June 30, 2004, we had $125 in chargeoffs and $2,657 in recoveries compared to no chargeoffs and $1,200 in recoveries for the three months ended June 30, 2003.

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

The allowance for loan and lease losses represented 1.65% and 1.75% of total loans at June 30, 2004, and December 31, 2003, respectively. AmericasBank has no exposure to foreign countries or foreign borrowers. Management believes that the current allowance for loan and lease losses is adequate.

The changes in the allowance for loan and lease losses are presented in the following table:

Allowance for Loan and Lease Losses

	Six Months Ended June 30,
	2004	2003
Balance, beginning of period	$275,077	$252,769
Provision for loan and lease losses	12,500	45,000
Chargeoffs	125	14,057
Recoveries:	16,907	1,200

Balance, end of period	$304,359	$284,912

Allowance for loan and lease losses to total loans	1.65%	1.61%

Noninterest Revenue

Noninterest revenue consisted primarily of mortgage division fees and gains from the sale of mortgage loans, and service charges on deposit accounts, which includes debit card fees and ATM fees. Noninterest revenues amounted to $200,638 for the six months ended June 30, 2004, a decrease of $211,209 from the same period in 2003 of $411,847. The decrease was from a $208,325 decline in realized gains and fees on the sale of mortgage loans to $176,918 for the six months ended June 30, 2004, from $385,243 for the six months ended June 30, 2003. During the last quarter of 2002, we established and staffed a mortgage division to originate and sell loans to pre-established investors. The momentum from our mortgage business and associated earnings were substantially reduced after May 2003 when the division manager and several of his loan originators and staff severed employment from us in favor of another opportunity. Service charges on deposit accounts declined by $2,884 to $23,720 in the six months ended June 30, 2004, compared $26,604 during the same period in 2003. This decrease was primarily associated with a decline in service charges on our demand deposit accounts.

Noninterest revenues amounted to $105,056 for the three months ended June 30, 2004, a decrease of $20,319 from the same period in 2003 of $125,375. The majority of the decrease was from a decline in the gain and fees on sale of loans held for sale.

Noninterest Expenses

Noninterest expenses for the six months ended June 30, 2004, amounted to $1,206,798 compared to $1,113,025 in the same period in 2003, an increase of $93,773. Salaries increased

$95,174 to $631,723 for the six months ended June 30, 2004, compared to $536,549 for the same period in 2003. Included in salaries for the first six months of 2004 was an expense of $60,000 recorded in the first quarter to provide severance benefits associated with our restructuring of certain staff positions. Also contributing to the increase was that in July and August of 2003, we replaced our president and chief executive officer, our senior loan officer, and added a chief financial officer, thereby increasing salary expense during the first six months of 2004. The aggregate annual salary of our three new executives is $325,000 compared to the aggregate annual salary of $165,000 of those replaced. These increases were partially offset by a decline in commissions paid to loan originators during the first six months of 2004. Other operating expenses for the first six months of 2004 were $347,121 or $47,395 lower than the 2003 level of $394,516. This decrease is related to a decline in consulting fees and correspondent bank fees.

Noninterest expenses for the three months ended June 30, 2004, amounted to $595,763 compared to $570,630 in the same period in 2003, an increase of $25,133. Salaries increased $15,685 to $289,767 for the three months ended June 30, 2004, compared to $274,082 for the same period in 2003. Employee benefits increased $21,552 to $62,141 for the three months ended June 30, 2004, compared to $40,589 for the same period in 2003. The increase in expenses for salaries and employee benefits in the second quarter of 2004 compared to the second quarter of 2003 was related to the changes in executive management discussed above, and the addition of new managers and staff for our operations, lending and mortgage functions. Also, employee benefit expenses were lower during the second quarter of 2003 in that several members of our workforce were contracted though personnel agencies that were accountable for benefits expenses of these individuals. Furniture and equipment increased $10,144 to $23,810 for the three months ended June 30, 2004, compared to $13,666 for the same period in 2003. The majority of this increase is for the depreciation and amortization of new computers and software associated with our system conversion that was completed in June 2003.

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

The investment portfolio at June 30, 2004, amounted to $351,083, a decrease of $15,483 or 4.2%, from $366,566 at December 31, 2003. All securities at June 30, 2004, and December 31, 2003, were classified as available for sale. The decrease in the investment portfolio occurred primarily due to accelerated pay backs of our mortgage backed securities due to the low interest rate environment and the refinancing of mortgages in these mortgage pools. In general, the funds received from the pay backs of the mortgaged backed securities were invested in federal funds and not reinvested into investment securities due to management’s decision to retain liquid assets in order to implement our business plans.

Loan Portfolio

Loans and leases, net of allowance, unearned fees and origination costs increased $2,738,470 or 17.8% to $18,163,318 at June 30, 2004, from $15,424,848 at December 31, 2003.

Residential real estate loans increased by $1,388,352 (43.2%), construction and land development loans increased by $860,988 (117.1%), commercial loans including commercial real estate loans increased by $955,400 (16.9%), commercial finance leases decreased by $385,736 (7.9%), home equity loans increased by $53,012 (5.8%) and installment loans decreased by $70,035 (24.7%) from their respective balances at December 31, 2003.

Loans secured by real estate comprise the majority of the loan portfolio. AmericasBank’s loan customers are generally located in the greater Baltimore metropolitan area.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio
	June 30,		December 31,
	2004	%	2003	%
Residential real estate	$4,601,704	24.85%	$3,213,352	20.44%
Construction and land development	1,596,234	8.62%	735,246	4.68%
Commercial, including real estate	6,624,624	35.77%	5,669,224	36.07%
Commercial finance leases	4,507,871	24.34%	4,893,607	31.14%
Home equity	975,198	5.27%	922,186	5.87%
Installment	213,112	1.15%	283,147	1.80%

	18,518,743	100.00%	15,716,762	100.00%

Allowance for loan and lease losses	304,359		275,077
Net deferred loan fees	51,066		16,837

	355,425		291,914

	$18,163,318		$15,424,848

We perform monthly reviews of all delinquent loans and leases and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner. We generally classify loans and leases as nonaccrual when collection of full principal and interest under the original terms of the credit is not expected or payment of principal or interest has become 90 days past due. Classifying a credit as nonaccrual results in us no longer accruing interest on such loan or lease and reversing any interest previously accrued but not collected. We will generally restore a nonaccrual loan or lease to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments in a timely manner and in accordance with the original repayment schedule. Generally, we credit all interest payments received on nonaccruing credits to the principal balance of the loan or lease to reduce our credit exposure. If we have collateral that mitigates our credit exposure, we may recognize interest as income when received. As of June 30, 2004, and December 31, 2003, the balances of our nonaccrual loans were $35,000. As of June 30, 2004, and December 31, 2003, there were no balances of accruing loans and leases past due more than 90 days.

We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), “Accounting by Creditors for Impairment of a Loan,” as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure.” SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan and lease losses. We write off impaired loans when collection of the loan is doubtful. New management generally classifies nonaccrual loans and leases as impaired. As of June 30, 2004, and December 31, 2003, no credit had been identified as impaired other than the nonaccrual loans and leases described above.

We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan and lease losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, we generally require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of June 30, 2004, and December 31, 2003, we had $22,717 and $42,166 recorded as foreclosed real estate, respectively.

During the second quarter of 2004 we received full payment for a foreclosed property and recorded a $3,497 gain on the disposition of the asset.

Deposits

We seek deposits within our market area by paying competitive interest rates and offering high quality customer service. On occasion we have offered premium rate certificates of deposit to support loan growth. At June 30, 2004, our total deposits had declined by $1,298,100 to $24,110,738 compared to $25,408,838 at December 31, 2003. This decline was primarily from a decrease in our interest bearing deposits which declined by $1,372,051 to $22,296,928 at June 30, 2004, from $23,668,979 at December 31, 2003. Of this decrease, certificates of deposit declined by $895,730 in the first six months of 2004 with approximately $600,000 of this decline related to the maturity of brokered deposits that were not renewed.

Due to our current financial condition, we were advised by our regulators that, without regulatory approval, we should not use brokered deposits to grow our deposit base. A rollover of a brokered deposit is considered a new brokered deposit for which we would require regulatory approval. Currently, as indicated above, our brokered deposits are not being rolled over.

Borrowings

On July 12, 2002, the Federal Home Loan Bank of Atlanta rescinded our line of credit because of our financial condition. As we improve our operations we will seek to reinstate our line of credit with the Federal Home Loan Bank, but there can be no assurance that we will be successful in our efforts.

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. We monitor our federal funds sold position on a daily basis in that this is our primary source of liquidity. We can also sell or pledge investment securities to create additional liquidity, albeit our total investment portfolio at June 30, 2004, was only $351,083. From time to time we sell or participate out loans to create additional liquidity as required. Additional liquidity is also available from our loans held for sale, which amounted to $263,100 at June 30, 2004. We have no other sources of liquidity, such as lines of credit or correspondent relationships with other financial institutions.

Our immediate sources of liquidity are cash and due from banks and short term investments. As of June 30, 2004, we had $490,353 in cash and due from banks, and $9,639,746 in federal funds sold and deposits at the Federal Home Loan Bank.

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

Capital

Our stockholders’ equity amounted to $5,875,700 at June 30, 2004, an increase of $4,343,063 from the $1,532,637 reported at December 31, 2003. On March 11, 2004, we closed our rights and public common stock offerings which resulted in additional capital of $5,027,091 after transactions costs and expenses.

The following table shows our regulatory capital ratios and the minimum capital ratios currently required by our banking regulator to be “well capitalized” and “adequately capitalized.” As a result of the capital raised from our offerings, we are considered to be “well capitalized.” The table provides information for AmericasBank Corp.

	Risk Based Capital Analysis
(dollars in thousands)	June 30, 2004	December 31 2003
Tier 1 Capital:
Common stock	$37	$8
Additional paid-in capital	11,004	6,006
Retained earnings (deficit)	(5,183)	(4,499)
Less: disallowed assets	(28)	(30)

Total Tier 1 Capital	5,830	1,485

Tier 2 Capital:
Allowance for loan and lease losses	242	222

Total Risk Based Capital	$6,072	$1,707

Risk weighted assets	$19,261	$17,774

			Regulatory Well Capitalized	Minimum to be Adequately Capitalized
Capital Ratios:
Total risk based capital ratio	31.53%	9.61%	10.00%	8.00%
Tier 1 risk based capital ratio	30.27%	8.36%	6.00%	4.00%
Leverage ratio	19.20%	5.40%	5.00%	4.00%

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

Outstanding loan commitments and lines and letters of credit at June 30, 2004, are as follows:

Loan commitments	$37,000
Unused lines of credit	$2,503,407
Letters of credit	$83,268

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

In addition, there were no changes in AmericasBank Corp.’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, AmericasBank Corp.’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Use of Proceeds.

(1) We filed two Registration Statements on Form SB-2 with the Securities and Exchange Commission for a rights offering of up to 400,000 shares of common stock, $0.01 par value per share, to our shareholders of record on December 22, 2003, at $2.00 per share (Commission File No. 110947) and for a public offering of 2,475,000 shares plus any shares that were not sold in the rights offering (Commission File No. 333-111918) at $2.00 per share. Both Registration Statements were declared effective on February 13, 2004, at 2:00 p.m.

(2) Not applicable.

(3) Not applicable.

(4) (i) Not applicable.

  (ii) Not applicable.

  (iii) Not applicable.

  (iv) Not applicable.

  (v) From the effective date of the Registration Statements, February 13, 2004, to June 30, 2004, the expenses incurred by us in connection with the issuance and distribution of our common stock in the offerings is as follows:

Underwriting discounts and commissions:	$321,259
Finder fees:	—
Expenses paid to or for underwriters:	—
Other Expenses:
Filing Fees (including Blue Sky fees)	24,016
Legal Fees	284,861
Accounting Fees	14,696
Printing Fees (including EDGAR filing fees)	69,282
Other	8,795

Total	$722,909

As of June 30, 2004, we had paid all of these expenses. None of the $722,909 was paid, directly or indirectly, to directors, officers or owners of ten percent or more of any class of equity securities of AmericasBank Corp., or to any affiliate of AmericasBank Corp.

  (vi) The net offering proceeds received by us after giving effect to the payment of expenses described above was $5,027,091.

  (vii) From the effective date of the Registration Statements to June 30, 2004, the net offering proceeds used by us is as follows:

Purchase of stock of AmericasBank	$4,500,000
Working capital	527,091

Total	$5,027,091

None of the $5,027,091 was paid, directly or indirectly, to directors, officers or owners of ten percent or more of any class of equity securities of AmericasBank Corp., or to any affiliate of AmericasBank Corp.

  (viii) The use of proceeds received is consistent with the use described in the Registration Statements, except as follows:

The Registration Statements indicate that all net offering proceeds would be invested in AmericasBank. Instead of contributing all of the net offering proceeds to AmericasBank, we retained approximately $527,000, which we have invested in short term investments. This money, less any expenses incurred at the holding company level (e.g., public reporting expenses), is available to support AmericasBank and for our general business expenses. Dividends from AmericasBank is currently our only source of funds. However, because of our regulatory restrictions, AmericasBank is not able to make any dividend payments to us absent, among other requirements, regulatory approval. Consequently, we retained funds for our general business expenses.

(e) Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

(a) AmericasBank Corp. held its annual meeting of stockholders on June 3, 2004.

(b) At the annual meeting, Savas J. Karas, Kenneth D. Pezzulla, Graylin E. Smith, and John C. Weiss, III were elected to serve a three-year term expiring upon the date of AmericasBank Corp.’s 2007 Annual Meeting. Also at the annual meeting Mark H. Anders and A. Gary Rever were elected to serve a one-year term expiring upon the date of AmericasBank Corp.’s 2005 Annual Meeting. The term of office of the following directors continued after the meeting: J. Clarence Jameson, III, Mark D. Noar, M.D., Nicholas J. Belitsos, M.D., Ramon F. Roig, Jr., M.D., and Lee W. Warner.

(c) 1. The following individuals were nominees for the Board of Directors for a term to expire at the 2007 annual meeting of stockholders. The number of votes for or withheld for each nominee is as follows:

	For	Withheld	Total
Savas J. Karas	3,071,776	1,225	3,073,001
Kenneth D. Pezzulla	3,071,776	1,225	3,073,001
Graylin E. Smith	3,071,776	1,255	3,073,001
John C. Weiss	3,071,776	1,225	3,073,001

The following individuals were nominees for the Board of Directors for a term to expire at the 2005 annual meeting of stockholders. The number of votes for or withheld for each nominee is as follows:

	For	Withheld	Total
Mark H. Anders	3,071,776	1,225	3,073,001
A. Gary Rever	3,071,776	1,225	3,073,001

2. The approval of the AmericasBank Corp. 2004 Stock Incentive Plan:

For	Against	Abstain	Broker Non-Votes	Total
1,022,000	679,085	0	1,371,916	3,073,001

3. The approval of Articles of Amendment to AmericasBank Corp.’s charter:

For	Against	Abstain	Broker Non-Votes	Total
3,055,791	16,210	0	0	3,072,001

4. The ratification of the appointment of Rowles & Company, LLP as independent public accountants to audit the financial statements of AmericasBank Corp. for 2004:

For	Against	Abstain	Broker Non-Votes	Total
3,066,991	6,000	10	0	3,073,001

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

3.2 Second Amended and Restated Bylaws of AmericasBank Corp.

(a)	Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmericasBank Corp.

Date: August 13, 2004	By:	/s/ Mark H. Anders
Mark H. Anders, President
(Principal Executive Officer)

Date: August 13, 2004	By:	/s/ A. Gary Rever
A. Gary Rever, Chief Financial Officer
(Principal Accounting and Financial Officer)