Form 10QSB
period 2004-09-30
AMERICASBANK CORP
filed 2004-11-12
CIK 1040491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

At November 12, 2004, the issuer had 3,766,060 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AmericasBank Corp. and Subsidiary

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and due from banks	$568,873	$552,269
Federal funds sold and Federal Home Loan Bank deposit	9,100,617	8,186,477
Securities available for sale	348,327	366,566
Loans held for sale	1,447,531	1,229,041
Loans and leases, less allowance of $311,839 and $275,077	23,298,070	15,424,848
Foreclosed real estate	22,218	42,166
Premises and equipment	818,242	868,722
Federal Home Loan Bank and Federal Reserve Bank stock at cost	139,450	158,850
Accrued interest receivable	95,594	70,745
Other assets	161,654	165,343

	$36,000,576	$27,065,027

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$1,800,606	$1,739,859
Interest-bearing	28,524,792	23,668,979

Total deposits	30,325,398	25,408,838
Other liabilities	146,283	123,552

	30,471,681	25,532,390

Stockholders’ equity
Common stock, par value $.01 per share; 10,000,000 shares authorized; issued and outstanding 3,666,060 and 791,060 shares	36,661	7,911
Additional paid-in capital	11,004,037	6,005,696
Retained earnings (deficit)	(5,529,565)	(4,498,676)
Accumulated other comprehensive income	17,762	17,706

	5,528,895	1,532,637

	$36,000,576	$27,065,027

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest revenue
Loans and leases, including fees	$363,386	$309,125	$969,157	$915,663
Federal funds sold and Federal Home Loan Bank deposit	31,550	17,102	82,344	61,740
Preferred trust securities	7,500	7,500	22,500	22,500
Mortgage-backed securities	4	367	140	3,188
Other	1,669	2,751	6,573	7,442

Total interest revenue	404,109	336,845	1,080,714	1,010,533

Interest expense
Deposits	185,977	190,783	528,001	567,001

Net interest income	218,132	146,062	552,713	443,532

Provision for loan and lease losses	7,500	15,000	20,000	60,000

Net interest income after provision for loan and lease losses	210,632	131,062	532,713	383,532

Noninterest revenue
Service charges on deposit accounts	15,997	7,837	39,717	34,441
Mortgage banking gains and fees	9,886	31,586	77,190	259,111

Total noninterest revenue	25,883	39,423	116,907	293,552

Noninterest expenses
Salaries	261,836	244,419	783,945	623,250
Employee benefits	62,474	34,583	181,105	120,185
Occupancy	33,545	33,274	97,730	97,067
Furniture and equipment	27,702	39,935	72,841	72,500
Other operating	197,768	173,233	544,888	567,749

Total noninterest expenses	583,325	525,444	1,680,509	1,480,751

Loss before income taxes	(346,810)	(354,959)	(1,030,889)	(803,667)

Income taxes	—	—	—	—

Net loss	$(346,810)	$(354,959)	$(1,030,889)	$(803,667)

Loss per common share - basic and diluted	$(0.09)	$(0.60)	$(0.35)	$(1.36)

The accompaning notes are an integral part of these financial statements

AmericasBank Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine months ended September 30, 2004 and 2003

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Comprehensive income
	Shares	Par value	Shares	Par value
Balance, December 31, 2002	—	$—	591,000	$5,910	$5,411,548	$(3,379,915)	$20,798

Net loss	—	—	—	—	—	(803,667)	—	$(803,667)
Unrealized gain (loss) on investment securities available for sale, net	—	—	—	—	—	—	(3,090)	(3,090)

Comprehensive income								$(806,757)

Issuance of preferred shares	200,060	2,001	—	—	594,148	—	—

Balance, September 30, 2003	200,060	$2,001	591,000	$5,910	$6,005,696	$(4,183,582)	$17,708

Balance, December 31, 2003			791,060	$7,911	$6,005,696	$(4,498,676)	$17,706
Net loss			—	—	—	(1,030,889)	—	$(1,030,889)

Unrealized gain (loss) on investment securities available for sale, net			—	—	—	—	56	56

Comprehensive income								$(1,030,833)

Stock issued, net			2,875,000	28,750	4,998,341	—	—

Balance, September 30, 2004			3,666,060	$36,661	$11,004,037	$(5,529,565)	$17,762

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

Nine months ended	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Interest received	$1,115,747	$996,120
Fees and commissions received	35,713	61,119
Interest paid	(521,629)	(565,485)
Proceeds from sales of loans held for sale	9,684,638	23,513,803
Originations of loans held for sale	(9,825,938)	(21,842,922)
Cash paid to suppliers and employees	(1,532,044)	(1,375,979)

	(1,043,513)	786,656

Cash flows from investing activities
Proceeds from maturity and call of investment securities Available for sale	18,155	209,641
Redemption of Federal Reserve Bank stock	19,400	30,400
Loans and leases made, net of principal collected	(7,952,964)	(4,087,553)
Proceeds from sale of foreclosed real estate	23,952	—
Purchase of premises and equipment	(77,937)	(294,679)

	(7,969,394)	(4,142,191)

Cash flows from financing activities
Net increase (decrease) in time deposits	4,761,124	5,747,088
Net increase (decrease) in other deposits	155,436	(413,178)
Proceeds from issuance of preferred stock	—	596,149
Proceeds from issuance of common stock	5,027,091	—

	9,943,651	5,930,059

Net increase (decrease) in cash and cash equivalents	930,744	2,574,524

Cash and cash equivalents at beginning of period	8,738,746	3,858,492

Cash and cash equivalents at end of period	$9,669,490	$6,433,016

The accompaning notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Continued)

Nine months ended	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)
Reconciliation of net loss to net cash provided by operating activities
Net loss	$(1,030,889)	$(803,667)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	103,775	81,568
Loss on disposal of premises and equipment	—	8,874
Provision for loan and lease losses	20,000	60,000
Amortization of security premiums	140	1,930
Gain on sale of foreclosed real estate	(4,004)	—
Amortization of loan premiums	2,500	2,500
Increase (decrease) in
Deferred loan fees and costs, net	57,242	(778)
Accrued interest payable	6,372	1,516
Other liabilities	16,359	28,829
Decrease (increase) in
Loans held for sale	(218,490)	1,429,574
Accrued interest receivable	(24,849)	(18,065)
Other assets	28,331	(5,625)

	$(1,043,513)	$786,656

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

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings except as noted below.

Beginning in July 2004, we established a cost basis for originating or acquiring loans and leases and deferred these costs in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

We changed our accounting method for expensing commissions paid to loan originators on loans originated and held for sale. Previously, commissions paid to loan originators were recorded as salary expense. We now record these commissions as a reduction to gains and fees on loans held for sale. All periods presented in this quarterly report were adjusted to show the effect of this accounting change.

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

3. LOSS PER SHARE

Loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents were not considered in the computation of diluted earnings per share because the result would have been anti-dilutive. The weighted average common shares outstanding were 3,666,060 and 2,931,571 for the three and nine months ended September 30, 2004, respectively, and 591,000 for the three and nine months ended September 30, 2003.

4. STOCK OPTIONS

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. No compensation expenses related to the Company’s stock option plan was recorded during the three and nine-month periods ended September 30, 2004, and 2003.

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

AmericasBank has incurred losses in every year since its inception. AmericasBank Corp. and AmericasBank are operating under a Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation (the “Written Agreement”) and AmericasBank is operating under a Memorandum of Understanding with the Federal Reserve Bank of Richmond (the “Memorandum of Understanding”).

Overview

During the quarter we began to see some tangible results from our efforts to increase loans. Gross loans and leases at September 30, 2004 were $23,683,988, or 50.7% above the $15,716,762 reported at December 31, 2003, and 30.4% above the $18,163,318 reported at June 30, 2004. The majority of this growth was in our commercial and residential real estate products.

We continue to seek to improve our loan origination capabilities and on October 5, 2004, AmericasBank completed the acquisition of certain assets and assumed certain liabilities of uvm Mortgage Marketing, Inc. of Towson, Maryland. In exchange for cash and 100,000 restricted shares of AmericasBank Corp. common stock that vest over two years, the principal and sole shareholder of uvm Mortgage Marketing Inc. agreed to a five-year employment agreement and will assume the responsibilities as the manager of our Towson mortgage production office. We also employed a senior loan originator and loan processor as a result of the transaction.

As a result of this acquisition, we now have a new mortgage origination office located at 504 Baltimore Avenue in Towson, Maryland, a few blocks away from our Towson branch and headquarters. We purchased the furniture and equipment of uvm Mortgage Marketing, Inc. as well as assumed the liabilities for the remaining 34-month term of a lease for 1,179 square feet. We also purchased the rights to the name uvm Mortgage Marketing, Inc. AmericasBank will record the majority of the purchase price as goodwill.

One of the key components of our business plan has been to re-establish our capacity to originate mortgage loans. We believe that with the addition of this group and a new loan originator hired in August 2004, we have greatly increased our ability to originate loans for our portfolio and for sale in the secondary market. We have entered into agreements with seven additional companies to sell or broker loans. Most of these companies were key investors used by the loan originators of uvm Mortgage Marketing, Inc. prior to the acquisition and we believe we can leverage the value of this existing network to more quickly grow the mortgage business.

During the third quarter of 2004, we continued to expand and enhance our commercial and retail cash management products and now offer an internet banking service to both our commercial and retail customers. The marketing campaigns to introduce these products to targeted segments, including deposit rich professional service companies in our core markets of Towson and Baltimore, Md., have commenced and will be expanded in 2005.

Also, during the third quarter of 2004, we began using a web-based service to offer our certificates of deposit as an interim strategy to support our loan growth. The interest rate offered on these certificates of deposit is higher than what we would typically pay within our market. We view this strategy as a cost effective and efficient process to raise deposits for specific terms. The use of higher cost certificates of deposits is integral to the business plan developed by our new management team to bring the bank to profitability. The longer term funding strategy is to replace these higher cost deposits with lower cost and less volatile core deposits from small businesses and professional firms. The successful implementation of this stage of the strategy is highly dependent on our ability to establish confidence and deliver superior services to this group of targeted customers. During the quarter ended September 30, 2004, we issued $5,340,771 in certificates of deposit through the web-based service at an average cost of approximately 3.44%. This increase was partially offset by a decrease in brokered certificates of deposit of approximately $700,000 that were not renewed.

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

We continue to work on resolving the regulatory issues raised in the Written Agreement and the Memorandum of Understanding. Our primary challenge is to demonstrate that our business plan can produce the balance sheet growth and operating margins to achieve profitability. Remedying all outstanding deficiencies and having the Written Agreement and the Memorandum of Understanding terminated are important to our future success because they impose restrictions on our operations. We continue to work closely with Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation to remedy all outstanding deficiencies.

Summary of Recent Performance

We incurred a net loss of $1,030,889 or $(0.35) per basic and diluted common share for the nine months ended September 30, 2004, an increase of $227,222 compared to our net loss of $803,667 or $(1.36) per basic and diluted common share for the first nine months of 2003. The increase in our net loss was primarily from a decline in our mortgage business and the costs associated with a complete changeover in management. In May 2003 most of the employees in our mortgage business resigned and in July and August of 2003 we replaced our entire senior management team.

We incurred a net loss of $346,810 or $(0.09) per basic and diluted common share for the three months ended September 30, 2004, a decrease of $8,149 compared to our net loss of $354,959 or $(0.60) per basic and diluted common share for the three months ended September 30, 2003. In September 2004, we recorded expenses totaling $44,000 against mortgage banking gains and fees and other expense for the repurchase of mortgage loans. See “Repurchase of Mortgage Loans” below for further explanation.

Total assets increased substantially by $8,935,549 to $36,000,576 at September 30, 2004, compared to $27,065,027 at December 31, 2003. Our growth in assets was funded from the net proceeds of our rights and public offerings and an increase in deposits. Our increase in assets was partially offset by our net loss for the period. Interest bearing deposits increased by $4,855,813 to $28,524,792 at September 30, 2004, from $23,668,979 at December 31, 2003. The majority of this increase was from our marketing efforts to raise deposits through the internet and print advertising.

Repurchase of Mortgage Loans

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

In our 2003 Annual Report, we reported that our management believed that AmericasBank would be required to repurchase loans aggregating approximately $386,000 (because mortgage insurance certificates would not be issued on these loans). We now expect that AmericasBank will be required to repurchase all outstanding loans for which mortgage insurance certificates have not been issued to date. We established a total reserve of $25,000 at December 31, 2003, to cover the estimated loss in connection with the repurchase of these loans.

On August 10, 2004 we received notice from the current holder of three of the nine loans stating that AmericasBank was required to repurchase the loans or cure certain breaches related to the loans by August 27, 2004. We repurchased these three loans on August 27, 2004 for approximately $335,000. In September 2004, we sent notice to our investors seeking to repurchase the remaining six loans. Our investors recently informed us that two of the six loans have been paid, leaving four to repurchase for approximately $571,000.

There are two expense components that we considered when repurchasing the loans. We needed to record an expense for the refund of our service release premium and point spread. We established a $25,000 reserve at the end of last year in anticipation of the repurchases as discussed above. Based on information that became available during the third quarter, we believed it prudent to increase this reserve by $15,000 and recorded a $15,000 charge against our mortgage banking gains and fees account. Also, because of the time elapsed between the sale of the loans and the repurchase or anticipated repurchase with respect to the remaining four loans, we needed to consider any market loss on these loans based on the condition of the credit and changes in interest rates. The three loans repurchased in August 2004, and we believe a majority of the four remaining loans have experienced multiple delinquencies. As such, in September 2004, we established a $29,000 reserve for market adjustment by recording a $29,000 charge in other operating expense. The reserve was calculated by determining the present value of the anticipated cashflows on the individual loans, discounted at the interest rates that would be currently charged for a similar loan.

Upon purchase of these loans, we will endeavor to refinance or otherwise sell these loans, or may hold these loans in our portfolio. In any case, because these loans do not meet our underwriting criteria (because of, in general, lower credit scores and high loan to value ratios), the loans will be adversely risk-rated and appropriate reserves will be established. We did not need to increase our allowance for loan and lease losses as a result of the purchase of the three loans in August 2004. However, the purchase of the remaining four loans may result in additional provision for loan and lease losses.

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

Net interest income for the three and nine months ended September 30, 2004, increased 49.3% and 24.6%, respectively, to $218,132 from $146,062 for the three months ended September 30, 2003, and to $552,713 from $443,532 for the nine months ended September 30, 2003.

The increase is primarily attributable to an increase in interest revenue from loans and leases. Average interest earning assets increased 14.4% and 10.0%, to $30,443,240 for the three months ended September 30, 2004, from $26,609,336 for the three months ended September 30, 2003, and to $28,236,947 for the nine months ended September 30, 2004, from $25,671,768 for the nine months ended September 30, 2003. Also contributing to the increase in net interest income was a reduction in interest expense on interest bearing deposits as our time deposits have matured and renewed at lower rates

Interest revenue increased 20.0% and 6.9% for the three months and nine months ended September 30, 2004, from $336,845 for the three months ended September 30, 2003, to $404,109 for the three months ended September 30, 2004, and from $1,010,533 for the nine months ended September 30, 2003, to $1,080,714 for the nine months ended September 30, 2004. Interest revenue from loans and leases, excluding loans held for sale, increased 16.7% and 11.7% for the three months and nine months ended September 30, 2004, from $302,426 for the three months ended September 30, 2003, to $352,851 for the three months ended September 30, 2004, and from $823,136 or the nine months ended September 30, 2003, to $919,499 for the nine months ended September 30, 2004. This increase is attributable to an increase in average loans outstanding from $17,333,896 for the three months ended September 30, 2003, to $19,942,116 for the three months ended September 30, 2004, and from $15,187,568 for the nine months ended September 30, 2003, to $17,347,053 for the nine months ended September 30, 2004. Interest revenue increased from federal funds sold as the average balance was $9,554,559 for the nine months ended September 30, 2004, compared to $7,562,972 for the nine months ended September 30, 2003.

Interest expense amounted to $185,977 and $528,001 for the three and nine months ended September 30, 2004, which was $4,806 and $39,000 lower than the $190,783 and $567,001 amounts for the three and nine months ended September 30, 2003. The reduction in interest expense was the result of a decline in the average rate paid on interest bearing deposits from 3.13% for the nine months ended September 30, 2003, compared to 3.05% for the nine months ended September 30, 2004. Also contributing to the decline in interest expense was the decrease in average interest bearing deposits by $1,173,886 to $23,077,118 for the nine months ended September 30, 2004, compared to $24,251,004 for the nine months ended September 30, 2003.

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

Average Balances, Interest, and Yields

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets:
Federal Funds Sold and FHLB Dep.	$9,554,559	$82,344	1.15%	$7,562,972	$61,740	1.09%
FHLB and FRB dividends	145,862	5,313	4.85%	181,945	6,709	4.93%

Investment Securities

Mortgage backed	7,441	140	2.51%	123,003	3,188	3.47%
Preferred trust	300,000	22,500	9.99%	300,000	22,500	10.03%
Mutual funds and equity security	30,000	1,260	5.59%	30,000	733	1.96%

Total investment securities	337,441	23,900	9.44%	453,003	26,421	7.80%

Loans held for sale	852,032	49,658	7.76%	2,266,280	92,527	5.46%

Loans:
Residential real estate	4,083,821	240,405	7.84%	5,914,010	336,738	7.61%
Construction and land development	1,111,919	43,128	5.17%	898,341	31,413	4.68%
Commercial, including real estate	6,483,930	351,785	7.23%	5,339,041	250,721	6.28%
Commercial finance leases	4,449,914	239,002	7.16%	1,987,782	157,389	10.59%
Home equity	976,804	32,096	4.38%	632,613	25,820	5.46%
Installment	240,665	13,083	7.24%	415,781	21,055	6.77%

Total loans	17,347,053	919,499	7.06%	15,187,568	823,136	7.25%

Total interest-earning assets	28,236,947	$1,080,714	5.10%	25,651,768	$1,010,533	5.27%

Allowance for loan and lease losses	(299,921)			(281,270)
Noninterest-bearing cash	894,155			1,069,483
Premises and equipment	855,927			829,770

Other assets	361,983			163,561

Total assets	$30,049,091			$27,433,312

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	$5,441,018	$40,074	0.98%	$6,501,517	$46,963	0.97%
NOW, money market and escrow	1,214,043	9,598	1.05%	1,942,679	6,289	0.43%
Other time deposits	16,422,057	478,329	3.88%	15,806,808	513,749	4.35%

Total interest-bearing deposits	23,077,118	528,001	3.05%	24,251,004	567,001	3.13%
Noninterest-bearing deposits	2,002,415	—	—	895,283	—	—

Total deposits	25,079,533	$528,001	2.80%	25,146,287	$567,001	3.01%

Other liabilities	170,480			173,527
Stockholders’ equity	4,799,078			2,113,498

Total Liabilities and Stockholders’ Equity	$30,049,091			$27,433,312

Net interest spread			2.30%			2.26%
Net interest income		$552,713	2.61%		$443,532	2.31%

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

The provision for loan and lease losses was $20,000 for the nine months ended September 30, 2004, compared to $60,000 for the nine months ended September 30, 2003, a decrease of $40,000. The decrease was the result of a change in our risk assessment of the portfolio. During the first nine months of 2004, we had nominal chargeoffs and $16,907 in recoveries compared to $14,057 in chargeoffs and $1,200 in recoveries for the first nine months of 2003.

The provision for loan and lease losses was $7,500 for the three months ended September 30, 2004, compared to $15,000 for the three months ended September 30, 2003, a decrease of $7,500. This decrease was also the result of a change in our risk assessment of the portfolio. During the three months ended September 30, 2004, we had nominal chargeoffs and no recoveries compared to no chargeoffs or recoveries for the three months ended September 30, 2003.

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

The allowance for loan and lease losses represented 1.32% and 1.75% of total loans at September 30, 2004, and December 31, 2003, respectively. AmericasBank has no exposure to foreign countries or foreign borrowers. Management believes that the current allowance for loan and lease losses is adequate.

The changes in the allowance for loan and lease losses are presented in the following table:

	Allowance for Loan and Lease Losses
	Nine Months Ended September 30,		Year Ended December 31 2003
	2004	2003
Balance, beginning of period	$275,077	$252,769	$252,769
Provision for loan and lease losses	20,000	60,000	75,000
Chargeoffs	145	14,057	54,040
Recoveries:	16,907	1,200	1,348

Balance, end of period	$311,839	$299,912	$275,077

Allowance for loan and lease losses to total loans	1.32%	1.72%	1.75%

Noninterest Revenue

Noninterest revenue consisted primarily of mortgage banking gains and fees from the sale of mortgage loans, and service charges on deposit accounts, which includes debit card fees and ATM fees. Noninterest revenues amounted to $116,907 for the nine months ended September 30, 2004, a decrease of $176,645 from the same period in 2003 of $293,552. The decrease was from a $181,921 decline in realized gains and fees on the sale of mortgage loans to $77,190 for the nine months ended September 30, 2004, from $259,111 for the nine months ended September 30, 2003. During the last quarter of 2002, we established and staffed a mortgage division to originate and sell loans to pre-established investors. The momentum from our mortgage business and associated earnings were substantially reduced after May 2003 when the division manager and several of his loan originators and staff severed employment from us in favor of another opportunity. Also, in the quarter ending September 30, 2004, we reduced gains and fees by $15,000 to establish reserves for repurchased mortgage loans. See section “Repurchase of Mortgage Loans” for further explanation. Service charges on deposit accounts increased by $5,276 to $39,717 in the nine months ended September 30, 2004, compared $34,441 during the same period in 2003. This increase was primarily associated with a rise in service charges from our two ATMs that were not in service for most of 2003.

Noninterest revenues amounted to $25,883 for the three months ended September 30, 2004, a decrease of $13,540 from the same period in 2003 of $39,423. The majority of the decrease was from a decline in the gain and fees on sale of loans held for sale. See section “Repurchase of Mortgage Loans” for further explanation.

Noninterest Expenses

Noninterest expenses for the nine months ended September 30, 2004, amounted to $1,680,509 compared to $1,480,751 in the same period in 2003, an increase of $199,758. Salaries increased $160,695 to $783,945 for the nine months ended September 30, 2004, compared to $623,250 for the same period in 2003. Included in salaries for the first nine months of 2004 was an expense of $60,000 recorded in the first quarter to provide severance benefits associated with our restructuring of certain staff positions. Also contributing to the increase was that in July and August of 2003, we replaced our president and chief executive officer, our senior loan officer, and added a chief financial officer, thereby increasing salary expense during the first nine months of 2004. The aggregate annual salary of our three new executives is $325,000 compared to the aggregate annual salary of $165,000 of those replaced. Other operating expenses for the first nine months of 2004 were $544,888 or $22,861 lower than the 2003 level of $567,749. This decrease is related to a decline in consulting fees and correspondent bank fees.

Noninterest expenses for the three months ended September 30, 2004, amounted to $583,325 compared to $525,444 in the same period in 2003, an increase of $57,881. Salaries increased $17,417 to $261,836 for the three months ended September 30, 2004, compared to $244,419 for the same period in 2003. Employee benefits increased $27,891 to $62,474 for the three months ended September 30, 2004, compared to $34,583 for the same period in 2003. The increase in expenses for salaries and employee benefits in the third quarter of 2004 compared to the third quarter of 2003 was related to the changes in executive management discussed above, and the addition of new managers and staff for our operations, lending and mortgage functions. Also, employee benefit expenses were lower during the third quarter of 2003 in that several members of our workforce were contracted though personnel agencies that were accountable for benefits expenses of these individuals. Furniture and equipment decreased $12,233 to $27,702 for the three months ended September 30, 2004, compared to $39,935 for the same period in 2003. The majority of the 2003 expense resulted from a write off taken in 2003 for computers and equipment that had no value after our system conversion in June 2003.

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

The investment portfolio at September 30, 2004, amounted to $348,327, a decrease of $18,239 or 5.0%, from $366,566 at December 31, 2003. All securities at September 30, 2004, and December 31, 2003, were classified as available for sale. The decrease in the investment portfolio occurred primarily due to accelerated pay backs of our mortgage backed securities due to the low interest rate environment and the refinancing of mortgages in these mortgage pools. In general, the funds received from the pay backs of the mortgaged backed securities were invested in federal funds and not reinvested into investment securities due to management’s decision to retain liquid assets in order to implement our business plans.

Loan Portfolio

Loans and leases, net of allowance, unearned fees and origination costs increased $7,873,222 or 51.0% to $23,298,070 at September 30, 2004, from $15,424,848 at December 31, 2003. This substantial increase is the result of implementing our business plan to expand our network and sources for potential commercial and residential real estate loans. In addition, the additional capital raised through the rights and public offerings in March 2004 has given us the capacity to make larger loans to a single borrower thereby improving the efficiency of our lending effort.

Residential real estate loans increased by $4,562,427 (142.0%), construction and land development loans increased by $680,912 (92.6%), commercial loans including commercial real estate loans increased by $3,057,910 (53.9%), commercial finance leases decreased by $647,406 (13.2%), home equity loans increased by $251,084 (27.2%) and installment loans increased by $62,299 (22.0%) from their respective balances at December 31, 2003.

Loans secured by real estate comprise the majority of the loan portfolio. AmericasBank’s loan customers are generally located in the greater Baltimore metropolitan area.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio
	September 30, 2004%		December 31, 2003%
Residential real estate	$7,775,779	32.83%	$3,213,352	20.44%
Construction and land development	1,416,158	5.98%	735,246	4.68%
Commercial, including real estate	8,727,134	36.85%	5,669,224	36.07%
Commercial finance leases	4,246,201	17.93%	4,893,607	31.14%
Home equity	1,173,270	4.95%	922,186	5.87%
Installment	345,446	1.46%	283,147	1.80%

	23,683,988	100.00%	15,716,762	100.00%

Allowance for loan and lease losses	311,839		275,077
Net deferred loan fees	74,079		16,837

	385,918		291,914

	$23,298,070		$15,424,848

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

Generally, we credit all interest payments received on nonaccruing credits to the principal balance of the loan or lease to reduce our credit exposure. If we have collateral that mitigates our credit exposure, we may recognize interest as income when received. As of September 30, 2004, and December 31, 2003, the balances of our nonaccrual loans were $35,000. As of September 30, 2004, and December 31, 2003, there were no balances of accruing loans and leases past due more than 90 days.

We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), “Accounting by Creditors for Impairment of a Loan,” as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure.” SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan and lease losses. We write off impaired loans when collection of the loan is doubtful. New management generally classifies nonaccrual loans and leases as impaired. As of September 30, 2004, and December 31, 2003, no credit had been identified as impaired other than the nonaccrual loans and leases described above.

We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan and lease losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, we generally require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of September 30, 2004, and December 31, 2003, we had $22,218 and $42,166 recorded as foreclosed real estate, respectively.

Deposits

We seek deposits within our market area by paying competitive interest rates and offering high quality customer service. On occasion we have offered premium rate certificates of deposit to support loan growth.

As indicated above, in the third quarter of 2004, we began using a web-based service to offer our certificates of deposit. The interest rate offered on these certificates of deposit is higher than what we would typically pay within our market. We have employed this service as an interim strategy to support our loan growth plans and view it as a cost effective and efficient process to raise deposits for specific terms.

At September 30, 2004, our total deposits have increased by $4,916,560 to $30,325,398 compared to $25,408,838 at December 31, 2003. This increase was primarily from an increase in our interest bearing deposits of $4,855,813 to $28,524,792 at September 30, 2004, from $23,668,979 at December 31, 2003. We issued $5,340,771 in certificates of deposit through the web-based service as discussed above at an average cost of approximately 3.44%. This increase in the first nine months of 2004 was partially offset by a decrease in brokered certificates of deposit of approximately $700,000 that were not renewed.

Due to our current financial condition, we were advised by our regulators that we should not use brokered deposits to grow our deposit base without regulatory approval. A rollover of a brokered deposit is considered a new brokered deposit for which we would require regulatory approval. Currently, as indicated above, our brokered deposits are not being rolled over.

Borrowings

On July 12, 2002, the Federal Home Loan Bank of Atlanta rescinded our line of credit because of our financial condition. As we improve our operations we will seek to reinstate our line of credit with the Federal Home Loan Bank, but there can be no assurance that we will be successful in our efforts.

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. We monitor our federal funds sold position on a daily basis in that this is our primary source of liquidity. We can also sell or pledge investment securities to create additional liquidity, albeit our total investment portfolio at September 30, 2004, was only $348,327. From time to time we sell or participate out loans to create additional liquidity as required. Additional liquidity is also available from our loans held for sale, which amounted to $1,447,531 at September 30, 2004. We have no other sources of liquidity, such as lines of credit or correspondent relationships with other financial institutions.

Our immediate sources of liquidity are cash and due from banks and short term investments. As of September 30, 2004, we had $568,873 in cash and due from banks, and $9,100,617 in federal funds sold and deposits at the Federal Home Loan Bank.

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

Capital

Our stockholders’ equity amounted to $5,528,895 at September 30, 2004, an increase of $3,996,258 from the $1,532,637 reported at December 31, 2003. On March 11, 2004, we closed our rights and public common stock offerings which resulted in additional capital of $5,027,091 after transactions costs and expenses. The increase in capital from these offerings has been reduced by the $1,030,889 net loss reported for the first nine months of 2004.

The following table shows our regulatory capital ratios and the minimum capital ratios currently required by our banking regulator to be “well capitalized” and “adequately capitalized.” As a result of the capital raised from our offerings, we are considered to be “well capitalized.” The table provides information for AmericasBank Corp.

	Risk Based Capital Analysis
(dollars in thousands)	September 30, 2004	December 31 2003
Tier 1 Capital:
Common stock	$37	$8
Additional paid-in capital	11,004	6,006
Retained earnings (deficit)	(5,530)	(4,499)
Less: disallowed assets	(27)	(30)

Total Tier 1 Capital	5,484	1,485

Tier 2 Capital:
Allowance for loan and lease losses	295	222

Total Risk Based Capital	$5,779	$1,707

Risk weighted assets	$23,582	$17,774

			Regulatory Minimum to be
			Well Capitalized	Adequately Capitalized
Capital Ratios:
Total risk based capital ratio	24.51%	9.61%	10.00%	8.00%
Tier 1 risk based capital ratio	23.25%	8.36%	6.00%	4.00%
Leverage ratio	17.51%	5.40%	5.00%	4.00%

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

Outstanding loan commitments and lines and letters of credit at September 30, 2004, are as follows:

Loan commitments	$920,010
Unused lines of credit	$4,354,304
Letters of credit	$85,267

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

In addition, there were no changes in AmericasBank Corp.’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, AmericasBank Corp.’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmericasBank Corp.

Date: November 12, 2004	By:	/s/ Mark H. Anders
Mark H. Anders, President
(Principal Executive Officer)

Date: November 12, 2004	By:	/s/ A. Gary Rever
A. Gary Rever, Chief Financial Officer
(Principal Accounting and Financial Officer)