Form 10KSB
period 2004-12-31
AMERICASBANK CORP
filed 2005-03-31
CIK 1040491

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for its most recent fiscal year were $1,845,274.

The aggregate market value of the common equity held by non-affiliates was $6,276,232 as of March 11, 2005, based on a sales price of $2.00 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in over the counter trading on March 11, 2005.

The number of shares outstanding of the issuer’s Common Stock was 3,766,810 as of March 11, 2005.

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

AmericasBank was not successful in implementing its business plans in connection with the conversion. It continued to incur losses during 2000 and 2001 (after incurring losses in 1997, 1998 and 1999). Moreover, AmericasBank failed to implement proper internal and operational controls. As a result, in 2001, AmericasBank Corp. and AmericasBank became subject to the regulatory agreements and conditions described below. AmericasBank Corp. also incurred losses in 2002, 2003 and 2004.

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

The Written Agreement also prohibits us from amending or rescinding approved plans and procedures without the prior written approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation. No assurances can be given that all changes to our operations, risk management systems or oversight functions have been properly approved. Furthermore, our new management, who joined us during July and August 2003, have made changes they believe are appropriate to certain risk management systems and operations without first obtaining the approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation.

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

Memorandum of Understanding

On June 18, 2001, AmericasBank received the consumer affairs examination report that the Federal Reserve Bank of Richmond conducted on its operations. In this report, the Federal Reserve Bank of Richmond identified violations of laws and regulations including Regulation B (Equal Credit Opportunity), Regulation E (Electronic Funds Transfer), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and the Real Estate Settlement Procedures Act. The Federal Reserve Bank referred the Real Estate Settlement Procedures Act violations to the U.S. Department of Housing and Urban Development as is required under applicable law. As of March 11, 2005, the U.S. Department of Housing and Urban Development has taken no action against AmericasBank.

In view of these violations, AmericasBank and the Federal Reserve Bank of Richmond entered into a Memorandum of Understanding on October 25, 2001 whereby AmericasBank and/or its board of directors agreed to take certain actions to improve its compliance procedures. Our new management was able to improve our compliance systems and we learned during the first quarter of 2005 that the Federal Reserve Bank of Richmond terminated the Memorandum of Understanding.

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

Our branch offices are located in Towson, Maryland and in the Highlandtown area of Baltimore. We also have a mortgage loan origination office in Towson, Maryland. Towson, Maryland is in Baltimore County, and is the county seat. Highlandtown is in the eastern quadrant of Baltimore City and is historically a stable blue-collar community of low to moderate income families.

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

The following table summarizes the composition of the loan portfolio by dollar amount and percentages at the dates indicated:

	Loan Portfolio December 31,
	2004	%	2003	%
Residential real estate	$15,743,998	49.67%	$3,213,352	20.44%
Construction and land development	3,975,815	12.54%	735,246	4.68%
Commercial, including real estate	5,688,317	17.94%	5,669,224	36.07%
Commercial finance leases	3,751,607	11.84%	4,893,607	31.14%
Home equity	2,171,661	6.85%	922,186	5.87%
Installment	369,151	1.16%	283,147	1.80%

	31,700,549	100.00%	15,716,762	100.00%

Allowance for loan and lease losses	(315,127)		(275,077)
Deferred loan origination fees, net of costs	(140,260)		(16,837)

	$31,245,162		$15,424,848

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

Commercial Finance Leasing. AmericasBank has invested in a portfolio of indirect, full pay-out lease transactions that are structured as multiple non-recourse fixed-rate loans to two leasing companies. Each loan is secured by an assignment of the leasing company’s interest in a full pay-out lease, an assignment of the lease payments under that lease, delivery of the original lease documents and a security interest in the underlying equipment. A default under an individual lease will not trigger a default under any other lease and the loans are not cross-collateralized. Because of their structure, throughout this report, we have described these loans as commercial finance leases.

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

Credit Policies and Administration. Our president and senior lending officer are primarily responsible for originating and maintaining a high quality, diversified loan portfolio. We have adopted comprehensive loan policies and underwriting standards for the types of lending we engage in or plan to engage in. These policies establish guidelines that govern our lending activities. Generally, they address such things as our desired target markets, underwriting and collateral requirements, account management procedures, loan approval procedures, handling of delinquent accounts and compliance with regulatory requirements.

Loan Solicitation and Processing. Loan originations are derived from a number of sources. Residential loan originations can be attributed to direct solicitation by AmericasBank’s loan officers based on referrals from present depositors and borrowers, AmericasBank’s directors, builders, real estate agents, attorneys, accountants and walk-in customers; and indirectly through other lenders, including other community banks, credit unions, and mortgage brokers. Loan applications, whether originated through AmericasBank or through mortgage brokers or other third party intermediaries, are underwritten and closed based on the same standards. Consumer and commercial real estate loan originations emanate from many of the same sources. Commercial loan opportunities can be referred to the bank but are just as likely to result from highly targeted direct calling efforts by bank officers. Within the next several years, we intend to continue to open loan processing offices throughout our primary market area to support our residential mortgage lending services.

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

Currently, our customers have access to telephone banking, Internet banking, ATM/debit cards, safe deposit boxes (from the Towson location), travelers’ checks, money orders, wire transfers, ACH, and direct deposit of payroll. We provide our customers with check imaging, which eliminates our cost of returning checks to customers and the clutter that cancelled checks cause to our customers. We have ATM machines at both of our branch offices.

We offer our commercial customers expanded cash management services such as sweep accounts, repurchase agreements and account reconciliation services.

We intend to continue to use the Internet and technology to augment our business plans. Moreover, we will continue to evaluate cost effective ways that technology can enhance our management, products and services. We believe that our data processing capability, provided through a third party vendor, will be adequate to support the introduction of new products and services.

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

Employees

As of March 11, 2005, AmericasBank had 23 full time employees. None of these employees are covered by a collective bargaining agreement. We believe that relations with our employees are good. AmericasBank Corp. has no employees.

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

Tier 1 Capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as “available for sale” in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a commercial bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

Prompt Corrective Action

Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank will be deemed to be: (i) “well capitalized” if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. As of December 31, 2004, AmericasBank Corp. and AmericasBank met the regulatory requirement to be considered “well capitalized.”

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

Loans to One Borrower

AmericasBank is subject to the statutory and regulatory limits on the extension of credit to one borrower. Generally, the maximum amount of total outstanding loans that a Maryland chartered trust company may have to any one borrower at any one time is 15% of its unimpaired capital and surplus. As of December 31, 2004, we were able to lend $791,000 to any one borrower.

Liquidity

AmericasBank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits. AmericasBank is also subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. As of December 31, 2004, amounts in transaction accounts above $7,000,000 and up to $47,600,000 must have reserves held against them in the ratio of three percent of the amount. Amounts above $47,600,000 require reserves of $1,218,000 plus 10 percent of the amount in excess of $47,600,000. The Maryland reserve requirements may be used to satisfy the requirements of Federal Reserve Regulation D. We are in compliance with our liquidity requirements.

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

FACTORS AFFECTING FUTURE RESULTS

Some of the matters discussed in this annual report including under the captions “Business of AmericasBank Corp. and AmericasBank,” “Supervision and Regulation” and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan and lease losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend”, or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty. AmericasBank Corp.’s actual results and the actual outcome of AmericasBank Corp.’s expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and AmericasBank Corp. undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

We may continue to incur losses. Because AmericasBank Corp.’s primary asset is the capital stock of AmericasBank, our operating results and financial position depend on the operating results and financial position of AmericasBank. For the years ended December 31, 2004, 2003 and 2002, AmericasBank Corp. incurred net losses of approximately $1,294,978, $1,118,761 and $1,000,221, respectively.

But for the expenses that we will incur in 2005 and thereafter as a result of adopting the fair value method of accounting for our stock-based compensation, as further described below, management believes that AmericasBank Corp. would reach monthly profitability sometime during the third or fourth quarter of 2005. Accounting for such expenses, management believes that AmericasBank Corp. will reach monthly profitability during the first quarter of 2006. However, there can be no assurance that AmericasBank will achieve monthly profitability within such time frames or ever.

During 2005, AmericasBank Corp. intends to recognize expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123, “Accounting for Stock Based Compensation.” Information summarizing the pro forma effect on our 2004 net loss and loss per share of common stock using an optional fair value based method is included in Note 1of our audited consolidated financial statements. Many other factors could also adversely affect our short and long term operating performance, including the failure to implement fully our business strategy, unfavorable economic conditions, increased competition, loss of key personnel and government regulation.

We may require additional capital. Management believes that additional capital may be required in the future to support growth of AmericasBank Corp. Any additional capital, if available at all, may be on terms which are not as favorable to AmericasBank Corp. as that desired by management and may result in dilution to stockholders. If adequate capital is not available, AmericasBank Corp. may be required to curtail some of its expected growth strategy.

We may not be successful in implementing our strategic initiatives. Our ability to implement our strategic initiatives depends on, among other things, our ability to implement fully the expansion of our residential mortgage lending division and the success of that division. Among other factors, the success of the residential mortgage lending division is dependent on market interest rates and the economy in our market area, both of which are beyond our control. Although our new management has a track record of success with troubled financial institutions, there is no assurance that they will be successful in implementing our strategic initiatives or that, even if implemented, the initiatives will be successful.

We depend on the services of key personnel, including Mark H. Anders, A. Gary Rever and John D. Muncks. We cannot be certain that we will be able to retain such personnel or hire replacements, and the loss of Mr. Anders, Mr. Rever or Mr. Muncks could disrupt our operations and result in reduced earnings or additional losses. Our goal is to become a customer-focused and relationship-driven organization. We expect our ability to operate profitably to be driven in a large part on the relationships maintained with our customers by our executives. We have entered into employment agreements with Mr. Anders, our president and chief executive officer, Mr. Rever, an executive vice president and our chief financial officer and Mr. Muncks, an executive vice president and our chief lending officer, but the existence of such agreements does not assure that we will be able to retain their services. The unexpected loss of the services of Mr. Anders, Mr. Rever or Mr. Muncks or other key employees could have a material adverse effect on our operations and could result in our inability to achieve profitability. We have sought to mitigate this risk by including non-compete provisions in their employment agreements. Also, because we must obtain the approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation to hire senior executive officers, if we are not able to retain the services of Mr. Anders, Mr. Rever or Mr. Muncks, we may not be able to replace any of them quickly and that could have an adverse effect on our operations.

In addition, our business plan depends upon our ability to increase the loan portfolio and generate fees through our residential mortgage lending division and we must hire the management and staff to implement fully the expansion of that division. We believe that we will be able to continue to hire the key managers and staff to expand in this area, although there is no assurance that this will be the case. The failure to retain employees and continue to fill these positions could have a material adverse effect on our operations and could result in our inability to achieve profitability.

Our Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation places restrictions on our activities and imposes significant reporting obligations upon us and we may not be in compliance with it. The Written Agreement requires us to implement comprehensive plans to improve our risk management and compliance systems, oversight functions, operating and financial management, capital and business plans. The Written Agreement imposes significant operational and reporting requirements upon us, and prohibits us from amending or rescinding approved plans and procedures without the prior written approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation. No assurances can be given that all changes to our operations, risk management systems or oversight functions have been properly approved. Furthermore, management has made changes they believe are appropriate to certain risk management systems and operations without first obtaining the approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation. For this reason, we cannot state that we are in compliance with the Written Agreement; however, we believe that we are in material compliance and that the changes we have made are consistent with operating AmericasBank in a safe and sound manner.

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

AmericasBank may be subject to action by the U.S. Department of Housing and Urban Development as a result of violations of the Real Estate Settlement Procedures Act. As part of an examination in 2001, the Federal Reserve Bank of Richmond identified violations by AmericasBank of the Real Estate Settlement Procedures Act. The Federal Reserve Bank of Richmond referred the Real Estate Settlement Procedures Act violations to the U.S. Department of Housing and Urban Development as is required under applicable law. To date, the U.S. Department of Housing and Urban Development has taken no action against AmericasBank. Although AmericasBank does not believe that the Department of Housing and Urban Development will take any actions against AmericasBank, there can be no assurance that that will be the case. If the Department of Housing and Urban Development were to take an action against AmericasBank as a result of the violations identified by the Federal Reserve Bank of Richmond, it could have a material adverse effect on our operations.

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

Among other things, as a correspondent lender, we are exposed to repurchase liability for documentation defects and, for a limited time, payment performance. We also are required to refund the income that we earn on the sale of a loan if that loan is paid-off within 120 days from the time it is purchased. This contingent liability, also known as a prompt prepayment refund, is most likely to occur during periods when long-term mortgage rates contract quickly, motivating people to refinance their mortgage multiple times to lower their mortgage payments. In addition, the investors to whom we sell or broker loans evaluate our financial performance, the underlying performance of the loans we broker and sell to them, and the quality of our administrative functions in determining whether we qualify for their lending programs. Either party on short notice may cancel the correspondent lending and broker agreements.

Because we intend to focus our short-term efforts on acting as a correspondent lender or broker, any obligations that we have to repurchase a large number of loans or make prompt repayment refunds could have a material adverse effect on our operations and could result in our inability to achieve profitability. Also, our business could be adversely affected if any of the investors to whom we sell or broker loans terminate their relationships with us and we are not able to enter into new relationships with other investors.

We are limited in our ability to use brokered deposits to grow our deposit base. Due to our current financial condition, we were advised by our regulators that, without regulatory approval, we should limit our use of brokered certificates of deposit to $3,200,000. As of December 31, 2004, approximately $1,782,291 of our total interest-bearing deposits or 5.51% were considered brokered. This requirement limits a dependable source of liquidity and may adversely affect our ability to grow our loan portfolio. In order to attract other deposits, we may offer certificates of deposit with premium rates. Paying premium rates on certificates of deposit will likely increase our interest expense and, accordingly, adversely affect our net interest margin.

Our profitability depends on our ability to manage our balance sheet to minimize the effects of interest rate fluctuation on our net interest margin. Our results of operations depend on the stability of our “net interest margin,” which is the difference in the yield we earn on our earning assets and our cost of funds, both of which are influenced by interest rate fluctuations. Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy and geo-political stability, are not predictable or controllable. In addition, the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits are heavily influenced by competitive factors. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets. These factors influence our ability to maintain a stable net interest margin. At December 31, 2004, our net interest margin was 2.82%, which is substantially below that of most banks.

We seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position. Generally speaking, our earnings will be more sensitive to fluctuations in interest rates the greater the variance in volume of assets and liabilities that mature and re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, and whether AmericasBank is more asset sensitive or liability sensitive. Accordingly, we may not be successful in maintaining this neutral position and, as a result, our net interest margin may suffer.

Our legal lending limit may limit our growth. We are limited in the amount we can lend to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2004, we were able to lend $791,000 to any one borrower. The amount we can lend to a single borrower is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. Our legal lending limit also may result in less efficiencies in our operations as we have to make many small loans instead of a lesser number of larger loans. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available. We cannot assure you that we will be able to attract or maintain customers seeking larger loans or that we will be able to sell participations in such loans on terms we consider favorable.

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

If the leasing companies to which we have extended credit in connection with our lease portfolio were to declare bankruptcy, we could be adversely affected. In the ordinary course of business, we have made non-recourse loans to two leasing companies totaling, as of December 31, 2004, approximately $3,751,607 or 11.84% of our loan portfolio. Each loan is secured by an assignment of the leasing company’s interest in a full pay-out lease, an assignment of the lease payments under that lease, delivery of the original lease documents and a security interest in the underlying equipment. The leasing companies service these leases, and the lessee makes payment directly to the leasing companies, which forwards the lease payments to us. Because of their structure, throughout this report we have described these loans as commercial finance leases.

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

Our operations depend upon third party vendors that perform services for us. We outsource many of the functions which allow us to operate as a bank, including our data processing function and the interchange and transmission services for our ATM network. As such, our success and our ability to grow our operations necessarily depend on the services provided by these third parties. Disputes with these third parties can adversely affect our operations. Although we believe that we have good relations with our third party vendors and that they can adequately service our needs, including our needs as we expand the business, there can be no assurance that we will engage appropriate vendors or that the vendors engaged will be able to perform successfully.

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

Our need to comply with extensive and complex government regulation could have an adverse effect on our business. The banking industry is subject to extensive regulation by state and federal banking authorities. Many of these regulations are intended to protect depositors, the public or the Federal Deposit Insurance Corporation insurance funds, not shareholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our operations and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in general, and AmericasBank specifically, at a competitive disadvantage compared to less regulated competitors. We are particularly susceptible to this risk due to the constraints imposed upon us by the Written Agreement. In addition, the cost of compliance with regulatory requirements, including the cost of complying with the Written Agreement, could adversely affect our ability to reduce losses or operate profitably.

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

Item 2. Description of Property

Towson

We acquired our headquarters, which is a full service banking branch and office facility located at 500 York Road in Towson, Maryland on December 31, 1997 for $650,000 through a former wholly owned subsidiary, AmericasBank Holdings Corporation. The building is two stories and approximately 7,000 square feet situated on .2026 acres of land. The first floor contains approximately 2,700 square feet of retail banking space, the second floor contains approximately 1,800 square feet of office space and the basement contains approximately 2,500 square feet of retail office space. In the past, we had leased the basement level office space and part of the second floor office space. Currently, we utilize all of this space for our operations.

The property also houses a 305 gross square foot drive through building. The drive through is not currently in operation and we have no intention of utilizing it for the foreseeable future.

Our branch at this location opened in September 1999. AmericasBank Holdings Corporation later transferred the property to AmericasBank.

We also lease approximately 1,179 square feet of property at 504 Baltimore Avenue, Towson, Maryland for our Baltimore area loan origination office. The initial lease commenced on September 1, 2001 and was renewed for three additional years commencing on September 1, 2004. The renewed lease has a base rent of $1,640 per month for the first year and $1,670 and $1,700, respectively, for years two and three. We acquired this lease as part of our acquisition of certain assets and assumption of certain liabilities of uvm Mortgage Marketing Inc. in October 2004.

Highlandtown

AmericasBank leases a 1,430 square foot building located in the Highlandtown Village Shopping Center at 3860 East Lombard Street, Baltimore, Maryland from an unaffiliated party for use as a bank branch. The initial term of the lease commenced on October 18, 2000 with the first full lease year commencing on November 1, 2000. The lease has an initial term of five years at base rents of $1,311 per month for the first two years and $1,370, $1,400 and $1,460, respectively, for years three, four and five. The lease contains two additional five-year renewal options with increased monthly base rent. We opened this location after operating from other space in the Highlandtown area of Baltimore since our organization in December 1997.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2004 to a vote of security holders of AmericasBank Corp.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock Prices and Market for Our Common Stock

As of March 11, 2005, AmericasBank Corp. had outstanding 3,766,810, shares of common stock held by approximately 260 shareholders of record. On or about March 12, 2004, AmericasBank Corp.’s common stock began to be quoted for trading on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “AMBB.” Prior to that time, AmericasBank Corp.’s common stock traded in privately negotiated transactions and sales, typically involving a small number of trades, which were reported from time to time on the Pink Sheets under the symbol “AMBB.”

The following table reflects the high and low sales information as reported on the Over the Counter Bulletin Board (OTCBB) (for 2004) or the Pink Sheet (for 2003). The information reflects inter-dealer prices, which may or may not reflect retail mark-ups, mark-downs, or commissions and may not represent actual transactions. Also, these transactions may not be representative of all transactions during the indicated periods or the actual fair market value of our common stock at the time of such transactions due to the infrequency of trades and the limited market for our common stock.

	Sale Price Range
	High	Low	Last
2003
First Quarter	$2.05	$2.05	$2.05
Second Quarter	$2.22	$2.05	$2.22
Third Quarter	$3.00	$3.00	$3.00
Fourth Quarter	$2.50	$2.30	$2.30

	High	Low	Last
2004
First Quarter	$2.35	$2.00	$2.25
Second Quarter	$2.20	$1.90	$1.90
Third Quarter	$1.95	$1.75	$1.80
Fourth Quarter	$1.95	$1.75	$1.85

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

On December 2, 2003, the holders of our Series A Preferred Stock exchanged their 200,060 outstanding shares for 200,060 outstanding shares of common stock. The shares were exchanged to facilitate our rights and public offerings, including eliminating any liquidation preference on our outstanding capital stock.

On October 5, 2004, AmericasBank completed the acquisition of certain assets and assumption of certain liabilities of uvm Mortgage Marketing, Inc. of Towson, Maryland. The purchase price of $274,500 consisted of cash and 100,000 restricted shares of AmericasBank Corp. common stock that vest over two years.

On November 18, 2004, directors Savas J. Karas, Graylin E. Smith, and John C. Weiss III each purchased 250 shares of common stock at $2.00 per share to satisfy the director’s stock ownership requirement under Maryland State Banking Laws.

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

SELECTED FINANCIAL DATA

The following table summarizes our selected consolidated financial information and other financial data. The selected balance sheet and statement of income data, insofar as they relate to the years ended December 31, 2004 and 2003, are derived from our audited consolidated financial statements. This information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report. Results for past periods are not necessarily indicative of results that may be expected for any future period.

	Year Ended December 31,
	2004	2003
Income Statement Data:
Net interest income	$855,230	$612,638
Provision for loan and lease losses	20,000	75,000
Noninterest revenue	210,517	304,625
Noninterest expenses	2,340,725	1,961,024
Income taxes	—	—
Net loss	$(1,294,978)	$(1,118,761)

Per Share and Shares Outstanding Data:
Basic net loss per common share	$(0.41)	$(1.84)
Diluted net loss per common share	$(0.41)	$(1.84)
Cash dividends declared	$—	$—
Book value per common share at period end	$1.43	$1.94
Tangible book value per common share at period end (1)	$1.35	$1.90
Common shares outstanding, period end	3,766,810	791,060
Average common shares outstanding, basic	3,140,330	607,443
Average common shares outstanding, diluted	3,140,330	607,443

Balance Sheet Data:
Total assets	$40,132,099	$27,065,027
Total loans, net	31,245,162	15,424,848
Total deposits	34,570,293	25,408,838
Stockholders’ equity	5,395,804	1,532,637

Performance Ratios:
Return on average assets	(4.04)%	(4.07)%
Return on average equity	(27.57)%	(55.12)%
Net interest margin	2.82%	2.39%

Asset Quality Ratios:
Allowance to period-end loans	0.99%	1.75%
Non-performing assets to total gross loans and foreclosed real estate	0.55%	0.49%

Capital Ratios:
Total risk-based capital ratio	19.94%	9.61%
Tier I risk-based capital ratio	18.77%	8.36%
Leverage capital ratio	13.19%	5.40%
Total equity to total assets	13.45%	5.66%

(1)	Excludes unamortized premium paid for the loans and deposits purchased from Rushmore Trust & Savings, FSB in 1997, and goodwill from the purchase of certain assets of uvm Mortgage Marketing, Inc. in October, 2004.

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

Overview

Much happened during 2004. Among the events of note:

•	While we continued to incur losses, suffering a loss of $1,294,978 for the year compared to a loss of $1,118,761 for 2003, we have repositioned the Bank by adding capital, hiring experienced operating managers and staff in the banking and mortgage areas, increased our product offerings to make us competitive in selling cash management services, and invested in resources to increase our loan origination capacity.

•	On March 11, 2004, we closed our rights offering of up to 400,000 shares of common stock to our shareholders of record on December 22, 2003 at $2.00 per share and our public offering of 2,475,000 shares plus any shares that were not sold in the rights offering at $2.00 per share. We sold an aggregate of 2,875,000 shares in the offerings and received net offering proceeds of $5,027,091. With the addition of this capital, we became a “well capitalized” bank as defined by our regulators and substantially increased our legal lending limit. We ended 2004 with net loans at $31,245,162, an increase of $15,820,314 or 102.6% from the end of 2003, with approximately 50% of the loan growth occurring in the fourth quarter of 2004.

•	We have improved the overall governance and management of the institution by adding experienced new board members and operating management. On June 3, 2004 our shareholders elected three new board members: Savas J. Karas, CPA, Graylin E. Smith, CPA, and John C. Weiss III to three-year terms expiring at the 2007 annual meeting. We believe that each of these members brings exceptional business acumen to our board and that these individuals can assist us with our operation, development and promotion in light of our current financial situation. We also added three new operational managers with extensive experience to run our bank operations area, to manage our portfolio loans, and to manage our mortgage operation. Our bank and mortgage operation managers joined us in the latter part of the first quarter and have implemented system and procedural changes in their respective areas. Our bank portfolio loan manager joined us in the second quarter and she too has implemented many changes in our loan processing procedures. Maintaining solid operational platforms upon which we can continue to expand our business model is a key component of our business plan and we believe that we have the right individuals in place to lead this effort.

•	October 5, 2004, AmericasBank completed the acquisition of certain assets and the assumption of certain liabilities of uvm Mortgage Marketing, Inc. of Towson, Maryland. With this acquisition, we ended 2004 with four experienced loan originators compared to one at the end of 2003, greatly increasing our mortgage loan origination capacity. In addition, we have entered into agreements with additional companies to sell or broker loans. Most of these companies were key investors used by the loan originators of uvm Mortgage Marketing, Inc. prior to the acquisition and we believe we can leverage the value of this existing network to more quickly grow the mortgage business.

•	The Memorandum of Understanding with the Federal Reserve Bank of Richmond was terminated. We continued to operate under the Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation throughout the year.

•	We began using a web-based service to offer our certificates of deposit as an interim strategy to support our loan growth. The interest rate offered on these certificates of deposit is higher than what we would typically pay within our market. We view this strategy as a cost effective and efficient process to raise deposits for specific terms. The use of higher cost certificates of deposit is integral to the business plan developed by our management team to bring the Bank to profitability. The longer term funding strategy is to replace these higher cost deposits with lower cost and less volatile core deposits from small businesses and professional firms. The successful implementation of this stage of the strategy is highly dependent on our ability to establish confidence and deliver superior services to this group of targeted customers. During 2004, we issued $8,316,044 in certificates of deposit through the web-based service at an average cost of approximately 3.49%. Deposits from this source represented 25.7% of our interest bearing deposits as of December 31, 2004.

•	We continued to expand and enhance our commercial and retail cash management products and in the third quarter began offering an internet banking service to both our commercial and retail customers. We also redesigned the appearance of our website with the plan to utilize the site as a more efficient communication tool with our customers and investors.

•	We resolved the issues related to our prior management’s settlement and sale of loans which were to be insured by the Federal Housing Administration (HUD) prior to HUD’s review of our underwriting and the issuance of the mortgage insurance certificate. During 2004 we repurchased seven loans totaling approximately $874,000 and refunded approximately $25,000 of our service release premium and point spread to the purchasing investors. We recorded these loans at market at the time of repurchase and because of payment delinquency and changes in interest rates we expensed approximately $29,000. We will endeavor to refinance these loans.

We believe that we have the management in place and have established a strategy that will allow us to become profitable. But for the expenses that we will incur in 2005 and thereafter as a result of adopting the fair value method of accounting for our stock-based compensation, as further described below, management believes that AmericasBank Corp. would reach monthly profitability sometime during the third or fourth quarter of 2005. Accounting for such expenses, management believes that AmericasBank Corp. will reach monthly profitability during the first quarter of 2006. However, there can be no assurance that we will become profitable.

During 2005, AmericasBank Corp. intends to recognize expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123, “Accounting for Stock Based Compensation.” Information summarizing the pro forma effect on our 2004 net loss and loss per share of common stock using an optional fair value based method is included in Note 1of our audited consolidated financial statements.

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

We have pursued six strategic initiatives to achieve profitability:

•	Engage and retain experienced management and staff with a track record of success;

•	Obtain adequate capitalization;

•	Resolve the outstanding regulatory issues that affect us;

•	Expand our lending activities and increase our noninterest income;

•	Improve our net interest margin by increasing our base of core commercial and retail deposits and through more effective asset and liability management; and

•	Control the growth of noninterest expenses.

Engage and Retain Experienced Management. We hired three new executives – Messrs. Anders, Rever and Muncks - to form our management team in July and August, 2003. During 2004, we hired the operating management and staff to supervise and control the risks, including the compliance risks, involved in residential mortgage lending. Also, with the hiring of the former employees of uvm Mortgage Marketing Inc. in October 2004, we now have four experienced loan origination officers.

To align the interest of our management team with our success, we have granted management what we believe to be an incentive compensation package that will reward management for exceptional performance. In general, the incentive compensation is based upon management achieving certain financial and asset quality goals and maintaining satisfactory regulatory ratings. See the discussion under the caption “Incentive Compensation – 2004 Stock Incentive Plan.”

In June 2004, we added three new members to our board who we believe have the characteristics necessary to assist us with our operation, development and promotion in light of our current financial situation, and reduced the total board members from thirteen to eleven. We will continue to evaluate whether we need to attract additional new members to our board of directors.

Obtain Adequate Capitalization. As a result of the rights offering and public offering, we were able to raise $5,027,091 of net offering proceeds during March 2004. If we are successful with our business plan, we believe that this additional capital will allow us to leverage our balance sheet to increase earning assets to the seventy-five million dollar level over the next three years. At this level, we believe we should be able to generate sufficient capital through earnings to support moderate growth.

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

Until we achieve profitability, some of the capital raised in the offerings and/or our existing capital will necessarily be used to fund operating losses, such as the $1,294,978 loss in 2004. The total amount required to fund operating losses, however, cannot be accurately quantified as it depends upon how successful we are in implementing our business plans, how quickly we can implement our plans, market interest rates and the economy in our market area, among other known and unknown factors. Until we are able to fully implement our business plans, operating losses will include various new expenses (i.e., expenses that we have not historically incurred) such as public company expenses and expenses resulting from our stock-based compensation, expanding our mortgage lending staff, marketing our services, investing in new technology and improving our compliance management programs.

In order to leverage our balance sheet more rapidly and to reduce the risks associated with operating with limited capital, we will evaluate during 2005 whether we should seek to raise additional capital. Having additional capital sooner (by raising additional capital) rather than later (through growth) would, among other things, likely provide a hedge against market factors affecting our business which are outside of our control.

Resolve Outstanding Regulatory Issues. Because of concerns related to AmericasBank’s violations of certain consumer lending laws, we agreed to enter into a Memorandum of Understanding with the Federal Reserve Bank of Richmond on October 25, 2001. We made improvements to our compliance systems in accordance with the Memorandum of Understanding and learned during the first quarter of 2005 that the Federal Reserve Bank of Richmond terminated the Memorandum of Understanding.

Because of poor operating performance and financial condition and in order to restore and maintain the financial soundness of AmericasBank Corp. and AmericasBank, we agreed to enter into and operate under a Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation in August 2001. While we believe that we have addressed many of the items in the Written Agreement; however, our continuing operating losses remain a primary concern to our regulators. In addition, our management has made changes they believe are appropriate to certain risk management systems and operations without first obtaining the approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation, as required by the Written Agreement. Our regulators have not taken any actions as a result of our failure to comply with certain of the items in the Written Agreement and we have not taken any actions as a result of our failure to obtain their approval for the changes made to certain of our risk management systems and operations, although they are aware of the changes. We believe this is because they have allowed our management to focus on implementing new operational controls and processes; however, we have not received any assurances from our regulators in this regard.

We believe that the capital raised in the rights offering and the public offering provides us with the capital necessary to remedy several of the outstanding deficiencies contained in the Written Agreement. The additional capital will allow us to grow as evidenced during the later half of 2004 and, we believe, become more efficient. We believe that greater efficiency will improve our compliance management programs, which were identified as needing significant improvement in the Written Agreement. In general, the larger a banking institution is, the more effective it can be in leveraging economies of scale in connection with its compliance management programs. Currently, we believe that it will take most of 2005 to remedy all outstanding deficiencies. Remedying all outstanding deficiencies and having the Written Agreement terminated are important to our future success because they impose restrictions on our operations. We continue to work closely with Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation to remedy all outstanding deficiencies.

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

Our net interest margin did improve to 2.82% in 2004 from 2.39% in 2003. The additional capital raised in March of 2004, an increase in yield on our earning assets, and a decrease in the interest rate paid on deposits all contributed to the improvement of our interest margin in 2004.

Control Noninterest Expenses. Noninterest expenses at AmericasBank have generally been level with the exception of the high level of professional and consulting fees paid out over the last several years. Going forward, we will incur additional costs in connection with operating as a public company; marketing our services, particularly our mortgage banking services; investing in technological products and services and improving our compliance management programs.

There will be few additions to staff within the core banking operations for the foreseeable future; however, management expects staffing levels in the mortgage operation to expand by 12-15 people during the next several years if we are successful in implementing our business plans. We estimate that three quarters of the new mortgage positions will be loan officers, and that the majority of income earned by these officers will be based on loans originated for sale in the secondary market, with us acting as a broker or the correspondent lender. As is typical in the mortgage lending industry, loan officers are paid a commission based on the amount of fee income generated with a draw allowed against anticipated future income based on past performance. The remaining staff additions to our mortgage operations will be salary-based, however, these positions will be indirectly based on the number of commissioned-based loan officers and the volume of loans originated for sale. We will also incur additional costs as we market our services, particularly our mortgage banking services, invest in technological products and services and improve our compliance management programs.

During 2004, we replaced our mortgage operations manager and her staff, and added two additional staff positions bring the total operations group to five. We also added three loans officers during 2004, increasing our loan origination group to four.

One reason the mortgage lending business is attractive to us is because it allows us to build a highly competent sales team on a commission basis and to incrementally add or reduce staff as production and portfolio volume increases or decreases with changes in market conditions. Currently, the mortgage division has five administrative people supporting four loan officers. We believe that this level of staff support is adequate for six to seven lending officers. The biggest fixed expense in the mortgage lending business comes from the base salaries of the vice president who oversees our mortgage operations division and her staff, but we believe that hiring experienced mortgage professionals is essential based on the amount of work needed in the product development, recruiting and marketing functions.

We anticipate that our four loan officers will originate approximately $60 to $70 million of loans for sale per annum. While this business is sensitive to changes in interest rates and may decline due recent increases in rates, we believe that we have retained experienced loan officers capable of sourcing business in a rising interest rate environment. The business is also seasonal and we expect the second and fourth quarters to be our strongest. At this level, our mortgage lending operation will operate more efficiently or profitably. We believe that we need to generate approximately $75 million of loans originated for sale on an annual basis for our mortgage operation to be efficient and profitable.

Summary of Recent Performance

For the year ended December 31, 2004, our net loss was $1,294,978, compared to a net loss of $1,118,761 for the prior year. Basic and diluted loss per common share were $(0.41) for the year ended December 31, 2004, compared to $(1.84) for the year ended December 31, 2003.

Total assets were $40,132,099 on December 31, 2004, an increase of $13,067,072 or 48.3% over the December 31, 2003 level of $27,065,027.

Total loans, net of allowance, were $31,245,162 at December 31, 2004, which represents a $15,820,314 increase or 102.6% from $15,424,848 at December 31, 2003. The increase in the loan portfolio since the end of December 31, 2003 occurred primarily within the mortgage loan portfolio, which was an expanded focus for us during 2004.

The allowance for loan losses was $315,127 or 0.99% of loans at December 31, 2004, compared to $275,077 or 1.75% of loans at December 31, 2003. Our non-performing assets were $175,742 or 0.55% of loans at December 31, 2004, compared to $77,166 or 0.49% of loans and foreclosed real estate at December 31, 2003.

Total deposits were $34,570,293 at December 31, 2004, which represents a $9,161,455 or 36.1% increase from $25,408,838 of total deposits at December 31, 2003. In 2004, we began offering premium rate certificates of deposit through an Internet-based service and generated $8,316,044 in these types of deposits as of December 31, 2004.

Total stockholders’ equity was $5,395,804 at December 31, 2004 compared to $1,532,637 at December 31, 2003. Stockholders’ equity increased by $3,863,167 from December 31, 2003 to December 31, 2004 primarily from the net proceeds of common stock issued in our rights and public offerings of $5,027,091, which was offset by the loss for the year of $1,294,978.

Our net interest margin was 2.82% for the year ended December 31, 2004, compared to 2.39% for the year ended December 31, 2003. The yield on our earning assets increased from 5.32% in 2003 to 5.39% in 2004 due to our increase in loans and the capital raised in March 2004, which was invested in interest earning assets. Our net interest margin also increased from a decline in our rate on deposits from 2.97% in 2003 to 2.87% in 2004. This decline is primarily from the maturity of high priced certificates of deposit being replaced by lower cost funds. We anticipate that this trend will cease as current interest rates are rising, directly increasing our cost of funds. Also, we are marketing higher costs certificates of deposit that will contribute to an increase in our cost of funds. We expect the yield on our earning assets to continue to increase as market interest rates rise, and as we continue to add loans and maintain lesser amounts of investments in federal funds sold accounts.

Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003

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

Net interest income for the year ended December 31, 2004 increased 39.6% to $855,230 from $612,638 for the year ended December 31, 2003. The increase is primarily attributable to an 18.2% increase in average interest earning assets to $30,313,020 for the year ended December 31, 2004 from $25,640,811 of average interest earning assets for the year ended December 31, 2003.

Interest revenue increased by $271,584 or 19.9% from $1,363,173 for the year ended December 31, 2003 to $1,634,757 for the year ended December 31, 2004. The majority of the increase in interest revenue came from an 18.2% increase in average interest earning assets. Total average loans increased by $4,323,738 or 28.0%, mainly in commercial real estate loans, construction loans, commercial finance leases and home equity loans. Interest revenue from loans and leases, excluding loans held for sale, increased by $285,569 or 25.6% in 2004 compared to 2003. Interest expense amounted to $779,527 for the year ended December 31, 2004, which was $28,992 or 3.9% higher than the $750,535 for the year ended December 31, 2003. Our average interest bearing deposits increased by $1,980,370 or 8.6% for the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily from an increase in average certificates of deposit and interest bearing checking, partially offset by a decline in average savings account balances.

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

During the next 12 months, there are $6,951,605 in certificates of deposit or 27.8% of our certificates of deposit portfolio with an average interest rate of 3.89% that will mature and will re-price to the then current market interest rate. Our business plan is to offer competitive interest rates on certificates of deposit and, accordingly, we believe that we will be able to retain many of these deposits.

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

Average Balances, Interest, and Yields/Rates

	2004			2003
	Average balance	Interest	Yield/ Rate	Average balance	Interest	Yield/ Rate
Assets:
Federal Funds Sold and FHLB deposit	$8,852,235	$119,093	1.35%	$7,366,884	$80,363	1.09%
FHLB and FRB dividends	144,232	7,004	4.86%	175,874	8,195	4.66%

Investment Securities
Mortgage backed	5,690	155	2.72%	97,479	3,479	3.57%
Preferred trust	300,000	30,000	10.00%	300,000	30,000	10.00%
Equity security	30,000	1,380	4.60%	30,000	884	2.95%

Total investment securities	335,690	31,535	9.39%	427,479	34,363	8.04%

Loans held for sale	1,203,151	74,775	6.21%	2,216,600	123,471	5.57%

Loans:
Residential real estate	4,167,850	336,535	8.07%	5,417,137	418,714	7.73%
Construction and land development	2,567,577	153,195	5.97%	851,024	39,983	4.70%
Commercial, including real estate	7,297,376	526,957	7.22%	5,369,730	366,942	6.83%
Commercial finance leases	4,331,791	312,156	7.21%	2,717,558	228,970	8.43%
Home equity	1,117,609	52,209	4.67%	706,162	34,622	4.90%
Installment	295,509	21,298	7.21%	392,363	27,550	7.02%

Total loans	19,777,712	1,402,350	7.09%	15,453,974	1,116,781	7.23%

Total interest earning assets	30,313,020	1,634,757	5.39%	25,640,811	1,363,173	5.32%

Allowance for loan and lease losses	(303,900)			(278,525)
Noninterest-bearing cash	877,046			1,109,656
Premises and equipment	895,415			858,267
Other assets	247,553			128,283

Total assets	32,029,134			27,458,492

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	5,483,001	61,217	1.12%	6,428,669	60,083	0.93%
NOW, money market and escrow	1,329,040	15,064	1.13%	762,932	9,108	1.19%
Certificates of deposit	18,307,400	703,246	3.84%	15,947,470	681,344	4.27%

Total interest-bearing deposits	25,119,441	779,527	3.10%	23,139,071	750,535	3.24%
Noninterest-bearing deposits	2,032,980	—		2,115,811	—

	27,152,421	779,527	2.87%	25,254,882	750,535	2.97%

Other liabilities	179,707			173,945
Stockholders’ equity	4,697,006			2,029,665

Total Liabilities and Stockholders’ Equity	$32,029,134			$27,458,492

Net interest spread			2.52%			2.35%
Net interest income		$855,230			$612,638

Net margin on earning assets			2.82%			2.39%

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest revenue or expense due to both volume and rate is reported with the rate variance.

Rate/Volume Variance Analysis

	Year Ended December 31,			Year Ended December 31,
	2004 compared to 2003 Variance due to :			2003 compared to 2002 Variance due to :
	Total	Rate	Volume	Total	Rate	Volume
Interest Earning Assets:
Federal Funds Sold and FHLB Deposit	$38,730	$22,527	$16,203	$41,145	$(25,742)	$66,887
Interest-bearing deposits	—	—	—	(31,367)	17	(31,384)
FHLB and FRB dividends	(1,191)	283	(1,474)	(5,033)	(2,787)	(2,246)

Investment Securities
U.S. Government Agency	—	—	—	(3,905)	2	(3,907)
Mortgage backed	(3,324)	(48)	(3,276)	(33,842)	(1,249)	(32,593)
Preferred trust	—	—	—	(2,775)	(285)	(2,490)
Mutual funds and equity security	496	496	—	(62,101)	(303)	(61,798)

Loans held for sale	(48,696)	7,756	(56,452)	103,760	(1,102)	104,862

Loans:
Residential real estate	(82,179)	14,384	(96,563)	(61,243)	21,906	(83,149)
Construction and land development	113,212	32,565	80,647	(17,329)	(11,972)	(5,357)
Commercial, including real estate	160,015	28,289	131,726	124,496	15,654	108,842
Commercial finance leases	83,186	(52,822)	136,008	228,970	228,970	—
Home equity	17,587	(2,586)	20,173	(44,338)	(21,106)	(23,232)
Installment	(6,252)	549	(6,801)	(38,380)	(4,997)	(33,383)

Total interest revenue	271,584	51,393	220,191	198,058	197,006	1,052

Interest-bearing Liabilities
Savings	1,134	9,972	(8,838)	(44,169)	(34,067)	(10,102)
NOW, money market and escrow	5,956	(802)	6,758	(383)	1,396	(1,779)
Certificates of deposit	21,902	(78,924)	100,826	124,642	(315,327)	439,969

Total interest-bearing deposits	28,992	(69,754)	98,746	80,090	(347,998)	428,088

Net interest income	$242,592	$121,147	$121,445	$117,968	$545,004	$(427,036)

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

The provision for loan and lease losses was $20,000 for the year ended December 31, 2004, compared to $75,000 for the year ended December 31, 2003, a decrease of $55,000. The decrease was primarily the result of a change in our risk assessment of the portfolio and a reduction in the amount of credit losses charged against the allowance in the respective periods. We had net recoveries of $20,050 in 2004 compared to net charge offs of $52,692 in 2003.

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

The allowance for loan and lease losses represented 0.99% and 1.75% of total loans at December 31, 2004 and December 31, 2003, respectively. AmericasBank has no exposure to foreign countries or foreign borrowers. Management believes that the current allowance for loan and lease losses is adequate.

The following table represents an analysis of the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses

	Year Ended December 31,
	2004	2003
Balance, beginning of period	$275,077	$252,769

Provision for loan and lease losses	20,000	75,000

Chargeoffs:
Residential real estate	—	—
Construction and land development	—	—
Commercial, including real estate	—	54,040
Commercial finance leases	—	—
Home equity	—	—
Installment	357	—

Total chargeoffs	357	54,040
Recoveries:
Residential real estate	—	—
Construction and land development	—	—
Commercial, including real estate	20,407	1,348
Commercial finance leases	—	—
Home equity	—	—
Installment	—	—

Total recoveries	20,407	1,348

Net chargeoffs	(20,050)	52,692

Balance, end of period	$315,127	$275,077

Allowance for loan losses to total loans	0.99%	1.75%
Ratio of net-chargeoffs during the period to average loans outstanding during period	0.00%	0.34%

The following table provides a breakdown of the allowance for loan and lease losses as of December 31, 2004 and 2003.

Allocation of Allowance for Loan and Lease Losses

	December 31,
	2004		2003
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category
Residential real estate	$79,492	49.67%	$42,379	20.44%
Construction and land development	45,640	12.54%	3,676	4.68%
Commercial, including real estate	73,476	17.94%	51,204	36.07%
Commercial finance leases	92,345	11.84%	136,702	31.14%
Home equity	22,923	6.85%	23,809	5.87%
Installment	920	1.16%	6,697	1.80%
Unallocated	331	0.00%	10,610	0.00%

Total	$315,127	100.00%	$275,077	100.00%

Noninterest Revenue

Noninterest revenue consisted primarily of mortgage banking gains and fees from the sale of mortgage loans and service charges on deposit accounts, which includes debit card fees and ATM fees. Noninterest revenues amounted to $210,517 for the year ended December 31, 2004, a decrease of $94,108 from the 2003 level of $304,625. In general, the decrease resulted from a decline in mortgage banking gains and fees of $109,755 during 2004. During much of 2004 we operated with only one mortgage loan origination officer compared to 2003. During the last quarter of 2002, we established and staffed a mortgage division to originate and sell loans to pre-established investors. The momentum from our mortgage business and associated earnings were substantially reduced after May 2003 when the division manager and several of his loan originators and staff severed employment from us in favor of another opportunity.

Our business strategy includes the rebuilding of our mortgage business. While fee income declined in 2004 as we rebuild this business, ultimately we expect noninterest revenue to increase. We have an ATM at each of our two branch locations.

Noninterest Expenses

Noninterest expenses in the year ended December 31, 2004 amounted to $2,340,725 compared to the 2003 level of $1,961,024, an increase of $379,701. Salaries were $1,070,295 for 2004, an increase of $224,199 over the $846,096 level in 2003. In July and August of 2003, we replaced our president and chief executive officer, our senior loan officer, and added a chief financial officer, thereby increasing salary expense in the second half of 2003 which carried into 2004. The aggregate annual salary of our three new executives is $325,000 compared to the aggregate annual salary of $165,000 of those replaced. Additionally, we hired experienced operating managers for our bank and mortgage operations, and expanded our mortgage operations staff to support our growth strategy in the mortgage business. Other operating expenses for 2004 were $774,333, or $25,629 higher than the 2003 level of $748,704. The increase was the result of higher expenses for data processing, marketing, regulatory compliance, loan expenses and ATM and credit card processing as we positioned the company to expand our product offerings and operated as a public company in 2004. These increases were partially offset by a decline in professional services and correspondent bank charges. Other operating expenses in 2004 also included approximately $29,000 in expense to record repurchased mortgage loans.

Income Taxes

We have not incurred any income tax liability since our inception. At December 31, 2004 and 2003, we had net tax operating loss carryforwards of approximately $5,225,558 and $4,058,011 available to offset future taxable income. The carryforwards at December 31, 2004 will expire beginning in 2017.

Net Loss

Our net loss was $1,294,978 or $(0.41) per basic and diluted common share for 2004, an increase of $176,217 or 15.8% compared to our net loss of $1,118,761 or $(1.84) per basic and diluted common share during 2003. Our net loss increased as a result of our efforts to reposition AmericasBank and establish sound operating systems and controls upon which we could implement our growth plan. As a result, our noninterest expenses increased by $379,701 primarily in salary expense from a full year of salaries for our new executives, and from several strategic hires during the year to strengthen bank and mortgage operations. This increase was partially offset by an increase of $148,484 in gross revenue (net interest income and noninterest income) and a $55,000 decline in the provision for loan and lease losses.

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

The investment portfolio at December 31, 2004 amounted to $348,182, a decrease of $18,384 or 5.0%, from $366,566 at December 31, 2003. All securities at December 31, 2004 and December 31, 2003 were classified as available for sale. The decrease in the investment portfolio occurred primarily due to accelerated pay backs of our mortgage backed securities due to the low interest rate environment and the refinancing of mortgages in these mortgage pools. In general, the funds received from the pay backs of the mortgaged backed securities were invested in federal funds and not reinvested into investment securities due to management’s decision to retain liquid assets pending their use to fund loan growth. The carrying value of available for sale securities includes a net unrealized gain of $17,760 at December 31, 2004 compared to a net unrealized gain of $17,706 as of December 31, 2003.

The following table sets forth a summary of the investment securities portfolio as of the periods indicated. Available for sale securities are reported at estimated fair value. There were no held to maturity securities in our portfolio as of December 31, 2004 or 2003.

Investment Securities

	December 31,
	2004	2003
Available For Sale Securities
Preferred Trust	$317,760	$317,760
Mortgage backed	422	18,806
Equity	30,000	30,000

Total Available for Sale Securities	$348,182	$366,566

The preferred trust investment security in the table above is a redeemable security issued by Provident Trust II, a subsidiary of Provident Bankshares Corporation. The amortized cost is $300,000 and fair value is $317,760 at December 31, 2004. On February 28, 2005, notice was issued that the security will be redeemed at par on March 31, 2005. We plan to invest the proceeds from this security in federal funds pending their use to fund loan growth. We did not have tax exempt obligations for any of the periods shown.

The following table shows the maturities for the securities portfolio at December 31, 2004.

	Available for Sale
	Amortized Cost	Fair Value	Weighted Average Yield
Maturing
Over one to five years	$300,000	$317,760	10.00%
Mortgaged backed, due in monthly installments	422	422	0.00%
Equity security	30,000	30,000	4.60%

	$330,422	$348,182	9.36%

Going forward and consistent with our business strategy, management intends to favor loan growth over building the investment securities portfolio.

Loan Portfolio

The loan portfolio, net of allowance, unearned fees and origination costs increased $15,820,314 or 102.6% to $31,245,162 at December 31, 2004 from $15,424,848 at December 31, 2003. Residential real estate loans increased by $12,530,646 (390.0%), construction and land development loans increased by $3,240,569 (440.8%), commercial loans including commercial real estate loans increased by $19,093 (0.3%), commercial finance leases decreased by $1,142,000, (23.3%), home equity loans increased by $1,249,475 (135.5%) and installment loans increased by $86,004 (30.4%) from their respective balances at December 31, 2003.

In the fourth quarter of 2004, the loan portfolio, net of allowance, unearned fees and origination costs increased $7,947,092 from $23,298,070 at September 30, 2004 to the year end balance of $31,245,162 at December 31, 2004. The increase in loans in the fourth quarter of 2004 represented 51.2% of the total increase in loans for the entire year. The substantial increase in loans during the last quarter of 2004, and the entire year, is the result of implementing our business plan to expand our network and sources for potential commercial and residential real estate loans. In addition, the additional capital raised through the rights and public offerings in March 2004 has given us the capacity to make larger loans to a single borrower thereby improving the efficiency of our lending effort.

Loans secured by real estate comprise the majority of the loan portfolio. AmericasBank’s loan customers are generally located in the greater Baltimore metropolitan area.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio December 31,
	2004	%	2003	%
Residential real estate	$15,743,998	49.67%	$3,213,352	20.44%
Construction and land development	3,975,815	12.54%	735,246	4.68%
Commercial, including real estate	5,688,317	17.94%	5,669,224	36.07%
Commercial finance leases	3,751,607	11.84%	4,893,607	31.14%
Home equity	2,171,661	6.85%	922,186	5.87%
Installment	369,151	1.16%	283,147	1.80%

	31,700,549	100.00%	15,716,762	100.00%

Allowance for loan and lease losses	(315,127)		(275,077)
Deferred loan origination fees, net of costs	(140,260)		(16,837)

	$31,245,162		$15,458,522

The following table presents the maturities or repricing periods of our loan portfolio at December 31, 2004

	Loan Maturity Distribution at December 31, 2004
	1 year or less	1-5 years	After 5 years	Total
Residential real estate	$2,058,525	$1,729,393	$11,956,080	$15,743,998
Construction and land development	1,713,482	1,307,761	954,572	3,975,815
Commercial, including real estate	803,517	1,030,777	3,854,023	5,688,317
Commercial finance leases	293,054	3,458,553	—	3,751,607
Home equity	—	207,146	1,964,515	2,171,661
Installment	161,041	131,902	76,208	369,151

Total loans	$5,029,619	$7,865,532	$18,805,398	$31,700,549

Fixed rate	$3,030,620	$6,761,799	$3,103,919	$12,896,338
Variable rate	1,998,999	1,103,733	15,701,479	18,804,211

Total loans	$5,029,619	$7,865,532	$18,805,398	$31,700,549

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

As of December 31, 2004 and December 31, 2003, the balances of our nonaccrual loans were $54,126 and $35,000, respectively. As of December 31, 2004 and December 31, 2003, the balances of accruing loans and leases past due more than 90 days were $121,616 and $0, respectively. The unrecorded interest was $6,521 for 2004, and $1,925 for 2003. The balance of $121,616 at the end of 2004 represented one loan that was part of the group of mortgage loans that we repurchased and was secured by a first lien deed of trust. This loan was paid in March 2005.

We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), “Accounting by Creditors for Impairment of a Loan,” as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure.” SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan and lease losses. We write off impaired loans when collection of the loan is doubtful. New management generally classifies nonaccrual loans and leases as impaired. As of December 31, 2004 and December 31, 2003, no credit had been identified as impaired other than the nonaccrual loans and leases described above.

We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan and lease losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, we generally require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of December 31, 2004, and December 31, 2003, we had $0 and $42,166 recorded as foreclosed real estate, respectively.

Deposits

We seek deposits within our market area by paying competitive interest rates and offering high quality customer service. In conjunction with our growth strategy, we have offered premium rate certificates of deposit to support loan growth. At December 31, 2004, our total deposits had grown to $34,570,293, amounting to a $9,161,455 or 36.1% increase over the December 31, 2003 level of $25,408,838.

We began using a web-based service to offer our certificates of deposit as an interim strategy to support our loan growth. The interest rate offered on these certificates of deposit is higher than what we would typically pay within our market. We view this strategy as a cost effective and efficient process to raise deposits for specific terms. The use of higher cost certificates of deposit is integral to the business plan to bring AmericasBank to profitability. The longer term funding strategy is to replace these higher cost deposits with lower cost and less volatile core deposits from small businesses and professional firms. The successful implementation of this stage of the strategy is highly dependent on our ability to establish confidence and deliver superior services to this group of targeted customers.

During 2004, we issued $8,316,044 in certificates of deposit through the web-based service at an average cost of approximately 3.49%. Deposits from this source represented 25.7% of our interest bearing deposits as of December 31, 2004.

The plan developed by our management team depends on increasing retail deposits, principally certificates of deposit, to fund our growth in the short term. This strategy is not ideal as retail certificates of deposit are typically the highest cost of funds for a bank and can be highly volatile. Our long-term strategy is to build core deposits. Retail core deposits include demand and interest bearing checking accounts, savings accounts and money market accounts and are excellent sources of low cost funds. Commercial deposits are another source of low cost core deposits and will be the principal focus of our initiatives to improve our core deposit base.

The following table sets forth the composition of our deposits as of December 31, 2004 and December 31, 2003:

	2004	2003
Noninterest-bearing	$2,226,222	$1,739,859

Interest-bearing:
NOW accounts	273,931	178,889
Advances from borrowers for insurance and taxes	53,110	25,675
Money market	1,289,164	708,438
Savings	5,716,711	6,011,613
Certificates of deposit, $100,000 or more	5,017,339	2,744,247
Other certificates of deposit	19,993,816	14,000,117

	32,344,071	23,668,979

Total deposits	$34,570,293	$25,408,838

The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2004.

	Certificates of Deposit Maturity Distribution December 31, 2004
	Three Months or Less	Over Three Months to Six Months	Over Six Months to Twelve Months	Over Twelve Months	Total
Certificates of deposit:
Less than $100,000	$706,473	$701,373	$4,329,917	$14,256,053	$19,993,816
Greater than or equal to $100,000	—	162,531	1,051,311	3,803,497	5,017,339

Total	$706,473	$863,904	$5,381,228	$18,059,550	$25,011,155

Due to our current financial condition, we were advised by our regulators that, without regulatory approval, we should limit the use of brokered deposits to $3,200,000. We do not believe that this regulatory restriction will adversely impact our ability to grow deposits as we believe we can offer competitively priced certificates of deposit, including certificates of deposit with premium rates, which would not be considered brokered deposits by our regulators. However, paying premium rates on certificates of deposit will likely increase our interest expense and negatively impact our net interest margin.

The following table is a summary of the maturities of the outstanding brokered deposits and their weighted average interest rate as of December 31, 2004:

	December 31, 2004
	One Year or Less	One - Two Years	Three Years and Over	Total
Brokered certificates of deposit	$1,307,554	$200,000	$274,737	$1,782,291
Weighted average interest rate	5.79%	4.03%	4.18%	5.35%

Borrowings

On July 12, 2002, the Federal Home Loan Bank of Atlanta rescinded our line of credit because of our financial condition. During 2004, we initiated discussions with the Federal Home Loan Bank of Atlanta to re-establish our line of credit. The line was not re-established due to our continuing operating losses. When we achieve breakeven profitability, we hope to be successful in reinstating our line of credit with the Federal Home Loan Bank, but there can be no assurance that we will be successful in our efforts.

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

During 2004, we purchased new software to aid us in asset-liability management. The new system provides expanded reporting and has the capacity to facilitate our budgeting and forecasting. We also revised our policies and controls for managing interest rate risk and liquidity.

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

The table below presents our interest rate sensitivity at December 31, 2004. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis December 31, 2004
	Maturing or Repricing
	Within 3 Months	4 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets:
Investment securities	$348,182	$—	$—	$—	$348,182
Loans	6,525,715	4,550,099	17,146,343	3,478,392	31,700,549
Loans held for sale	1,617,048	—	—	—	1,617,048
Federal Home Loan Bank deposit	651,347	—	—	—	651,347
Federal funds sold	3,705,240	—	—	—	3,705,240

Total interest earning assets	12,847,532	4,550,099	17,146,343	3,478,392	38,022,366

Interest Bearing Liabilities:
Interest-bearing transaction deposits	1,616,205	—	—	—	1,616,205
Savings accounts	5,716,711	—	—	—	5,716,711
Time deposits	706,473	6,245,132	18,059,550	—	25,011,155

Total interest-bearing deposits	8,039,389	6,245,132	18,059,550	—	32,344,071

Period Gap	$4,808,143	$(1,695,033)	$(913,207)	$3,478,392	$5,678,295

Cumulative Gap	$4,808,143	$3,113,110	$2,199,903	$5,678,295

Cumulative Gap / Total Assets	11.98%	7.76%	5.48%	14.15%

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. We monitor our federal funds sold position on a daily basis in that this is our primary source of liquidity. We can also sell or pledge investment securities to create additional liquidity, albeit our total investment portfolio at December 31, 2004 was only $348,182. From time to time we sell or participate out loans to create additional liquidity as required. Additional liquidity is also available from our loans held for sale, which amounted to $1,617,048 at December 31, 2004. We have no other sources of liquidity, such as lines of credit or correspondent relationships with other financial institutions. We are limited in our ability to sell brokered certificates of deposit. The Federal Reserve of Richmond has limited our use of brokered certificates of deposit to $3,200,000. At December 31, 2004 we had $1,782,291 of brokered certificates of deposit outstanding.

Our immediate sources of liquidity are cash and due from banks and short term investments. As of December 31, 2004 we had $866,960 in cash and due from banks, and $4,356,587 in federal funds sold and deposits at the Federal Home Loan Bank. We have been successful is selling certificates of deposit through an Internet based service. During 2004, we issued $8,316,044 in certificates of deposit through the web-based service at an average cost of approximately 3.49%. Deposits from this source represented 25.7% of our interest bearing deposits as of December 31, 2004.

We have sufficient liquidity to meet our loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. We are not aware of any demands, trends, commitments, or events that would result in our inability to meet anticipated or unexpected liquidity needs.

The capital raised from the offerings in the first quarter of 2004, in addition to being a source of liquidity, has afforded us more flexibility to leverage AmericasBank through growth of deposits thereby providing liquidity to fund loan commitments.

Capital

Our stockholders’ equity amounted to $5,395,804 at December 31, 2004.

The following table shows our regulatory capital ratios and the minimum capital ratios currently required by our banking regulator to be “well capitalized” and “adequately capitalized.” We are considered “well capitalized”. For a discussion of these capital requirements, see “Supervision and Regulation - Capital Adequacy Guidelines” and “- Prompt Corrective Action.”

	Risk Based Capital Analysis December 31,
	2004	2003
(dollars in thousands)
Tier 1 Capital:
Common stock	$38	$8
Capital surplus	11,134	6,006
Retained earnings	(5,794)	(4,499)
Less: disallowed assets	(295)	(30)

Total Tier 1 Capital	5,083	1,485

Tier 2 Capital:
Allowance for loan and lease losses	315	222

Total Risk Based Capital	$5,398	$1,707

Risk weighted assets	$27,075	$17,774

			Regulatory Minimum to be
			Well Capitalized	Adequately Capitalized
Capital Ratios:
Total risk based capital ratio	19.94%	9.61%	10.00%	8.00%
Tier 1 risk based capital ratio	18.77%	8.36%	6.00%	4.00%
Leverage ratio	13.19%	5.40%	5.00%	4.00%

Return on Average Assets and Average Equity

The ratio of net income to average equity and average assets and certain other ratios are as follows:

	Return on Average Assets and Average Equity December 31,
	2004	2003
Average total assets	$32,029,134	$27,458,492

Average equity	$4,697,006	$2,029,665

Net loss	$(1,294,978)	$(1,118,761)

Cash dividends declared	$—	$—

Return on average assets	(4.04)%	(4.07)%

Return on average equity	(27.57)%	(55.12)%

Average stockholders’ equity to average total assets	14.66%	7.39%

Off-Balance Sheet Arrangements

AmericasBank is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments primarily include loan commitments, lines of credit, including home-equity lines and commercial lines, and letters of credit. AmericasBank uses these financial instruments to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any accounting losses which would have a material effect on AmericasBank.

Outstanding loan commitments and lines and letters of credit at December 31, 2004 are as follows:

Loan commitments	$1,326,321
Unused lines of credit	1,700,049
Letters of credit	89,768

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. AmericasBank generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments. The collateral is based on management’s credit evaluation of the counter party. Loan commitments generally have interest rates at current market amounts, fixed expiration dates or other termination clauses and may require payment of a fee. Unused lines of credit represent the amount of credit available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We are not aware of any loss we would incur by funding our commitments or lines of credit.

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

The Financial Accounting Standards Board encourages use of a fair value based method of accounting for stock options. However, AmericasBank Corp. has elected to use the intrinsic value method to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees for 2004. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at any measurement date is greater than the amount the employee must pay to acquire the stock. As permitted, AmericasBank Corp. has elected to adopt the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Had AmericasBank Corp. used a fair value based method of accounting for stock options, it would have recorded approximately $238,357 in compensation expense for the year ended December 31, 2004. During 2005, AmericasBank Corp. intends to recognize expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123, “Accounting for Stock Based Compensation.”

AmericasBank Corp. has recorded a 100% valuation allowance against the net deferred tax asset since it is more likely than not, that it will not be realized. At December 31, 2004 and 2003, AmericasBank Corp. has net operating loss carryforwards of approximately $5,225,558 and $4,058,011 available to offset future taxable income. The current carryforwards will expire beginning in 2017.

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill no longer be amortized over an estimated useful life, but rather be tested at least annually for impairment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess. Goodwill of $266,985 was recorded when we acquired certain assets and assumed certain liabilities of uvm Mortgage Marketing in October 2004. The goodwill will be tested at least annually for impairment

Recent Accounting Pronouncements

Accounting pronouncements that have been approved by the Financial Accounting Standards Board that have not become effective as of December 31, 2004 follow. These pronouncements are not expected to have any impact on the financial statements of AmericasBank Corp. other than the revised FSAB Statement 123.

FASB Statement No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4, is a result of a broader effort by the FASB working with the International Accounting Standards Board to improve comparability of cross-border financial reporting.

FASB Statement No. 152, Accounting for Real Estate Time-Sharing Transactions, amends FASB Statement No. 66 Accounting for Sales of Real Estate to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, Accounting for Real Estate Time Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.

FASB Statement No. 153, Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29, eliminates the exception to fair value for exchanges of similar productive assets that was provided in APB Opinion No. 29.

FASB Statement No. 123, Accounting for Stock-Based Compensation (Revised 2004) Share Based Payment, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement eliminates the alternative to use the Accounting Principles Board Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation costs. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. In addition, this Statement amends FASB Statement No. 95, Statement of Cash Flows to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. This Statement is effective as of the first interim or annual reporting period that begins after December 15, 2005.

AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, prohibits the carrying over of valuation allowances in loans and securities acquired in a transfer. At transfer, the assets are to be recorded at the total cash flows expected to be collected. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

The accounting policies adopted by management are consistent with accounting principles generally accepted in the United States of America and are consistent with those followed by peer Banks.

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

Item 7. Financial Statements

The following consolidated financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2004 and 2003

Consolidated Statements of Operations – For the years ended December 31, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity – For the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows – For the year ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

AmericasBank Corp. and Subsidiary

Consolidated Financial Statements

December 31, 2004

AmericasBank Corp. and Subsidiary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AmericasBank Corp. and Subsidiary

Towson, Maryland

We have audited the accompanying consolidated balance sheets of AmericasBank Corp. and Subsidiary as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmericasBank Corp. and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    Rowles & Company, LLP

Baltimore, Maryland

February 9, 2005

AmericasBank Corp. and Subsidiary

Consolidated Balance Sheets

December 31,	2004	2003
Assets

Cash and due from banks	$866,960	$552,269
Federal funds sold and Federal Home Loan Bank deposit	4,356,587	8,186,477
Securities available for sale	348,182	366,566
Federal Home Loan Bank and Federal Reserve Bank stock at cost	132,550	158,850
Loans held for sale	1,617,048	1,229,041
Loans and leases, less allowance of $315,127 and $275,077	31,245,162	15,424,848
Foreclosed real estate	—	42,166
Premises and equipment	963,560	868,722
Accrued interest receivable	140,898	70,745
Goodwill and other intangibles	295,207	29,722
Other assets	165,945	135,621

	$40,132,099	$27,065,027

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$2,226,222	$1,739,859
Interest-bearing	32,344,071	23,668,979

Total deposits	34,570,293	25,408,838
Other liabilities	166,002	123,552

	34,736,295	25,532,390

Stockholders’ equity
Common stock, par value $.01 per share; 10,000,000 shares authorized, issued and outstanding 3,766,810 and 791,060 shares	37,668	7,911
Additional paid-in capital	11,134,030	6,005,696
Accumulated deficit	(5,793,654)	(4,498,676)
Accumulated other comprehensive income	17,760	17,706

	5,395,804	1,532,637

	$40,132,099	$27,065,027

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Operations

Years Ended December 31,	2004	2003
Interest revenue
Loans and leases, including fees	$1,477,125	$1,240,252
Federal funds sold and Federal Home Loan Bank deposit	119,093	80,363
Preferred trust securities	30,000	30,000
Mortgage-backed securities	155	3,479
Other	8,384	9,079

Total interest revenue	1,634,757	1,363,173

Interest expense
Deposits	779,527	750,535

Net interest income	855,230	612,638

Provision for loan and lease losses	20,000	75,000

Net interest income after provision for loan and lease losses	835,230	537,638

Noninterest revenue
Service charges on deposit accounts and other fees	58,707	43,060
Mortgage banking gains and fees	151,810	261,565

Total noninterest revenue	210,517	304,625

Noninterest expenses
Salaries	1,070,295	846,096
Employee benefits	251,049	155,540
Occupancy	143,344	130,756
Furniture and equipment	101,704	79,928
Other	774,333	748,704

Total noninterest expenses	2,340,725	1,961,024

Loss before income taxes	(1,294,978)	(1,118,761)

Income taxes	—	—

Net loss	$(1,294,978)	$(1,118,761)

Loss per common share - basic and diluted	$(0.41)	$(1.84)

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Comprehensive income
	Shares	Par value
Balance, December 31, 2002	591,000	$5,910	$5,411,548	$(3,379,915)	$20,798

Net loss	—	—	—	(1,118,761)	—	$(1,118,761)

Unrealized loss on investment securities available for sale, net	—	—	—	—	(3,092)	(3,092)

Comprehensive income						$(1,121,853)

Common stock issued, net	200,060	2,001	594,148	—	—

Balance, December 31, 2003	791,060	7,911	6,005,696	(4,498,676)	17,706

Net loss	—	—	—	(1,294,978)	—	$(1,294,978)

Unrealized gain on investment securities available for sale, net	—	—	—	—	54	54

Comprehensive income						$(1,294,924)

Restricted common stock issued, net	100,000	1,000	128,500	—	—

Common stock issued, net	2,875,750	28,757	4,999,834	—	—

Balance, December 31, 2004	3,766,810	$37,668	$11,134,030	$(5,793,654)	$17,760

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31,	2004	2003
Cash flows from operating activities
Interest received	$1,691,667	$1,361,648
Fees and commissions received	54,703	61,416
Interest paid	(767,999)	(747,113)
Proceeds from sales of loans held for sale	27,487,511	29,469,637
Originations of loans held for sale	(27,723,708)	(26,682,126)
Cash paid to suppliers and employees	(2,156,546)	(1,848,297)

	(1,414,372)	1,615,165

Cash flows from investing activities
Proceeds from maturity and call of investment securities available for sale	18,298	220,528
Redemption of Federal Home Loan Bank stock	26,300	—
Redemption of Federal Reserve Bank stock	—	30,400
Acquisition of mortgage company	(145,000)	—
Loans and leases made, net of principal collected	(15,944,520)	(2,379,279)
Proceeds from sale of foreclosed real estate	23,453	—
Purchase of premises and equipment	(269,404)	(331,879)

	(16,290,873)	(2,460,230)

Cash flows from financing activities
Net increase in time deposits	8,266,791	6,170,087
Net increase (decrease) in other deposits	894,664	(1,040,917)
Proceeds from issuance of common stock	5,028,591	596,149

	14,190,046	5,725,319

Net increase (decrease) in cash and cash equivalents	(3,515,199)	4,880,254

Cash and cash equivalents at beginning of year	8,738,746	3,858,492

Cash and cash equivalents at end of year	$5,223,547	$8,738,746

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31,	2004	2003
Reconciliation of net loss to net cash provided by operating activities
Net loss	$(1,294,978)	$(1,118,761)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	146,987	114,709
Loss on disposal of premises and equipment	—	18,356
Provision for loan and lease losses	20,000	75,000
Amortization of security premiums	140	2,027
Gain on sale of foreclosed real estate	(4,004)	—
Amortization of loan premium and other intangible assets	3,499	3,334
Increase (decrease) in
Deferred loan fees and costs, net	123,423	(6,314)
Accrued interest payable	11,528	3,422
Other liabilities	30,922	53,695
Decrease (increase) in
Loans held for sale	(388,007)	2,525,946
Accrued interest receivable	(70,153)	(572)
Other assets	6,271	(55,677)

	$(1,414,372)	$1,615,165

Noncash investing activity
Transfer of loans to foreclosed real estate	$—	$42,166

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

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform with the current year presentation.

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

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill no longer be amortized over an estimated useful life, but rather be tested at least annually for impairment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess. Intangible assets other than goodwill, which are determined to have finite lives, continue to be amortized on straight-line or accelerated bases over periods ranging from one to fifteen years.

Computer software is recorded at cost and amortized over three to five years using the straight-line method.

Loan premiums are amortized over fifteen years.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Advertising costs

The Bank expenses advertising costs as they are incurred.

Stock-based compensation

The Company uses the intrinsic value method to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at any measurement date is greater than the amount the employee must pay to acquire the stock. As permitted, the Company has elected to adopt the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The following table summarizes the pro forma effect on net loss and loss per share of common stock using an optional fair value-based method, rather than the intrinsic value-based method, to account for stock-based compensation awarded in 2004:

2004
Net loss as reported	$(1,294,978)
Total stock-based employee compensation expense determined under fair value-based method	(238,357)

Pro forma net loss	$(1,533,335)

Net loss per share - basic and diluted
As reported	$(0.41)
Pro forma	$(0.49)

The weighted average fair value of options granted in 2004 was $0.65 per share. The value was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

Expected volatility	27.44%
Risk-free interest rate	4.00%
Dividend yield	0.00%
Expected lives	10 years

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

Loss per share

Loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. There were 3,140,330 and 607,443 weighted average common shares outstanding during 2004 and 2003.

Diluted earnings per share is determined by adjusting average shares of common stock outstanding by the potentially dilutive effects of stock options and warrants outstanding. The dilutive effects of stock options are computed using the treasury stock method. In loss periods, the potentially dilutive effect of stock options and warrants are excluded since the effect would be anti-dilutive.

2.	Acquisition

On October 5, 2004, AmericasBank completed the acquisition of certain assets and assumed certain liabilities of uvm Mortgage Marketing, Inc. of Towson, Maryland. The principal and sole shareholder of uvm Mortgage Marketing Inc. agreed to a five-year employment agreement and became the manager of the Towson mortgage production office.

The purchase price of $274,500 consisted of cash and 100,000 restricted shares of AmericasBank Corp. common stock that vest over two years. In determining the purchase price, a discount was applied to the value of the restricted shares after taking into account operating losses of the Company, the volume of stock sales in the market, the trading market of the stock, and any resale agreement provisions included in the terms of the acquisition. Furniture, equipment, trade name, and customer lists acquired as part of the purchase were recorded at fair value and are being amortized over their useful lives ranging from three to five years. Goodwill in the amount of $266,985 was recorded and will be tested at least annually for impairment. The Goodwill will be amortized over 15 years for income tax purposes.

The Bank assumed the remaining term of a three year lease for 1,179 square feet of office space located in Towson, Maryland. The lease payments were determined to be at market and rent will be expensed monthly for the 34 months remaining on the lease.

The consolidated financial statements include the results of operations of uvm Mortgage Marketing, Inc since the date of purchase.

The following schedule summarizes investing activities related to the acquisition included in the consolidated statements of cash flows for the year ended December 31, 2004:

2004
Fair value of tangible and intangible assets acquired	$7,515
Goodwill acquired	266,985
Estimated fair value of restricted stock issued as part of acquisition	(129,500)

Cash paid for acquisition	$145,000

Operating results of uvm Mortgage Marketing, Inc, prior to the purchase date, are not readily determinable.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

3.	Cash and Equivalents

The Bank normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit were $344,866 for 2004 and $718,900 for 2003. The Bank also sells federal funds on an unsecured basis to the same banks. Average balances sold were $8,218,600 for 2004 and $6,773,988 for 2003. Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

4.	Investment Securities

Investment securities are summarized as follows:

December 31, 2004	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale
Preferred trust	$300,000	$17,760	$—	$317,760
Mortgage-backed	422	—	—	422
Equity	30,000	—	—	30,000

	$330,422	$17,760	$—	$348,182

December 31, 2003
Available for sale
Preferred trust	$300,000	$17,760	$—	$317,760
Mortgage-backed	18,860	—	54	18,806
Equity	30,000	—	—	30,000

	$348,860	$17,760	$54	$366,566

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

4.	Investment Securities (Continued)

Contractual maturities at December 31, 2004 and 2003 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All investment securities held by the Company at December 31, 2004 and 2003 were classified as available for sale.

	Available for sale
December 31, 2004	Amortized cost	Fair value
Maturing
Over one to five years	$300,000	$317,760
Mortgage-backed, due in monthly installments	422	422
Equity security	30,000	30,000

	$330,422	$348,182

December 31, 2003
Maturing
Over one to five years	$300,000	$317,760
Mortgage-backed, due in monthly installments	18,860	18,806
Equity security	30,000	30,000

	$348,860	$366,566

No investment securities were sold prior to maturity in 2004 or 2003.

There were no pledged investment securities at December 31, 2004 or 2003.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

5.	Loans

Major classifications of loans are as follows:

	2004	2003
Residential real estate	$15,743,998	$3,213,352
Construction and land development	3,975,815	735,246
Commercial, including real estate	5,688,317	5,669,224
Commercial finance leases	3,751,607	4,893,607
Home equity	2,171,661	922,186
Installment	369,151	283,147

	31,700,549	15,716,762
Deferred loan origination fees, net of cost	(140,260)	(16,837)
Allowance for loan and lease losses	(315,127)	(275,077)

	$31,245,162	$15,424,848

The following table presents the maturities or repricing periods of our loan portfolio at December 31, 2004:

	Loan Maturity Distribution at December 31, 2004
	1 year or less	1-5 years	After 5 years	Total
Residential real estate	$2,058,525	$1,729,393	$11,956,080	$15,743,998
Construction and land development	1,713,482	1,307,761	954,572	3,975,815
Commercial, including real estate	803,517	1,030,777	3,854,023	5,688,317
Commercial finance leases	293,054	3,458,553	—	3,751,607
Home equity	—	207,146	1,964,515	2,171,661
Installment	161,041	131,902	76,208	369,151

Total loans	$5,029,619	$7,865,532	$18,805,398	$31,700,549

Fixed rate	$3,030,620	$6,761,799	$3,103,919	$12,896,338
Variable rate	1,998,999	1,103,733	15,701,479	18,804,211

Total loans	$5,029,619	$7,865,532	$18,805,398	$31,700,549

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

5.	Loans (Continued)

Transactions in the allowance for loan and lease losses were as follows:

	2004	2003
Balance, beginning of year	$275,077	$252,769
Provision charged to operations	20,000	75,000
Recoveries	20,407	1,348

	315,484	329,117
Loans charged off	357	54,040

Balance, end of year	$315,127	$275,077

Loans past due 90 days or more and still accruing interest	$121,616	$—

Loans classified as nonaccrual and the associated unrecorded interest is as follows:

	2004	2003
Nonaccrual loans	$54,126	$35,000
Unrecorded interest on nonaccrual loans	6,521	1,925

As of December 31, 2004 and 2003, management had not classified any loans as impaired other than the nonaccrual loans.

The Bank makes loans and leases to customers located primarily in Baltimore County, Baltimore City, and surrounding areas of central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

6.	Credit Commitments

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	2004	2003
Unused lines of credit
Commercial mortgage	$712,145	$—
Residential mortgage	144,297	—
Commercial	398,503	536,407
Home-equity lines	445,104	253,410

	$1,700,049	$789,817

Construction and land development loan commitments	$1,326,321	$836,926

Letters of Credit	$89,768	$148,955

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

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

7.	Insider Loans and Deposits

The officers and directors of the Bank enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. At December 31, 2004 and 2003, the total amounts of loans outstanding to officers and directors, including loans to their related interests, were $394,959 and $1,127,242, respectively. Activity in the loans during 2004 and 2003 was as follows:

	2004	2003
Balance, beginning of year	$1,127,242	$1,069,073
New loans	205,000	200,000
Payments	(100,557)	(141,831)
Changes in officers and directors	(836,726)	—

Balance, end of year	$394,959	$1,127,242

At December 31, 2004 and 2003, the total amounts of deposits outstanding from officers and directors, including their related interests, were $1,457,511 and $988,987, respectively.

8.	Premises and Equipment

A summary of premises and equipment and the related depreciation follows:

	Useful lives	2004	2003
Land		$143,000	$143,000
Building and improvements	40 years	783,497	625,503
Furniture and equipment	3 -7 years	462,712	410,257
Leasehold improvements	10 years	42,521	42,521

		1,431,730	1,221,281
Accumulated depreciation		468,170	352,559

Net premises and equipment		$963,560	$868,722

Depreciation expense		$115,611	$97,814

Included in other assets at December 31, 2004 and 2003, is computer software carried at an amortized cost of $82,134 and $54,555, respectively. Software amortization expense was $31,376 and $16,895 in 2004 and 2003, respectively.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

9.	Deposits

Major classifications of interest-bearing deposits are as follows:

	2004	2003
NOW accounts	$273,931	$178,889
Advances from borrowers for insurance and taxes	53,110	25,675
Money market	1,289,164	708,438
Savings	5,716,711	6,011,613
Certificates of deposit, $100,000 or more	5,017,339	2,744,247
Other certificates of deposit	19,993,816	14,000,117

	$32,344,071	$23,668,979

At December 31, 2004, certificates of deposit mature as follows:

Maturing in one year or less	$6,951,605
Maturing over one through two years	8,212,267
Maturing over two through three years	3,897,395
Maturing over three through four years	5,300,928
Maturing over four through five years	648,960

$25,011,155

10.	Lease

The Bank occupies its Highlandtown location under the terms of a lease dated June 6, 2000. The lease commenced on December 17, 2000. The lease has an original term of five years with two options to renew for five years each.

The Bank assumed the liability for a lease in Towson, Maryland as part of the acquisition of the assets of uvm Mortgage Marketing. The lease commenced on June 16, 2001 and had a term of three years. On April 21, 2004, a supplemental lease agreement was executed extending the lease for a period of three additional years.

The leases call for the following minimum payments:

Year	Amount
2005	$37,317
2006	20,160
2007	13,600

$71,077

Rent expense was $40,054 and $30,570 for 2004 and 2003, respectively.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

11.	Other Noninterest Expenses

A summary of other noninterest expenses follows:

	2004	2003
Professional services	$182,632	$243,291
Data processing services	122,290	101,790
Advertising and promotion	73,979	51,789
ATM and credit card processing	71,862	37,098
FDIC and regulatory assessment	65,765	43,322
Amortization of intangible assets	34,875	27,847
Liability insurance	43,208	32,659
Telephone	40,343	49,717
Postage and courier	39,924	39,540
Stationery, printing, and supplies	19,765	27,273
Correspondent bank charges	16,399	42,898
Loan expenses	15,603	5,016
Other	47,688	46,464

	$774,333	$748,704

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

12.	Income Taxes

The Company has not incurred any income tax liability since its inception.

The statutory federal income tax rate was 34% for 2004 and 2003. The Company’s effective tax rate for 2004 and 2003, was zero due to the net operating losses. The provision (benefit) for income taxes is reconciled as follows:

	2004	2003
Loss before income taxes	$(1,294,978)	$(1,118,761)

Tax provision at statutory rate	$(440,293)	$(380,379)
Increase (decrease) resulting from State income taxes, less federal benefit	(59,828)	(51,684)
Net operating loss carryover	500,121	432,063

Provision for income taxes	$—	$—

The components of the net deferred taxes at December 31, 2004 and 2003 are as follows:

Deferred tax assets
Allowance for loan losses	$84,574	$76,850
Intangible assets	27,922	35,428
Net operating loss and charitable contribution carryforward	2,021,726	1,519,891
Accumulated depreciation	16,566	17,809

Net deferred tax before valuation allowance	2,150,788	1,649,978

Valuation allowance	2,150,788	1,649,978

Net deferred tax asset	$—	$—

A 100% valuation allowance has been recorded against the net deferred tax asset since it is more likely than not that it will not be realized.

At December 31, 2004 and 2003, the Company has net operating loss carryforwards of approximately $5,232,241 and $3,933,331 available to offset future taxable income. The current carryforwards will expire beginning in 2017.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

13.	Stockholders’ Equity

Stock options

In prior years, the Company granted stock options in accordance with the 1998 Stock Option Plan. When the stock options are vested, they may be exercised. The option price is equal to the estimated fair market value of the common stock at the date of grant. The options expire ten years after the date of grant if not exercised.

On March 11, 2004, the Company adopted the 2004 Stock Incentive Plan that was subsequently approved by the shareholders in June 2004. The option price is equal to the estimated fair market value of the common stock at the date of grant. The options expire ten years after the date of grant if not exercised. Vesting of certain options may be subject to achievement of specific financial and non-financial performance objectives as set forth in the grants. The variable vesting feature of the plan will require the Company to record compensation expense in periods where the fair market value of the Company’s common stock exceeds the exercise price of the options. A total of 1,283,121 shares are eligible to be issued under the plan.

Information with respect to stock options is as follows for the years ended December 31:

	2004		2003
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	24,180	$10.12	24,180	$10.12
Exercised	—	—	—	—
Granted	1,144,500	2.00	—	—
Forfeited	—	—	—	—

Outstanding at end of year	1,168,680	2.17	24,180	10.12

A summary of information about stock options outstanding is as follows at December 31, 2004:

Options Outstanding
Weighted average exercise price	Shares	Weighted average remaining life (Years)	Shares underlying options currently exercisable
$ 2.00	1,144,500	9.34	100,450
7.00	2,220	5.50	2,220
10.00	17,170	3.72	17,170
12.00	4,790	3.99	4,790

2.17	1,168,680	9.23	124,630

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

13.	Stockholders’ Equity (Continued)

Stock warrants

On September 2, 1998, the Company issued to the holders of record of its common stock on September 1, 1998, a dividend of one common stock purchase warrant for each share of common stock then held by the stockholders (the A Warrants). Each A Warrant entitles the holder to purchase one share of common stock at an exercise price of $10 per share, subject to adjustment for certain events, beginning any time after April 1, 2000, until the A Warrants expire on September 1, 2008. As of December 31, 2004 there were 300,000 A Warrants outstanding.

In connection with a unit offering on October 9, 1998, the Company issued warrants (B Warrants) to purchase an aggregate of 196,000 shares of the Company’s common stock. Each B Warrant entitles the holder to purchase one share of common stock at an exercise price of $13 per share, subject to adjustment for certain events, beginning any time after April 8, 2000, until the B Warrants expire on September 1, 2008. As of December 31, 2004, there were 196,000 B Warrants outstanding.

In connection with a private placement offering on May 31, 2002, the Company issued 95,000 warrants (the C Warrants) to purchase an aggregate of 475,000 shares of the Company’s stock. Each C Warrant entitles the holder to purchase five shares of common stock at an exercise price of $5 per share, subject to adjustment for certain events, beginning any time after March 1, 2003, until the C Warrants expire on September 1, 2008. As of December 31, 2004, there were 475,000 C Warrants outstanding.

In connection with a private placement offering on March 28, 2003, the Company issued 200,060 shares of Series A Preferred Stock and stock warrants (the E Warrants) to purchase an aggregate of 200,060 shares of the Company’s stock. Each E Warrant entitles the holder to purchase one share of common stock at an exercise price of $3.20 per share, subject to adjustment for certain events, beginning any time after March 1, 2003, until the E Warrants expire on September 1, 2008. On December 2, 2003, the Series A Preferred Stock was exchanged for 200,060 shares of the Company’s common stock on a one-for-one basis. As of December 31, 2004 there were 200,060 E Warrants outstanding.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

14.	Parent Company Financial Information

The balance sheets as of December 31, 2004 and 2003, and statements of operations for the years then ended, for AmericasBank Corp. (Parent only) are presented below:

Balance Sheets

December 31,	2004	2003
Assets
Cash	$129,937	$1,325
Investment in subsidiary	5,265,867	1,531,312
Other assets	—	36,264

	$5,395,804	$1,568,901

Liabilities and Stockholders’ Equity
Due to subsidiary	$—	$36,264

Stockholders’ equity
Common stock	37,668	7,911
Additional paid-in capital	11,134,030	6,005,696
Accumulated deficit	(5,793,654)	(4,498,676)
Accumulated other comprehensive income	17,760	17,706

	5,395,804	1,532,637

	$5,395,804	$1,568,901

Statements of Operations

Years Ended December 31,	2004	2003
Revenue	$21	$—
Expenses	—	(3,838)

Income (loss) before undistributed net loss of subsidiary	21	(3,838)
Equity in undistributed net loss of subsidiary	(1,294,999)	(1,114,923)

Net loss	$(1,294,978)	$(1,118,761)

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

15.	Capital Standards

The Federal Reserve Board and The Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements for the Company and the Bank are as follows:

AmericasBank Corp. (in thousands) December 31, 2004	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$5,398	19.94%	$2,166	8.00%	$2,708	10.00%
Tier 1 capital (to risk-weighted assets)	5,083	18.77%	1,083	4.00%	1,625	6.00%
Tier 1 capital (to average assets)	5,083	13.19%	1,554	4.00%	1,942	5.00%

December 31, 2003
Total capital (to risk-weighted assets)	$1,708	9.61%	$1,422	8.00%	$1,777	10.00%
Tier 1 capital (to risk-weighted assets)	1,485	8.36%	711	4.00%	1,066	6.00%
Tier 1 capital (to average assets)	1,485	5.40%	1,100	4.00%	1,375	5.00%

AmericasBank (in thousands)

December 31, 2004
Total capital (to risk-weighted assets)	$5,269	19.46%	$2,166	8.00%	$2,708	10.00%
Tier 1 capital (to risk-weighted assets)	4,954	18.30%	1,083	4.00%	1,625	6.00%
Tier 1 capital (to average assets)	4,954	12.85%	1,554	4.00%	1,942	5.00%

December 31, 2003
Total capital (to risk-weighted assets)	$1,707	9.60%	$1,422	8.00%	$1,777	10.00%
Tier 1 capital (to risk-weighted assets)	1,484	8.35%	711	4.00%	1,066	6.00%
Tier 1 capital (to average assets)	1,484	5.40%	1,100	4.00%	1,375	5.00%

Tier 1 capital consists of common stock, surplus, and retained earnings. Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance-sheet items.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

15.	Capital Standards (Continued)

Failure to meet the capital requirements could affect the Bank’s ability to pay dividends and accept deposits and may significantly affect the operations of the Bank.

On August 3, 2001, the Company and Bank entered into a Written Agreement with the Federal Reserve Board and the Maryland Division of Financial Regulation. The Agreement requires improvements to the operations of the Company including, but not limited to, maintaining adequate capital, improving management oversight, monitoring loans acquired from third parties, improving internal controls, monitoring sensitivity to market risk, and improving analysis of the adequacy of the allowance for loan losses. The Company is prohibited from paying cash dividends or incurring additional debt without prior approval from the regulators. The Company is required to submit regular written reports stating the progress in complying with the Agreement. The Company is limited in the amount of brokered deposits it may accept.

As of December 31, 2004, the Company and the Bank met the regulatory requirements to be considered well capitalized.

16.	Fair Value of Financial Instruments

Fair value estimates, methods, and assumptions are summarized below for the Company’s financial instruments as of December 31, 2004 and 2003.

The carrying value and estimated fair value of financial instruments is summarized as follows:

	2004		2003
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Cash and cash equivalents	$5,223,547	$5,223,547	$8,738,746	$8,738,746
Investment securities	348,182	348,182	366,566	366,566
Loans held for sale	1,617,048	1,617,048	1,229,041	1,249,120
Loans	31,245,162	31,192,213	15,424,848	15,482,743
Liabilities
Deposits	$34,570,293	$34,668,816	$25,408,838	$25,875,302

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

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

16.	Fair Value of Financial Instruments (Continued)

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

17.	Selected Quarterly Financial Data

A summary of selected quarterly financial data is as follows for the years ended December 31:

	First quarter	Second Quarter	Third quarter	Fourth quarter
	(Unaudited)
2004:
Interest revenue	$329,712	$346,893	$404,109	$554,043
Net interest income	157,394	177,188	218,132	302,516
Provision for loan and lease losses	5,000	7,500	7,500	—
Loss before income taxes	(363,060)	(321,019)	(346,810)	(264,089)
Net loss	(363,060)	(321,019)	(346,810)	(264,089)
Loss per common share:
Basic and diluted	$(0.25)	$(0.09)	$(0.09)	$(0.07)

2003:
Interest revenue	328,279	345,409	336,845	352,640
Net interest income	154,776	142,694	146,062	169,106
Provision for loan and lease losses	30,000	15,000	15,000	15,000
Loss before income taxes	(127,310)	(317,561)	(354,959)	(318,931)
Net loss	(127,310)	(317,561)	(354,959)	(318,931)
Loss per common share:
Basic and diluted	$(0.22)	$(0.54)	$(0.60)	$(0.49)

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

In addition, there were no changes in AmericasBank Corp.’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, AmericasBank Corp.’s internal control over financial reporting.

Item 8B. Other Information

In January 2005, we learned that the Federal Reserve Bank of Richmond had terminated the Memorandum of Understanding that we entered into on October 25, 2001. The termination was deemed effective as of August 13, 2004, subsequent to a consumer affairs examination conducted by the Federal Reserve Bank of Richmond.

PART III

Item	9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

AmericasBank Corp.’s directors and executive officers and AmericasBank’s directors and executive officers are as follows:

Name	Age (1)	Position	Director Since
Lee W. Warner	50	Chairman and Director of AmericasBank and AmericasBank Corp.	1998
Mark H. Anders	50	President, Chief Executive Officer and Director of AmericasBank and AmericasBank Corp.	2003
Nicholas J. Belitsos, M.D.	54	Secretary and Director of AmericasBank and AmericasBank Corp.	1998
J. Clarence Jameson, III	73	Director of AmericasBank and AmericasBank Corp. (2)	2001
Savas J. Karas	38	Director of AmericasBank and AmericasBank Corp.	2004
John D. Muncks	56	Executive Vice President AmericasBank and Americas Bank Corp.	n/a
Mark D. Noar, M.D.	51	Vice Chairman and Director of AmericasBank and AmericasBank Corp.	1998
Kenneth D. Pezzulla	75	Director of AmericasBank and AmericasBank Corp.	1996
A. Gary Rever	52	Chief Financial Officer, Executive Vice President, Assistant Secretary, and Director of AmericasBank and AmericasBank Corp.	2003
Ramon F. Roig, Jr., M.D.	70	Director of AmericasBank and AmericasBank Corp.	1998
Graylin E. Smith	46	Director of AmericasBank and AmericasBank Corp.	2004
John C. Weiss, III	56	Director of AmericasBank and AmericasBank Corp.	2004

(1)	As of December 31, 2004.
(2)	Mr. Jameson also served as a director from 1996 to 1999.

Messrs. Karas, Pezzulla, Smith and Weiss’ terms as directors of AmericasBank Corp. expire at the 2007 annual meeting of stockholders of AmericasBank Corp.

Messrs. Belitsos, Roig and Warner’s terms as directors of AmericasBank Corp. expire at the 2006 annual meeting of stockholders of AmericasBank Corp.

Messrs. Anders, Jameson, Noar and Rever’s terms as directors of AmericasBank Corp. expire at the 2005 annual meeting of stockholders of AmericasBank Corp.

LEE W. WARNER is a Chartered Financial Consultant, a Certified Financial Planner, an Accredited Estate Planner, and a Chartered Life Underwriter. He is the chairman and chief executive officer of The L. Warner Companies, Inc., an investment advisory firm that specializes in integrated financial services with specific focus on creative personal planning and executive benefit consulting. He has served in that capacity since December 1992.

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

J. CLARENCE JAMESON, III, currently is the president and a principal of Jameson and Associates, P.A., a public accounting firm, and has served in that capacity for over 18 years. From June 1996 to January 1, 2000, Mr. Jameson was president and chairman of the Board of AmericasBank Corp., and from December 1997 to January 1, 2000, Mr. Jameson was vice president and chairman of the board of directors of AmericasBank. From February 1994 to June 1995, Mr. Jameson was chairman of the board of directors of Maryland Bank Corp., the savings and loan holding company of MarylandsBank, FSB. Mr. Jameson also was a director of MarylandsBank, FSB from February 1994 to June 1995. Mr. Jameson also was an organizer of the Bank of Maryland and its holding company, Bank Maryland Corp., and he served as chairman of the board of directors of both entities from 1985 to 1990.

SAVAS J. KARAS, is the founder and principal of Enterprise Solutions Group, Inc., a Hunt Valley, Maryland business solutions company. Mr. Karas founded the company in January 1994. Previously, he served as a manager with the firm of Booz-Allen and Hamilton from 1990 to 1993, and as a consultant with PricewaterhouseCoopers from 1989 to 1990. Mr. Karas is a Certified Public Accountant, a Certified Management Consultant, a Six Sigma blackbelt, and holds a Masters in Business Administration with a concentration in Accounting from Loyola College. Mr. Karas has also served as a member of the Board of Directors for the Weinberg YMCA of Central Maryland since 2003.

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

A. GARY REVER is an executive vice president and the chief financial officer of AmericasBank and AmericasBank Corp. and has served in that capacity for AmericasBank since August 4, 2003 and for AmericasBank Corp. since November 13, 2003. Prior to joining AmericasBank, from August 2000 to August 2003, Mr. Rever was the chief financial officer of Avatech Solutions, Inc., a public company that provides design automation and data management solutions for the manufacturing, building design, engineering and infrastructure and facilities management markets. From 1991 to May 1995, Mr. Rever was the chief financial officer of Towson, Maryland based Bank of Maryland. In that position, Mr. Rever was responsible for all staff functions including operations, human resources, facilities and branch administration. Mr. Rever retained his responsibilities at Bank of Maryland following its sale to Mason-Dixon Bancshares, Inc. in May 1995 and in 1998 consolidated the operating functions of Mason-Dixon’s subsidiary banks into Mason-Dixon Business Services, LLC, a service corporation formed to eliminate redundancies and reduce costs. Mr. Rever became president of the service corporation and served in that position through Mason-Dixon’s acquisition by BB&T Corporation in July 1999 and until June 2000. From July 1999 until June 2000, Mr. Rever worked to facilitate Mason-Dixon’s operations into BB&T Corporation. Mr. Rever is a Certified Public Accountant

RAMON F. ROIG, JR., M.D. currently practices internal medicine and gastroenterology in Baltimore, Maryland and is President of Ramon F. Roig, M.D., P.A. He has served in that capacity since 1974.

GRAYLIN E. SMITH, is a Certified Public Accountant and currently a partner with SB & Company, LLC. Mr. Smith is a founder of the firm and has served as a partner since February 2005. From July 2003 to January 2005, Mr. Smith was a partner with Abrams, Foster, Nole & Williams, P.A. in Baltimore, Maryland. From May 2002 to June 2003, Mr. Smith was a partner with the firm of Ernst & Young, LLP. From June 1981 to May 2002, he was with the firm of Arthur Andersen, LLP. He was appointed partner in September 1996. Mr. Smith is a past Chair of the Maryland Association of Certified Public Accountants and is the present Treasurer of the Associated Black Charities.

JOHN C. WEISS, III, currently serves as Chairman and CEO of Claragen, Inc., a development-stage biopharmaceutical company. He has served in that capacity since April, 2004. He also serves as Executive Director of the Entrepreneurship Program at the Robert G. Merrick School of Business, University of Baltimore. He has served in this capacity since 1999. He formerly served as Executive in Residence for the Office of Research and Development at the University of Maryland, Baltimore from July 2002 thru June 2004. Since 1990, Mr. Weiss has served on the board of trustees of the St. Agnes Healthcare Foundation in Baltimore, Maryland. Since 1995, he has served on the boards of visitors of Towson University and the University of Maryland, Baltimore. Mr. Weiss has formerly served in the capacity as either director or partner of several venture capital firms, namely, the Maryland Venture Capital Trust from 1990 to 2002, Anthem Capital, L.P. from 1992 to 1996, and Arete Ventures, Inc. from 1984 to 1990. From 2000 to 2002, Mr. Weiss served as interim Executive Director of the Baltimore City Parking Authority, Inc. Mr. Weiss formerly served on the board of directors of Chesapeake Biological Laboratories, Inc., Baltimore, Maryland, from 1986 to 1998 and was its president from 1996 to 1998. Mr. Weiss is also an active member of several other community and civic boards in the Baltimore area. Mr. Weiss has a Master of Business Administration degree from Loyola College, Baltimore, Maryland.

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

Executive Officers Who are Not Directors

JOHN D. MUNCKS, is an executive vice president and chief lending officer of AmericasBank. He has over 20 years of banking experience in the Baltimore and Washington, D.C. metropolitan areas specializing in commercial transactions. Prior to joining AmericasBank on July 28, 2003, Mr. Muncks was a principal of Sign Effects, Inc., an electronic sign business, from November 2000 until its sale in February 2003. From 1991 until 1998, Mr. Muncks served as an Executive Vice President for Signet Bank – Maryland working in both senior lending and credit capacities. Mr. Muncks was retired from 1998 until November 2000.

Audit Committee Matters

AmericasBank Corp. has a standing Audit Committee. The Audit Committee currently has five members: Graylin E. Smith (Chairman), J. Clarence Jameson, III, Savas J. Karas, Kenneth D. Pezzulla and John C. Weiss, III. The Audit Committee’s functions and responsibilities are described in a written charter that was adopted by AmericasBank Corp.’s Board of Directors.

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

AmericasBank Corp.’s Board of Directors determined that Graylin E. Smith meets the definition of an “audit committee financial expert.” The Board of Directors has also determined that Mr. Smith is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

The Board of Directors believes that the audit committee, as is it presently constituted, is able to carry out its functions fully and in the best interests of stockholders.

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

Executive Compensation

The following table sets forth the compensation paid by AmericasBank to its chief executive officer during 2004, 2003 and 2002. AmericasBank had no other executive officer who received compensation in excess of $100,000 during 2004.

Summary Compensation Table

	Year	Annual Compensation				Long-term Compensation
Name and Principal Position		Salary ($)		Bonus ($)		Securities Underlying Options (#)	All Other Compensation
Mark H. Anders, President & CEO (1)	2004 2003	$ $	125,000 57,291	$	— —	— —	$ $	17,132 7,255	(5) (5)

A. Gary Rever, EVP & CFO (2)	2004 2003	$ $	105,000 43,750	$	— —	— —	$ $	14,522 5,004	(6) (6)

John D. Muncks, EVP (3)	2004 2003	$ $	95,000 41,045	$	— —	— —	$ $	14,522 5,630	(7) (7)

J. Scott Sturgill, President & CEO (4)	2004 2003 2002	$ $ $	— 49,788 90,000	$	— — —	— — —	$ $ $	— 5,625 —

(1)	Mr. Anders has served as our president and chief executive officer since July 18, 2003. Mr. Anders also received $15,000 of consulting fees from us in 2003.
(2)	Mr. Rever has served as our executive vice president and chief financial officer since August 4, 2003.
(3)	Mr. Muncks has served as our executive vice president and chief lending officer since July 28, 2003.
(4)	Mr. Sturgill served as our president and chief executive officer from June 5, 2001 to July 18, 2003.
(5)	Other compensation for Mr. Anders included a car allowance and paid health insurance of $9,000 and $8,132, respectively for 2004, and $4,125 and $3,130, respectively, for 2003.
(6)	Other compensation for Mr. Rever included a car allowance and paid health insurance of $6,000 and $8,522, respectively for 2004, and $2,500 and $2,504, respectively, for 2003.
(7)	Other compensation for Mr. Muncks included a car allowance and paid health insurance of $6,000 and $8,522, respectively for 2004, and $2,500 and $3,130, respectively, for 2003.

The following table contains information concerning the grant of stock options made during the last completed fiscal year to Messrs. Anders and Rever and Muncks.

Individual Grants

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)(1)	Expiration Date
Mark H. Anders(2)	320,000	27.96%	$2.00	12/31/2013
A. Gary Rever(2)	267,500	23.37%	2.00	12/31/2013
John D. Muncks(2)	215,000	18.79%	2.00	12/31/2013

(1)	The exercise price is equal to the fair market value on the date of grant.
(2)	The options granted to Messrs. Anders, Rever and Muncks are subject to the following vesting requirements:

General Vesting Rules. Subject to the limitations described under “Vesting Adjustments” below, the stock options granted to Messrs. Anders, Rever, Muncks and other key employees will vest and become exercisable in accordance with the following provisions:

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

Period	Percentage of Options Vesting	ROAA Hurdle	Average Assets Hurdle
January 1, 2004 – December 31, 2004	11.67%	-1.25%	$40,542,000
January 1, 2005 – December 31, 2005	11.67%	0.25%	$59,672,000
January 1, 2006 – December 31, 2006	11.67%	0.5%	$71,471,000
January 1, 2007 – December 31, 2007	17.50%	0.75%	$84,024,000
January 1, 2008 – December 31, 2008	17.50%	1.00%	$95,583,000
January 1, 2009 – December 31, 2009	6.67%	1.25%	$105,708,000
January 1, 2010 – December 31, 2010	6.66%	1.40%	$116,137,000
January 1, 2011 – December 31, 2011**	6.66%	1.50%	$127,814,000
January 1, 2012 – December 31, 2012**	* *	1.50%	$127,814,000
January 1, 2013 – December 31, 2013**	* *	1.50%	$127,814,000

**	See paragraph (vi) below.

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

In the event any of our outstanding warrants are exercised, other than in connection with a cashless exercise, we will grant Messrs. Anders, Rever and Muncks, either pursuant to a stockholder approved stock option plan or otherwise, options to purchase additional shares of common stock at an exercise price equal to, as of the date of exercise of the warrant, the lesser of the fair market value of our common stock or the warrant exercise price. The number of options we will grant in such event will equal an amount such that our management would own, assuming the exercise of all options held by management, the same percentage of us both before and after the exercise of the warrants.

The following table sets forth information on the aggregate number of shares of common stock underlying unexercised options held as of December 31, 2004 by Messrs. Anders, Rever and Muncks.

Aggregate Options Table

	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised in-the-Money Options at December 31, 2004
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark H. Anders	32,000	320,000	$0	$0
A. Gary Rever	26,750	267,500	$0	$0
John D. Muncks	21,500	215,000	$0	$0

The exercise price of these options is $2.00 per share. The market value of the common stock was $1.85 per share, which is the sales price at which shares of common stock were last sold in over the counter trading on December 31, 2004.

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

The agreement provides for an initial salary of $125,000. The compensation committee of the board of directors, which currently is comprised of directors Mark D. Noar, (Chairman), Nicholas J. Belitsos, M.D., J. Clarence Jameson, III, Savas F. Karas, and Ramon F. Roig, M.D., will review Mr. Anders’ base salary annually and Mr. Anders will be entitled to a five percent increase if he receives a satisfactory performance evaluation from the compensation committee. The agreement does not provide standards that Mr. Anders must meet to achieve a satisfactory performance evaluation; rather such standards will be determined by the compensation committee in its discretion. In addition, the base salary will be renegotiated upwards when and if AmericasBank achieves a one percent return on average assets, as defined under general accounting principles of the banking industry, for any fiscal year. Mr. Anders is also entitled to participate in the 2004 Stock Incentive Plan in addition to any other bonus, incentive or other executive compensation programs made available to senior management of AmericasBank. See “Incentive Compensation - 2004 Stock Incentive Plan.”

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

Mr. Anders’ agreement also contains a provision whereby AmericasBank agrees to maintain in an escrow account an amount equal to Mr. Anders’ annual base salary. These escrowed funds are to be used as a source or partial source of any of the termination payments described above. Currently, Mr. Anders is waiving this requirement.

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

Mr. Rever’s agreement provides for an initial salary of $105,000 and Mr. Muncks’ agreement provides for an initial salary of $95,000. Mr. Rever and Mr. Muncks base salaries will be reviewed annually by the compensation committee of the board of directors and each will be entitled to receive a five percent increase if he receives a satisfactory performance evaluation from the compensation committee. Mr. Rever’s and Mr. Muncks’ agreements do not provide standards that they must meet to achieve a satisfactory performance evaluation; rather such standards will be determined by the compensation committee in its discretion. In addition, their base salaries will be renegotiated upwards when and if AmericasBank achieves a one percent return on average assets for any fiscal year. Mr. Rever and Mr. Muncks also are entitled to participate in the 2004 Stock Incentive Plan in addition to any other bonus, incentive or other executive compensation programs made available to senior management of AmericasBank. See “- Incentive Compensation - 2004 Stock Incentive Plan.”

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

The fourth “change in control” provision described above in Mr. Anders’ employment agreement does not constitute a change in control under Mr. Rever’s and Mr. Muncks’ employment agreements.

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

Mr. Rever’s and Mr. Muncks’ agreements also contain a provision whereby AmericasBank agrees to maintain in an escrow account an amount equal to 75% of their annual base salary. These escrowed funds are to be used as a source or partial source of any of the termination payments described above. Currently, Messer’s Rever and Muncks are waiving this requirement.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2004, with respect to compensation plans under which equity securities of AmericasBank Corp. are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
1998 equity compensation plan approved by security holders(1)	24,180	$10.12	49,820
2004 equity compensation plan approved by security holders(2)	1,144,500	$2.00	138,621

(1)	Refers to the AmericasBank Corp. 1998 Stock Option Plan.
(2)	Refers to the AmericasBank Corp. 2004 Stock Incentive Plan.

Security Ownership

The following table sets forth the beneficial ownership of AmericasBank Corp.’s capital stock as of March 11, 2005 by (i) persons believed by AmericasBank Corp. to beneficially own more than five percent (5%) of the common stock; (ii) AmericasBank Corp.’s directors and executive officers; and (iii) all directors and executive officers of AmericasBank Corp. as a group. Unless otherwise noted below, we believe that each person named in the table has or will have the sole voting and sole investment power with respect to each of the securities reported as owned by such person.

Name and Address of Beneficial Owner (1)	Shares of Common Stock	Warrants to Purchase Common Stock	Options to Purchase Common Stock	Total Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Ownership
Lee W. Warner (2)	135,000	125,000	280	260,280	6.69%
Mark H. Anders (3)	25,000	—	32,000	57,000	1.50%
Nicholas J. Belitsos, M.D (4)	106,034	96,034	1,560	203,628	5.27%
J Clarence Jameson, III (5)	190,000	295,365	—	485,365	11.95%
Savas J. Karas	250	—	—	250	0.01%
John D. Muncks (6)	25,000	—	21,500	46,500	1.23%
Mark D. Noar, M.D. (7)	52,510	92,510	860	145,880	3.78%
Kenneth D. Pezzulla (8)	6,300	13,050	11,560	30,910	0.82%
A. Gary Rever (9)	25,000	—	26,750	51,750	1.36%
Ramon F. Roig, M.D. (10)	63,100	98,100	1,720	162,920	4.21%
Graylin E. Smith	250	—	—	250	0.01%
John C. Weiss, III	250	—	—	250	0.01%

Directors and Officers as a Group, twelve (12) people	628,694	720,059	96,230	1,444,983	31.53%

John Sheldon Clark 1633 Broadway, 30th Floor New York, NY 10019 (11)	270,000	—	—	270,000	7.17%

(1)	Unless otherwise indicated, the address of each person listed in the foregoing table is the address of AmericasBank Corp.

The total number of shares beneficially owned includes shares of capital stock owned by the named persons as of March 11, 2005 and shares of common stock subject warrants and/or options held by the named persons that are exercisable as of, or within 60 days of, March 11, 2005.

The shares of common stock subject to warrants or options are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The shares of common stock and the warrants are held jointly with Mr. Warner’s wife, as to which Mr. Warner shares voting and investment power.
(3)	25,000 of the shares of common stock are held for the benefit of Mr. Anders’ IRA, as to which Mr. Anders has sole voting and investment power.
(4)	5,000 of the shares of common stock and 5,000 of the warrants are held for the benefit of the Nicholas J. Belitsos, M.D. Profit Sharing Trust, as to which Dr. Belitsos is the sole trustee; 51,000 shares of the common stock and 1,000 of the warrants are held jointly with Dr. Belitsos’ wife, as to which Dr. Belitsos shares voting and investment power; 700 shares of the common stock and 700 warrants are held by dependent children; and 1,000 of the shares of common stock and 1,000 of the warrants are held by Dr. Belitsos’ wife. Dr. Belitsos disclaims beneficial ownership as to the shares of common stock and warrants held by his wife.

(5)	154,650 of the shares of common stock and 274,065 of the warrants are held jointly with Mr. Jameson’s wife, as to which Mr. Jameson shares voting and investment power; 25,700 of the shares of common stock and 18,700 of the warrants are held for the benefit of Mr. Jameson’s IRA, as to which Mr. Jameson has sole voting and investment power; and 9,600 of the shares of the common stock and 2,600 of the warrants are held by Mr. Jameson’s wife’s IRA. Mr. Jameson disclaims beneficial ownership as to the shares of common stock and warrants held by his wife’s IRA.
(6)	25,000 of the shares of common stock are held for the benefit of Mr. Muncks’ IRA, as to which Mr. Muncks has sole voting and investment power.
(7)	34,265 of the shares of common stock and 50,265 of the warrants are held jointly with Dr. Noar’s wife, as to which Dr. Noar shares voting and investment power; 13,821 of the shares of common stock and 37,821 of the warrants are held by dependent children; 2,187 of the shares of the common stock and 2,187 of the warrants are held for the benefit of Dr. Noar’s IRA, as to which Dr. Noar has sole voting and investment power; and 2,187 of the shares of the common stock and 2,187 of the warrants are held by Dr. Noar’s wife’s IRA.
(8)	3,000 of the shares of common stock and 3,000 of the warrants are held for the benefit of Mr. Pezzulla’s IRA, as to which Mr. Pezzulla has sole voting and investment power and 3,250 shares of common stock and 10,000 warrants are held jointly with Mr. Pezzulla’s wife.
(9)	25,000 of the shares of common stock are held for the benefit of Mr. Rever’s IRA, as to which Mr. Rever has sole voting and investment power.
(10)	3,000 of the shares of the common stock and 3,000 of the warrants are held for the benefit of Dr. Roig’s IRA, as to which Dr. Roig has sole voting and investment power; 3,000 shares are held jointly with Dr. Roig’s wife; 42,100 of the shares of common stock and 42,100 of the warrants are held for the benefit of Raymond F. Roig, Jr., M.D. P.A. Profit Sharing Plan & Trust, as to which Dr. Roig is the sole trustee; and 2,000 of the shares of common stock and 2,000 of the warrants are held for the benefit of Dr. Roig’s wife’s IRA, as to which Mrs. Roig has sole voting and investment power. Dr Roig disclaims beneficial ownership as to the shares of common stock and warrants held for the benefit of his wife’s IRA.
(11)	Based on information filed with the Securities and Exchange Commission by John Sheldon Clark, Mr. Clark has indicated that he has beneficial ownership of 270,000 shares of common stock.

Item 12. Certain Relationships and Related Transactions

AmericasBank has had in the past, and expects to have in the future, banking transactions with directors and executive officers and the business and professional organizations in which they are associated in the ordinary course of business. Any loans and loan commitments are made in accordance with all applicable laws. In the opinion of management, these transactions do not and will not involve more than the normal risk of collectibility or present other unfavorable features. Directors or officers with any personal interest in any loan application are excluded from considering any such loan application. The aggregate amount of loans outstanding at December 31, 2004 and 2003 to AmericasBank’s directors, officers and their affiliates was approximately $394,959 and $1,127,242.

Mr. Karas has provided and may continue to provide consulting services to AmericasBank Corp. and AmericasBank. For the years ended December 31, 2004 and 2003, we paid Mr. Karas an aggregate of $20,000 and $0, respectively, for these services.

In addition to the foregoing provisions regarding the terms of our banking transactions with our directors and executive officers, any business transactions with our or AmericasBank’s directors, executive officers or holders of five percent or more of our capital stock, will be made on terms that are no less favorable to us and AmericasBank than those that could be obtained from unaffiliated third parties.

Item 13. Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
*3.1	Articles of Incorporation of AmericasBank Corp.

3.2	Articles of Amendment

3.3	Articles Supplementary adding Series A Preferred Stock

3.4	Articles Supplementary removing Series A Preferred Stock

##3.5	Second Amended and Restated Bylaws of AmericasBank Corp.

*4.1	Form of Common Stock Certificate of AmericasBank Corp.

*4.2	Form of Purchase Warrant, Series A

*4.3	Form of Purchase Warrant, Series B

*4.4	Form of Purchase Warrant, Series C

*4.5	Form of Purchase Warrant, Series E

*10.1	Amended Employment Agreement between Mark H. Anders and AmericasBank

*10.2	Amended Employment Agreement between A. Gary Rever and AmericasBank

*10.3	Amended Employment Agreement between John D. Muncks and AmericasBank

*10.4	AmericasBank Corp. 1998 Stock Option Plan

@10.5	AmericasBank Corp. 2004 Stock Incentive Plan

@10.6	Form of Incentive Stock Option Grant Agreement for Employees other than Mark H. Anders, A. Gary Rever and John D. Muncks

#10.7	Incentive Stock Option Grant Agreement dated March 11, 2004 between AmericasBank Corp. and Mark H. Anders

#10.8	Incentive Stock Option Grant Agreement dated March 11, 2004 between AmericasBank Corp. and A. Gary Rever

#10.9	Incentive Stock Option Grant Agreement dated March 11, 2004 between AmericasBank Corp. and John D. Muncks

*10.10	Lease agreement between Highlandtown Village Shopping Center and AmericasBank

**14	Code of Ethics for Senior Financial Officers

*21.	Subsidiaries of AmericasBank Corp.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The exhibits which are denominated with an asterisk (*) were previously filed by AmericasBank Corp. as a part of, and are hereby incorporated by reference from, AmericasBank Corp.’s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-110947.

The exhibit which is denominated with two asterisks (**) were previously filed by AmericasBank Corp as a part of, and is hereby incorporated by reference from, AmericasBank Corp.’s Annual Report on Form 10-KSB filed on March 30, 2004.

The exhibits which are denominated with the number sign (#) were previously filed by AmericasBank Corp as a part of, and are hereby incorporated by reference from, AmericasBank Corp.’s Quarterly Report on Form 10-QSB filed on May 14, 2004.

The exhibit which is denominated with two numbers signs (##) was previously filed by AmericasBank Corp as a part of, and is hereby incorporated by reference from, AmericasBank Corp.’s Quarterly Report on Form 10-QSB filed on August 13, 2004.

The exhibits which are denominated with the at sign (@) were previously filed by AmericasBank Corp. as a part of, and are hereby incorporated by reference from, AmericasBank Corp.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-119373).

Note: Exhibits 10.1 through 10.9, relate to management contracts or compensatory plans or arrangements.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Rowles & Co, LLP for the audit of AmericasBank Corp.’s annual consolidated financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by Rowles & Co., LLP during those periods.

	December 31,
	2004	2003
Audit fees(1)	$30,519	$24,677
Audit related fee(2)	5,934	8,264
Tax fees(3)	4,576	5,118
All other fees(4)	648	7,299

Total	$41,677	$45,358

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of AmericasBank Corp.’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Rowles & Company in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of AmericasBank Corp’s consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees for services other than the services reported above. In 2003, this category included internal audits.

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

AMERICASBANK CORP.

Date: March 29, 2005	By:	/s/ Mark H. Anders
Mark H. Anders, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Lee W. Warner Lee W. Warner	Chairman, Director	March 30, 2005

/s/ Mark H. Anders Mark H. Anders	President, CEO and Principal Executive Officer; Director	March 29, 2005

/s/ Nicholas J. Belitsos, M.D. Nicholas J. Belitsos, M.D.	Secretary, Director	March 30, 2005

/s/ J. Clarence Jameson, III J. Clarence Jameson, III	Director	March 29, 2005

/s/ Savas J. Karas Savas J. Karas	Director	March 30, 2005

/s/ Mark D. Noar, M.D Mark D. Noar, M.D.	Vice Chairman; Director	March 29, 2005

/s/ Kenneth D. Pezzulla Kenneth D. Pezzulla	Director	March 29, 2005

/s/ A. Gary Rever A. Gary Rever	Executive Vice President, Chief Financial Officer; Principal Financial Officer and Principal Accounting Officer; Director, Assistant Secretary	March 29, 2005

/s/ Ramon Roig, M.D. Ramon F. Roig, M.D.	Director	March 29, 2005

/s/ Graylin E. Smith Graylin E. Smith	Director	March 30, 2005

/s/ John C. Weiss, III John C. Weiss, III	Director	March 29, 2005

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

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
*3.1	Articles of Incorporation of AmericasBank Corp.

3.2	Articles of Amendment

3.3	Articles Supplementary adding Series A Preferred Stock

3.4	Articles Supplementary removing Series A Preferred Stock

##3.5	Second Amended and Restated Bylaws of AmericasBank Corp.

*4.1	Form of Common Stock Certificate of AmericasBank Corp.

*4.2	Form of Purchase Warrant, Series A

*4.3	Form of Purchase Warrant, Series B

*4.4	Form of Purchase Warrant, Series C

*4.5	Form of Purchase Warrant, Series E

*10.1	Amended Employment Agreement between Mark H. Anders and AmericasBank

*10.2	Amended Employment Agreement between A. Gary Rever and AmericasBank

*10.3	Amended Employment Agreement between John D. Muncks and AmericasBank

*10.4	AmericasBank Corp. 1998 Stock Option Plan

@10.5	AmericasBank Corp. 2004 Stock Incentive Plan

@10.6	Form of Incentive Stock Option Grant Agreement for Employees other than Mark H. Anders, A. Gary Rever and John D. Muncks

#10.7	Incentive Stock Option Grant Agreement dated March 11, 2004 between AmericasBank Corp. and Mark H. Anders

#10.8	Incentive Stock Option Grant Agreement dated March 11, 2004 between AmericasBank Corp. and A. Gary Rever

#10.9	Incentive Stock Option Grant Agreement dated March 11, 2004 between AmericasBank Corp. and John D. Muncks

*10.10	Lease agreement between Highlandtown Village Shopping Center and AmericasBank

**14	Code of Ethics for Senior Financial Officers

*21.	Subsidiaries of AmericasBank Corp.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The exhibits which are denominated with an asterisk (*) were previously filed by AmericasBank Corp. as a part of, and are hereby incorporated by reference from, AmericasBank Corp.’s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-110947.

The exhibit which is denominated with two asterisks (**) were previously filed by AmericasBank Corp as a part of, and is hereby incorporated by reference from, AmericasBank Corp.’s Annual Report on Form 10-KSB filed on March 30, 2004.

The exhibits which are denominated with the number sign (#) were previously filed by AmericasBank Corp as a part of, and are hereby incorporated by reference from, AmericasBank Corp.’s Quarterly Report on Form 10-QSB filed on May 14, 2004.

The exhibit which is denominated with two numbers signs (##) was previously filed by AmericasBank Corp as a part of, and is hereby incorporated by reference from, AmericasBank Corp.’s Quarterly Report on Form 10-QSB filed on August 13, 2004.

The exhibits which are denominated with the at sign (@) were previously filed by AmericasBank Corp. as a part of, and are hereby incorporated by reference from, AmericasBank Corp.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-119373).

Note: Exhibits 10.1 through 10.9, relate to management contracts or compensatory plans or arrangements.