Form 10QSB
period 2005-03-31
AMERICASBANK CORP
filed 2005-05-13
CIK 1040491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

At May 12, 2005, the issuer had 3,766,810 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

AmericasBank Corp. and Subsidiary

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004 (1)
	(Unaudited)
Assets
Cash and due from banks	$1,586,758	$866,960
Federal funds sold and Federal Home Loan Bank deposit	9,100,249	4,356,587
Securities available for sale	30,000	348,182
Federal Home Loan Bank and Federal Reserve Bank stock at cost	238,500	132,550
Loans held for sale	1,438,792	1,617,048
Loans and leases, less allowance of $315,082 and $315,127	33,238,872	31,245,162
Premises and equipment	933,568	963,560
Accrued interest receivable	153,393	140,898
Goodwill and other intangibles	295,041	295,207
Other assets	134,467	165,945

	$47,149,640	$40,132,099

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$2,073,958	$2,226,222
Interest-bearing	39,683,266	32,344,071

Total deposits	41,757,224	34,570,293
Other liabilities	126,156	166,002

	41,883,380	34,736,295

Stockholders’ equity
Common stock, par value $.01 per share; 10,000,000 shares authorized, issued and outstanding 3,766,810 and 3,766,810 shares	37,668	37,668
Additional paid-in capital	11,461,663	11,420,940
Accumulated deficit	(6,233,071)	(6,080,564)
Accumulated other comprehensive income	—	17,760

	5,266,260	5,395,804

	$47,149,640	$40,132,099

(1)	The December 31, 2004 balance sheet has been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended, as discussed in Note 2.

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004 (1)
Interest revenue
Loans and leases, including fees	$600,559	$297,885
Federal funds sold and Federal Home Loan Bank deposit	45,175	21,490
Preferred trust securities	7,417	7,500
Mortgage-backed securities	—	112
Other	2,793	2,725

Total interest revenue	655,944	329,712

Interest expense
Deposits	284,159	172,318

Net interest income	371,785	157,394

Provision for loan and lease losses	—	5,000

Net interest income after provision for loan and lease losses	371,785	152,394

Noninterest revenue
Service charges on deposit accounts and other fees	12,648	10,716
Mortgage banking gains and fees	119,298	23,613

Total noninterest revenue	131,946	34,329

Noninterest expenses
Salaries	287,556	322,486
Employee benefits	80,506	56,490
Occupancy	46,366	31,737
Furniture and equipment	30,501	21,328
Other	211,309	159,525

Total noninterest expenses	656,238	591,566

Loss before income taxes	(152,507)	(404,843)

Income taxes	—	—

Net loss	$(152,507)	$(404,843)

Loss per common share - basic and diluted	$(0.04)	$(0.28)

(1)	Results for the three months ended March 31, 2004, have been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended, as discussed in Note 2

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Comprehensive income
	Shares	Par value

Balance, December 31, 2003	791,060	$7,911	$6,005,696	$(4,498,676)	$17,706
Retroactive restatement for stock-based compensation (see note 2 )	—	—	48,553	(48,553)	—

Balance, December 31, 2003, as restated	791,060	7,911	6,054,249	(4,547,229)	17,706
Net loss	—	—	—	(404,843)	—	$(404,843)
Unrealized loss on investment securities available for sale, net	—	—	—	—	27	27

Comprehensive income						$(404,816)

Stock-based compensation expense	—	—	41,783	—	—
Common stock issued, net	2,875,000	28,750	4,998,426	—	—

Balance, March 31, 2004	3,666,060	$36,661	$11,094,458	$(4,952,072)	$17,733

Balance, December 31, 2004	3,766,810	$37,668	$11,134,030	$(5,793,654)	$17,760
Retroactive restatement for stock-based compensation (see note 2 )	—	—	286,910	(286,910)	—

Balance, December 31, 2004, as restated	3,766,810	37,668	11,420,940	(6,080,564)	17,760
Net loss	—	—	—	(152,507)	—	$(152,507)
Unrealized gain on investment securities available for sale, net	—	—	—	—	(17,760)	(17,760)

Comprehensive income						$(170,267)

Stock-based compensation expense	—	—	40,723	—	—
Balance, March 31, 2005	3,766,810	$37,668	$11,461,663	$(6,233,071)	$—

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004 (1)
Cash flows from operating activities
Interest received	$630,927	$334,159
Fees and commissions received	12,648	10,716
Interest paid	(275,322)	(173,024)
Proceeds from sales of loans held for sale	7,598,599	5,779,421
Originations of loans held for sale	(7,301,045)	(5,657,321)
Cash paid to suppliers and employees	(601,023)	(280,100)

	64,784	13,851

Cash flows from investing activities
Proceeds from maturity and call of investment securities Available for sale	300,422	8,962
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(105,950)	—
Redemption of Federal Reserve Bank stock	—	19,400
Loans and leases made, net of principal collected	(1,981,188)	108,994
Purchase of premises and equipment	(1,539)	(14,215)

	(1,788,255)	123,141

Cash flows from financing activities
Net increase in time deposits	4,696,015	(882,743)
Net increase (decrease) in other deposits	2,490,916	(357,672)
Proceeds from issuance of common stock	—	5,027,176

	7,186,931	3,786,761

Net increase in cash and cash equivalents	5,463,460	3,923,753

Cash and cash equivalents at beginning of year	5,223,547	8,738,746

Cash and cash equivalents at end of year	$10,687,007	$12,662,499

(1)	The Statement of Cash Flows for three months ended March 31, 2004, has been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended, as discussed in Note 2.

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited) (Continued)

	Three Months Ended
	March 31, 2005	March 31, 2004 (1)
Reconciliation of net loss to net cash provided by operating activities
Net loss	$(152,507)	$(404,843)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	41,393	34,507
Provision for loan and lease losses	—	5,000
Amortization of security premiums	—	80
Stock-based compensation	40,723	41,783
Amortization of loan premium and other intangible assets	166	833
Increase (decrease) in
Deferred loan fees and costs, net	(12,522)	(1,779)
Accrued interest payable	8,837	(706)
Other liabilities	(48,683)	132,516
Decrease (increase) in
Loans held for sale	178,256	98,487
Accrued interest receivable	(12,495)	5,313
Other assets	21,616	102,660

	$64,784	$13,851

Noncash investing activity
Transfer of loans to foreclosed real estate	$—	$42,166

(1)	The Statement of Cash Flows for three months ended March 31, 2004, has been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended, as discussed in Note 2.

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

The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in AmericasBank Corp.’s 2004 Annual Report on Form 10-KSB. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2004 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2005.

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

2. STOCK-BASED COMPENSATION

Effective January 1, 2005, AmericasBank Corp. began recognizing expense for stock-based compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended. As a result, salaries and employee benefits expense for the first quarter of 2005 included $40,723 of stock-based compensation. We have chosen the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amended SFAS No. 123. As a result, financial information for all prior periods presented have been restated to reflect the salaries and employee benefits expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees. The use of the retroactive restatement method resulted in the restatement of previously reported balances of additional paid-in capital and accumulated deficit. As of December 31, 2004, previously reported additional paid-in capital was increased by $286,910 and accumulated deficit was increased by the same amount. As of December 31, 2003, previously reported additional paid-in capital was increased by $48,553, and accumulated deficit was increased by the same amount.

As a result of using the retroactive restatement method, salaries expense in the quarter ending March 31, 2004, increased from the amount previously reported by $41,783. The impact of our decision to recognize expense for stock-based compensation on our previously reported net loss, basic loss per common share and diluted loss per common share is as follows:

Three Months Ended March 31, 2004
Net loss, as reported	$(363,060)
Add: Stock-based compensation expense included in reported net income	—
Deduct: Total stock-based compensation expense determined under fair value for all awards	(41,783)

Net loss, as restated	$(404,843)

Loss per common share - basic and diluted
As reported	$(0.25)
As restated	$(0.28)

3. REGULATORY MATTERS

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

4. LOSS PER SHARE

Loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents were not considered in the computation of diluted earnings per share because the result would have been anti-dilutive. The weighted average common shares outstanding were 3,766,810 for the three months ended March 31, 2005, and 1,454,522 for the three months ended March 31, 2004.

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

General

AmericasBank Corp. was incorporated as a Maryland corporation on June 4, 1996, to become a one-bank holding company by acquiring all of the capital stock of AmericasBank, a federal stock savings bank, upon its formation. AmericasBank commenced operations on December 1, 1997. On March 20, 1999, AmericasBank converted from a federal stock savings bank to a Maryland chartered trust company exercising the powers of a commercial bank.

AmericasBank has incurred losses in every year since its inception. AmericasBank Corp. and AmericasBank are operating under a Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation (the “Written Agreement”).

Overview

During the quarter we continued to show progress towards our goal of achieving profitability by the first quarter of 2006. We reduced the net loss by $252,336 to $152,507 for the period ending March 31, 2005, compared to $404,843 for the period ending March 31, 2004. The net loss in each reported period included a charge to salary expense for stock-based compensation as we voluntarily adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended (see Note 2 to the Notes to Financial Statements).

Excluding this charge, our loss in the first quarter of 2005 would have been $111,784 or a 69.2% improvement over the first quarter of 2004 when our loss would have been $363,060. We believe this information is useful to investors as other small business issuers are not required to adopt SFAS No. 123 until 2006. As indicated, we have voluntarily adopted the standard in 2005.

We continue to look for opportunities to add to our mortgage loan origination team and expect to add additional loan originators in the second quarter of 2005. Currently we have four mortgage loan originators whose combined efforts in the first quarter of 2005 resulted in a 405.2% increase in mortgage banking fees and gains from $23,613 for the three months ended March 31, 2004, to $119,298 for the three months ended March 31, 2005. We originated and sold these loans as a correspondent lender and as a broker. This group also provided numerous loan opportunities for us to consider that resulted in our extending credit to borrowers for portfolio loans.

As anticipated, our noninterest expenses increased 10.9% from $591,566 for the three months ended March 31, 2004 as compared to $656,238 for the three months ended March 31, 2005. We believe that we have substantially implemented the operational infrastructure necessary to support our growth. We anticipate that we will need to add additional staff incrementally to support future growth which will result in further increases in noninterest expenses.

We continue to work on resolving the regulatory issues raised in the Written Agreement. Our primary challenge is to demonstrate that our business plan can continue to produce the balance sheet growth and operating margins to achieve profitability. Remedying all outstanding deficiencies and having the Written Agreement terminated are important to our future success because the Written Agreement imposes restrictions on our operations. We continue to work closely with Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation to remedy all outstanding deficiencies.

Summary of Recent Performance

We incurred a net loss of $152,507 or $(0.04) per basic and diluted common share for the three months ended March 31, 2005, a decrease of $252,336 compared to our net loss of $404,843 or $(0.28) per basic and diluted common share for the three months ended March 31, 2004.

Total assets increased by $7,017,541 or 17.5%, to $47,149,640 at March 31, 2005, compared to $40,132,099 at December 31, 2004.

Loans and leases, net of allowance, at March 31, 2005 were $33,238,872, or 6.4% above the $31,245,162 reported at December 31, 2004, and 118.2% above the $15,235,973 reported a year ago at March 31, 2004. The majority of this growth was in our commercial and residential real estate products.

The allowance for loan losses was $315,082 or 0.94% of loans at March 31, 2005, compared to $315,127 or 0.99% of loans at December 31, 2004. Our non-performing assets were $622,761 or 1.85% of loans at March 31, 2005, compared to $175,742 or 0.55% of loans at December 31, 2004. The substantial increase in nonaccrual loans was related to one loan in which we held an approximately 10% participation. Our loan balance to this borrower was $587,761 at March 31, 2005.

This non-performing loan is to a land developer for the purchase and development of raw land that was under contract for sale as developed lots to a national homebuilder. The project ran into delays during the permitting process related primarily to storm water management. As a result of the delays, the interest reserve was exhausted, causing the loan to go into interest payment default. We believe that the permitting process is back on track, and that the national homebuilder is prepared to purchase the raw lots, once they go to record plat, at a price significantly higher than the original price for the developed lots. Our borrower is currently negotiating with a lender to provide subordinated debt financing to fund the project until it gets to record plat. We believe that these issues will be resolved within the next six months. Ultimately, we believe we will receive all interest and principal on this loan, although there can be no assurance that that will be the case.

Total deposits were $41,757,224 at March 31, 2005, which represents a $7,186,931 or 20.8% increase from $34,570,293 of total deposits at December 31, 2004. The growth in deposits is the result of offering premium rate certificates of deposit through an Internet-based service and through print advertising in local newspapers.

Our net interest margin was 3.71% for the three months ended March 31, 2005, compared to 2.54% for the three months ended March 31, 2004. This increase in our net interest margin is due primarily to the 101.7% increase in average loans in the first quarter of 2005 compared to the first quarter of 2004. Market interest rates increased between the quarters ended March 31, 2005 and March 31, 2004, resulting in an increase in our yield on our interest earning assets from 5.33% in the first three months of 2004 to 6.54% in the first three months of 2005. Correspondingly, our rate on interest bearing deposits increased to 3.29% in the three months ended March 31, 2005, from 3.00% for the three months ended March 31, 2004. Also contributing to the higher costs of interest bearing deposits was our successful marketing of higher cost certificates of deposit that represented most of the growth in deposits as noted in the previous paragraph.

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

Net interest income for the three months ended March 31, 2005, increased 136.2% to $371,785 from $157,394 for the three months ended March 31, 2004.

The increase is primarily attributable to an increase in interest revenue from loans and leases. Average loans increased by 101.7% in the first quarter of 2005 compared to the first quarter of 2004. Market interest rates increased between the quarters ended March 31, 2005 and March 31, 2004, resulting in an increase in our yield on our interest earning assets from 5.33% in the first three months of 2004 to 6.54% in the first three months of 2005. Correspondingly, our rate on interest bearing deposits increased to 3.29% in the three months ended March 31, 2005, from 3.00% for the three months ended March 31, 2004. In general, market interest rates have increased due to Federal Reserve actions increasing the target for the federal funds rate from 1.00% as of March 31, 2004 to its current target rate of 3.00% as of May 3, 2005. Also contributing to the higher costs of interest bearing deposits was our successful marketing of higher costs certificates of deposit that represented most of the growth in deposits.

Interest revenue increased 98.9% for the three months ended March 31, 2005, from $329,712 for the three months ended March 31, 2004, to $655,944 for the three months ended March 31, 2005. Interest revenue from loans and leases increased 101.6% for the three months ended March 31, 2005, from $297,885 for the three months ended March 31, 2004, to $600,559 for the three months ended March 31, 2005. This increase is attributable to an increase in average loans outstanding from $15,649,143 for the three months ended March 31, 2004, to $31,567,233 for the three months ended March 31, 2005. Interest revenue from federal funds sold increased as the yield was 2.50% for the three months ended March 31, 2005, compared to 1.15% for the three months ended March 31, 2004.

Interest expense amounted to $284,159 for the three months ended March 31, 2005, which was $111,841 higher than the $172,318 amount for the three months ended March 31, 2004. The increase in interest expense was the result of an increase in the average rate paid on interest bearing deposits from 3.00% for the three months ended March 31, 2004, compared to 3.29% for the three months ended March 31, 2005. Also contributing to the increase in interest expense was the $11,995,745 increase in average interest bearing deposits to $35,029,448 for the three months ended March 31, 2005, from $23,033,703 for the three months ended March 31, 2004.

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

Average Balances, Interest, and Yields

	Three Months Ended March 31,
	2005			2004
	Average balance	Interest	Yield/ Rate	Average balance	Interest	Yield/ Rate
Assets:
Federal Funds Sold and FHLB deposit	$7,318,249	$45,175	2.50%	$7,472,634	$21,490	1.15%
FHLB and FRB dividends	186,073	2,579	5.62%	158,758	1,885	4.76%

Investment Securities
Mortgage backed	141	—	0.00%	13,990	112	3.21%
Preferred trust	296,667	7,417	10.14%	300,000	7,500	10.03%
Equity security	30,000	214	2.89%	30,000	840	11.23%

Total investment securities	326,808	7,631	9.47%	343,990	8,452	9.86%

Loans held for sale	1,266,276	20,185	6.46%	1,184,574	23,416	7.93%

Loans:
Residential real estate	14,778,838	281,882	7.74%	3,288,132	70,435	8.59%
Construction and land development	4,084,375	52,350	5.20%	749,000	8,911	4.77%
Commercial, including real estate	6,214,138	141,657	9.25%	5,761,265	97,113	6.76%
Commercial finance leases	3,534,784	61,802	7.09%	4,658,899	83,323	7.17%
Home equity	2,633,916	37,570	5.78%	916,109	9,718	4.25%
Installment	321,182	5,113	6.46%	275,738	4,969	7.23%

Total loans	31,567,233	580,374	7.46%	15,649,143	274,469	7.03%

Total interest earning assets	40,664,639	655,944	6.54%	24,809,099	329,712	5.33%

Allowance for loan and lease losses	(315,152)			(290,966)
Noninterest-bearing cash	722,982			1,755,320
Premises and equipment	954,270			860,950
Other assets	581,570			333,615

Total assets	42,608,309			27,468,018

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	5,741,918	25,826	1.82%	5,843,220	12,138	0.83%
NOW, money market and escrow	2,346,764	10,281	1.78%	1,026,325	2,609	1.02%
Certificates of deposit	26,940,766	248,052	3.73%	16,164,158	157,571	3.91%

Total interest-bearing deposits	35,029,448	284,159	3.29%	23,033,703	172,318	3.00%
Noninterest-bearing deposits	2,046,809	—		1,761,988	—

	37,076,257	284,159	3.11%	24,795,691	172,318	2.79%

Other liabilities	143,384			158,881
Stockholders’ equity	5,388,668			2,513,446

Total Liabilities and Stockholders’ Equity	$42,608,309			$27,468,018

Net interest spread			3.43%			2.54%
Net interest income		$371,785			$157,394

Net margin on earning assets			3.71%			2.54%

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

There was no provision for loan and lease losses for the three months ended March 31, 2005, compared to $5,000 for the three months ended March 31, 2004. The determination not to provide a provision in the first quarter of 2005 was based on our risk assessment of the portfolio. During the first three months of 2005, we had nominal chargeoffs and no recoveries compared to no chargeoffs and $14,250 in recoveries for the first three months of 2004.

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

The allowance for loan and lease losses represented 0.94% and 0.99% of total loans at March 31, 2005, and December 31, 2004, respectively. AmericasBank has no exposure to foreign countries or foreign borrowers. Management believes that the current allowance for loan and lease losses is adequate.

The changes in the allowance for loan and lease losses are presented in the following table:

	Three Months Ended March 31,		Year Ended December 31,
	2005	2004	2004
Balance, beginning of year	$315,127	$275,077	$275,077
Provision charged to operations	—	5,000	20,000
Recoveries	—	14,250	20,407

	315,127	294,327	315,484
Loans charged off	45	—	357

Balance, end of year	$315,082	$294,327	$315,127

Allowance for loan and lease losses to total loans	0.94%	1.90%	0.99%

Loans past due 90 days or more and still accruing interest	$—	$7,144	$121,616

Loans classified as nonaccrual and the associated unrecorded interest is as follows:

	March 31,		December 31,
	2005	2004	2004
Nonaccrual loans	$622,761	$35,000	$54,126
Unrecorded interest on nonaccrual loans	17,440	2,626	6,521

Noninterest Revenue

Noninterest revenue consisted primarily of mortgage banking gains and fees from the sale of mortgage loans, and service charges on deposit accounts, which includes debit card fees and ATM fees. Noninterest revenues amounted to $131,946 for the three months ended March 31, 2005, an increase of $97,617 from the same period in 2004 of $34,329. The increase was from a $95,685 increase in realized gains and fees on the sale of mortgage loans to $119,298 for the three months ended March 31, 2005, from $23,613 for the three months ended March 31, 2004. We had four mortgage loan originators during the first quarter of 2005 compared to one during the first quarter of 2004. Service charges on deposit accounts and other fees increased by $1,932 to $12,648 in the three months ended March 31, 2005, compared $10,716 during the same period in 2004. The increase was primarily from ATM service charges.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2005, amounted to $656,238 compared to $591,566 in the same period in 2004, an increase of $64,672. Employee benefits increased $24,016 to $80,506 for the three months ended March 31, 2005 compared to $56,490 for the three months ended March 31, 2004. The increase was mainly in payroll taxes, our IRA match, and health care benefits. Occupancy increased $14,629 to $46,366 for the three months ended March 31, 2005 compared to $31,737 for the three months ended March 31, 2004. This increase is primarily from additional rent associated with our Towson mortgage office. Furniture and equipment increased $9,173 to $30,501 for the three months ended March 31, 2005 compared to $21,328 for the three months ended March 31, 2004. Certain expenses associated with our renovation of 500 York Road were expensed in the first quarter of 2005. Other expense increased $51,784 to $211,309 for the three months ended March 31, 2005 compared to $159,525 for the three months ended March 31, 2004. Increases in this expense category were associated with software depreciation, data processing fees, insurance, and professional services.

Salaries decreased $34,930 to $287,556 for the three months ended March 31, 2005 compared to $322,486 for the three months ended March 31, 2004. Beginning in December 2004, we re-evaluated our cost basis for originating or acquiring loans and leases to include the deferral of direct salaries. Approximately $40,824 in direct salary expenses was deferred in the first quarter of 2005 compared to none in 2004. Also in the first quarter of 2004 we expensed approximately $60,000 to provide severance benefits associated with our restructuring of certain staff positions.

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

The investment portfolio at March 31, 2005, amounted to $30,000, a decrease of $318,182, from $348,182 at December 31, 2004. All securities at March 31, 2005, and December 31, 2004, were classified as available for sale. The majority of the decrease was related to the redeemable preferred trust investment security issued by Provident Trust II, a subsidiary of Provident Bankshares Corporation. On March 31, 2005, the security was redeemed at par. We invested the proceeds from this security in federal funds pending their use to fund loan growth.

Loan Portfolio

Loans and leases, net of allowance, unearned fees and origination costs increased $1,993,710 or 6.4% to $33,238,872 at March 31, 2005, from $31,245,162 at December 31, 2004.

Residential real estate loans decreased by $363,156 (2.3%), construction and land development loans increased by $265,326 (6.7%), commercial loans including commercial real estate loans increased by $1,235,909 (21.7%), commercial finance leases decreased by $406,882 (10.9%), home equity loans increased by $1,265,655 (58.3%) and installment loans decreased by $15,709 (4.3%) from their respective balances at December 31, 2004. Going forward, we expect to continue to see wide changes in our loan categories as we experience scheduled payoffs and as we grow our loan portfolio.

Loans secured by real estate comprise the majority of the loan portfolio. AmericasBank’s loan customers are generally located in the greater Baltimore metropolitan area.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio
	March 31 2005%		December 31, 2004%
Residential real estate	$15,380,842	45.66%	$15,743,998	49.67%
Construction and land development	4,241,141	12.59%	3,975,815	12.54%
Commercial, including real estate	6,924,226	20.56%	5,688,317	17.94%
Commercial finance leases	3,344,725	9.93%	3,751,607	11.84%
Home equity	3,437,316	10.21%	2,171,661	6.85%
Installment	353,442	1.05%	369,151	1.16%

	33,681,692	100.00%	31,700,549	100.00%

Deferred loan origination fees, net of cost	(127,738)		(140,260)
Allowance for loan and lease losses	(315,082)		(315,127)

	$33,238,872		$31,245,162

We perform monthly reviews of all delinquent loans and leases and relationship officers are charged with working with customers to resolve potential credit issues and payment delinquency in a timely manner. We generally classify loans and leases as nonaccrual when collection of full principal and interest under the original terms of the credit is not expected or payment of principal or interest has become 90 days past due. Classifying a credit as nonaccrual results in us no longer accruing interest on such loan or lease and reversing any interest previously accrued but not collected. We will generally restore a nonaccrual loan or lease to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments in a timely manner and in accordance with the original repayment schedule. Generally, we credit all interest payments received on nonaccruing credits to the principal balance of the loan or lease to reduce our credit exposure. If we have collateral that mitigates our credit exposure, we may recognize interest as income when received.

As of March 31, 2005, and December 31, 2004, the balances of our nonaccrual loans were $622,761 and $54,126, respectively. The substantial increase in nonaccrual loans was related to one loan in which we held an approximately 10% participation. Our loan balance to this borrower was $587,761 at March 31, 2005.

This non-performing loan is to a land developer for the purchase and development of raw land that was under contract for sale as developed lots to a national homebuilder. The project ran into delays during the permitting process related primarily to storm water management. As a result of the delays, the interest reserve was exhausted, causing the loan to go into interest payment default. We believe that the permitting process is back on track, and that the national homebuilder is prepared to purchase the raw lots, once they go to record plat, at a price significantly higher than the original price for the developed lots. Our borrower is currently negotiating with a lender to provide subordinated debt financing to fund the project until it gets to record plat. We believe that these issues will be resolved within the next six months. Ultimately, we believe we will receive all interest and principal on this loan, although there can be no assurance that that will be the case.

We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), “Accounting by Creditors for Impairment of a Loan,” as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure.” SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan and lease losses. We write off impaired loans when collection of the loan is doubtful. We generally classify nonaccrual loans and leases as impaired. As of March 31, 2005, and December 31, 2004, no credit had been identified as impaired other than the nonaccrual loans and leases described above.

We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan and lease losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, we generally require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of March 31, 2005, and December 31, 2004, we had no foreclosed real estate.

Deposits

We seek deposits within our market area by paying competitive interest rates and offering high quality customer service. In conjunction with our growth strategy, we offer premium rate certificates of deposit to support loan growth.

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

At March 31, 2005, our total deposits have increased by $7,186,931 to $41,757,224 from $34,570,293 at December 31, 2004. This increase was primarily from an increase in our interest bearing deposits of $7,339,195 to $39,683,266 at March 31, 2005, from $32,344,071 at December 31, 2004. A majority of the increase was in certificates of deposit. The growth in certificates of deposit was related to the web-based service and print advertising in local newspapers.

Due to our current financial condition, we were advised by our regulators that, without regulatory approval, we should limit the use of brokered deposits to $3,200,000. We do not believe that this regulatory restriction will adversely impact our ability to grow deposits as we believe we can offer competitively priced certificates of deposit, including certificates of deposit with premium rates, which would not be considered brokered deposits by our regulators. However, paying premium rates on certificates of deposit will likely increase our interest expense and negatively impact our net interest margin

Borrowings

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

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. We monitor our federal funds sold position on a daily basis in that this is our primary source of liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional liquidity is also available from our loans held for sale, which amounted to $1,438,792 at March 31, 2005. We have no other sources of liquidity, such as lines of credit or correspondent relationships with other financial institutions.

Our immediate sources of liquidity are cash and due from banks and short term investments. As of March 31, 2005, we had $1,586,758 in cash and due from banks, and $9,100,249 in federal funds sold and deposits at the Federal Home Loan Bank.

We have sufficient liquidity to meet our loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. We are not aware of any demands, trends, commitments, or events that would result in our inability to meet anticipated or unexpected liquidity needs. Although we do not have a line of credit and are limited in our use of brokered certificates of deposit, because of our large relative amount of federal funds sold, we believe that we can adequately satisfy all of our commitments.

Capital

Our stockholders’ equity amounted to $5,266,260 at March 31, 2005, a decrease of $129,544 from the $5,395,804 reported at December 31, 2004.

The following table shows our regulatory capital ratios and the minimum capital ratios currently required by our banking regulator to be “well capitalized” and “adequately capitalized.” The table provides information for AmericasBank Corp.

	Risk Based Capital Analysis
(dollars in thousands)	March 31, 2005	December 31, 2004
Tier 1 Capital:
Common stock	$38	$38
Capital surplus	11,462	11,421
Retained earnings	(6,233)	(6,081)
Less: disallowed assets	(295)	(295)

Total Tier 1 Capital	4,972	5,083

Tier 2 Capital:
Allowance for loan and lease losses	315	315

Total Risk Based Capital	$5,287	$5,398

Risk weighted assets	$31,139	$27,075

			Regulatory Minimum to be
			Well Capitalized	Adequately Capitalized
Capital Ratios:
Total risk based capital ratio	16.98%	19.94%	10.00%	8.00%
Tier 1 risk based capital ratio	15.96%	18.77%	6.00%	4.00%
Leverage ratio	11.75%	13.19%	5.00%	4.00%

Reconciliation of Non-GAAP Measures

Below is a reconciliation of our losses with and without application of SFAS No. 123 for the quarter ended March 31, 2005 and March 31, 2004, respectively:

	March 31, 2005	March 31, 2004
Losses without adopting SFAS No. 123	$(111,784)	$(363,060)
Additional expense as a result of adoption of SFAS No. 123	(40,723)	(41,783)

Losses with adoption of SFAS No. 123	$(152,507)	$(404,843)

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

The Financial Accounting Standards Board encourages use of a fair value based method of accounting for stock options. In prior periods AmericasBank Corp. had elected to use the intrinsic value method to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees for 2004. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at any measurement date is greater than the amount the employee must pay to acquire the stock. As permitted, AmericasBank Corp. elected to adopt the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Effective January 1, 2005, AmericasBank Corp. began recognizing expense for stock-based compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended. We have chosen the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amended SFAS No. 123. As a result, financial information for all prior periods presented have been restated to reflect the salaries and employee benefits expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees. The use of the retroactive restatement method resulted in the restatement of previously reported balances of additional paid-in capital and accumulated deficit. As of December 31, 2004, previously reported additional paid-in capital was increased by $286,910 and accumulated deficit was increased by the same amount. As of December 31, 2003, previously reported additional paid-in capital was increased by $48,553, and accumulated deficit was increased by the same amount.

The value of the options was estimated using the Black-Scholes option pricing model with the option life estimated at 10 years. There were no modifications made to outstanding share options prior to the adoption of the fair value method. The compensation expense not yet recognized as of March 31, 2005, was approximately $475,600.

AmericasBank Corp. has recorded a 100% valuation allowance against the net deferred tax asset since it is more likely than not that it will not be realized. At December 31, 2004 and 2003, AmericasBank Corp. has net operating loss carryforwards of approximately $5,225,558 and $4,058,011 available to offset future taxable income. The current carryforwards will expire beginning in 2017.

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill no longer be amortized over an estimated useful life, but rather be tested at least annually for impairment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess. Goodwill of $266,985 was recorded when we acquired certain assets and assumed certain liabilities of uvm Mortgage Marketing in October 2004. The goodwill will be tested at least annually for impairment.

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

Outstanding loan commitments and lines and letters of credit at March 31, 2005, are as follows:

Loan commitments	$1,009,735
Unused lines of credit	$6,827,395
Letters of credit	$66,532

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

Information Regarding Forward-Looking Statements

In addition to the historical information contained in Part I of this Quarterly Report on Form 10-QSB, the discussion in Part I of this Quarterly Report on Form 10-QSB contains certain forward-looking statements. The statements presented herein with respect to, among other things, AmericasBank Corp.’s plans, objectives, expectations and intentions, including statements regarding profitability, liquidity, allowance for loan and lease losses, interest rate sensitivity, market risk and financial and other goals are forward looking. These statements are based on AmericasBank Corp.’s beliefs, assumptions and on information available to AmericasBank Corp. as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-QSB; risk that we may continue to incur losses; the need for additional capital; risks related to the inability to implement strategic initiatives; the dependence on key personnel; operating restrictions as a result of the Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation; possible action by U.S. Department of Housing and Urban Development as a result of RESPA violations; risks related to operating as a correspondent lender; inability to use brokered deposits without regulatory approval; fluctuations in market rates of interest and the effect on loan and deposit pricing; effect on operations of a low lending limit; effect on operations of a lack of a credit facility; sufficiency of the allowance for loan and lease losses; credit risk related to the leasing companies with which we have extended credit; reliance on third party vendors; adverse economic conditions in our market area; competitive factors within the financial services industry; changes in regulatory requirements and/or restrictive banking legislation; and the effect of developments in technology on our business.

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

In addition, there were no changes in AmericasBank Corp.’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, AmericasBank Corp.’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmericasBank Corp.

Date: May 13, 2005	By:	/s/ Mark H. Anders
Mark H. Anders, President
(Principal Executive Officer)

Date: May 13, 2005	By:	/s/ A. Gary Rever
A. Gary Rever, Chief Financial Officer
(Principal Accounting and Financial Officer)