Form 10QSB
period 2005-06-30
AMERICASBANK CORP
filed 2005-08-11
CIK 1040491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

Commission file number: 000-22925

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

At August 10, 2005, the issuer had 3,766,810 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

AmericasBank Corp. and Subsidiary

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004 (1)
	(Unaudited)
Assets
Cash and due from banks	$2,527,005	$866,960
Federal funds sold and Federal Home Loan Bank deposit	16,786,693	4,356,587
Securities available for sale	30,000	348,182
Federal Home Loan Bank and Federal Reserve Bank stock at cost	238,500	132,550
Loans held for sale	1,857,454	1,617,048
Loans and leases, less allowance of $335,067 and $315,127	39,087,278	31,245,162
Premises and equipment	935,253	963,560
Accrued interest receivable	163,314	140,898
Goodwill	266,985	266,985
Intangible assets	26,222	28,222
Other assets	111,964	165,945

	$62,030,668	$40,132,099

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$10,083,031	$2,226,222
Interest-bearing	46,691,837	32,344,071

Total deposits	56,774,868	34,570,293
Other liabilities	100,288	166,002

	56,875,156	34,736,295

Stockholders’ equity
Common stock, par value $.01 per share; 30,000,000 shares authorized, issued and outstanding 3,766,810 and 3,766,810 shares	37,668	37,668
Additional paid-in capital	11,502,385	11,420,940
Accumulated deficit	(6,384,541)	(6,080,564)
Accumulated other comprehensive income	—	17,760

	5,155,512	5,395,804

	$62,030,668	$40,132,099

(1)	The December 31, 2004 balance sheet has been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended, as discussed in Note 2.

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004 (1)	June 30, 2005	June 30, 2004 (1)
Interest revenue
Loans and leases, including fees	$656,803	$307,886	$1,257,362	$605,770
Federal funds sold and Federal Home Loan Bank deposit	107,562	29,304	152,737	50,794
Preferred trust securities	—	7,500	7,417	15,000
Mortgage-backed securities	—	24	—	137
Other	3,143	2,179	5,936	4,904

Total interest revenue	767,508	346,893	1,423,452	676,605

Interest expense
Deposits	380,763	169,705	664,922	342,024

Net interest income	386,745	177,188	758,530	334,581

Provision for loan and lease losses	20,000	7,500	20,000	12,500

Net interest income after provision for loan and lease losses	366,745	169,688	738,530	322,081

Noninterest revenue
Service charges on deposit accounts and other fees	19,621	13,003	32,269	23,720
Mortgage banking gains and fees	107,125	41,181	226,423	64,794

Total noninterest revenue	126,746	54,184	258,692	88,514

Noninterest expenses
Salaries	264,263	280,678	551,819	603,164
Employee benefits	84,348	62,141	164,854	118,631
Occupancy	43,904	32,448	90,270	64,184
Furniture and equipment	29,722	23,810	60,223	45,139
Other	222,724	187,596	434,033	347,121

Total noninterest expenses	644,961	586,673	1,301,199	1,178,239

Loss before income taxes	(151,470)	(362,801)	(303,977)	(767,644)

Income taxes	—	—	—	—

Net loss	$(151,470)	$(362,801)	$(303,977)	$(767,644)

Loss per common share - basic and diluted	$(0.04)	$(0.10)	$(0.08)	$(0.30)

(1)	Results for the three and six months ended June 30, 2004, have been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended, as discussed in Note 2

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Comprehensive income
	Shares	Par value
Balance, December 31, 2003	791,060	$7,911	$6,005,696	$(4,498,676)	$17,706
Retroactive restatement for stock-based compensation (see note 2)	—	—	48,553	(48,553)	—

Balance, December 31, 2003, as restated	791,060	7,911	6,054,249	(4,547,229)	17,706
Net loss	—	—	—	(767,644)	—	$(767,644)
Unrealized loss on investment securities available for sale, net	—	—	—	—	27	27

Comprehensive income						$(767,617)

Stock-based compensation expense	—	—	83,565	—	—
Common stock issued, net	2,875,000	28,750	4,998,426	—	—

Balance, June 30, 2004	3,666,060	$36,661	$11,136,240	$(5,314,873)	$17,733

Balance, December 31, 2004	3,766,810	$37,668	$11,134,030	$(5,793,654)	$17,760
Retroactive restatement for stock-based compensation (see note 2)	—	—	286,910	(286,910)	—

Balance, December 31, 2004, as restated	3,766,810	37,668	11,420,940	(6,080,564)	17,760
Net loss	—	—	—	(303,977)	—	$(303,977)
Unrealized gain on investment securities available for sale, net	—	—	—	—	(17,760)	(17,760)

Comprehensive income						$(321,737)

Stock-based compensation expense	—	—	81,445	—	—

Balance, June 30, 2005	3,766,810	$37,668	$11,502,385	$(6,384,541)	$—

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004 (1)
Cash flows from operating activities
Interest received	$1,343,988	$700,656
Fees and commissions received	32,269	19,716
Interest paid	(643,294)	(342,030)
Proceeds from sales of loans held for sale	12,923,388	8,864,718
Originations of loans held for sale	(12,937,371)	(7,721,859)
Cash paid to suppliers and employees	(1,184,869)	(1,080,766)

	(465,889)	440,435

Cash flows from investing activities
Proceeds from maturity and call of investment securities Available for sale	300,422	15,400
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(105,950)	—
Redemption of Federal Reserve Bank stock	—	19,400
Loans and leases made, net of principal collected	(7,805,068)	(2,786,866)
Proceeds from sale of foreclosed real estate		23,453
Purchase of premises and equipment	(37,939)	(49,460)

	(7,648,535)	(2,778,073)

Cash flows from financing activities
Net increase (decrease) in time deposits	10,172,587	(895,700)
Net increase (decrease) in other deposits	12,031,988	(402,400)
Proceeds from issuance of common stock	—	5,027,091

	22,204,575	3,728,991

Net increase in cash and cash equivalents	14,090,151	1,391,353

Cash and cash equivalents at beginning of year	5,223,547	8,738,746

Cash and cash equivalents at end of year	$19,313,698	$10,130,099

(1)	The Statement of Cash Flows for six months ended June 30, 2004, has been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended, as discussed in Note 2.

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited) (Continued)

	Six Months Ended
	June 30, 2005	June 30, 2004 (1)
Reconciliation of net loss to net cash provided by operating activities
Net loss	$(303,977)	$(767,644)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	85,407	69,870
Provision for loan and lease losses	20,000	12,500
Amortization of security premiums	—	134
Stock-based compensation	81,445	83,565
Gain on sale of foreclosed real estate		(4,004)
Amortization of loan premium and other intangible assets	2,000	1,667
Increase (decrease) in
Deferred loan fees and costs, net	(57,048)	34,229
Accrued interest payable	21,628	(6)
Other liabilities	(87,342)	18,122
Decrease (increase) in
Loans held for sale	(240,406)	965,941
Accrued interest receivable	(22,416)	(11,979)
Other assets	34,820	38,040

	$(465,889)	$440,435

(1)	The Statement of Cash Flows for six months ended June 30, 2004, has been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended, as discussed in Note 2.

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

We changed our accounting method for expensing commissions paid to loan originators on loans originated and held for sale. Previously, commissions paid to loan originators were recorded as salary expense. We now record these commissions as a reduction to mortgage banking gains and fees. All periods presented in this quarterly report were adjusted to show the effect of this accounting change.

2. STOCK-BASED COMPENSATION

Effective January 1, 2005, AmericasBank Corp. began recognizing expense for stock-based compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended. As a result, salaries and employee benefits expense for the three and six months ended June 30, 2005 included $40,722 and $81,445, respectively, of stock-based compensation. We have chosen the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amended SFAS No. 123. As a result, financial information for all prior periods presented have been restated to reflect the salaries and employee benefits expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees. The use of the retroactive restatement method resulted in the restatement of previously reported balances of additional paid-in capital and accumulated deficit. As of December 31, 2004, previously reported additional paid-in capital was increased by $286,910 and accumulated deficit was increased by the same amount. As of December 31, 2003, previously reported additional paid-in capital was increased by $48,553, and accumulated deficit was increased by the same amount.

As a result of using the retroactive restatement method, salaries expense for the three and six months ended June 30, 2004, increased from the amount previously reported by $41,782 and $83,565, respectively. The impact of our decision to recognize expense for stock-based compensation on our previously reported net loss, basic loss per common share and diluted loss per common share is as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Net loss, as reported	$(321,019)	$(684,079)
Add: Stock-based compensation expense included in reported net income	—	—
Deduct: Total stock-based compensation expense determined under fair value for all awards	(41,782)	(83,565)

Net loss, as restated	$(362,801)	$(767,644)

Loss per common share - basic and diluted
As reported	$(0.09)	$(0.27)
As restated	$(0.10)	$(0.30)

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

4. LOSS PER SHARE

Loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents were not considered in the computation of diluted earnings per share because the result would have been anti-dilutive. The weighted average common shares outstanding were 3,766,810 for the three and six months ended June 30, 2005, and 3,666,060 and 2,560,291 for the three and six months ended June 30, 2004, respectively.

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

Overview

Our annual meeting of stockholders was held on June 16, 2005, and Mark H. Anders, Mark D. Noar, M.D., and A. Gary Rever were elected for three-year terms expiring at the 2008 annual meeting. On April 5, 2005, we received notice from J. Clarence Jameson, III, asking not to be re-nominated for another three year term when his current term expired at the 2005 annual meeting of stockholders, thereby reducing the total number of directors to ten for both AmericasBank Corp. and AmericasBank. We will continue to seek to expand our boards by pursuing individuals whose experience and talents complement those of our current directors. At our annual meeting, the stockholders also approved an increase in our authorized number of common shares from 10,000,000 to 30,000,000.

We reduced the net loss for the three months ended June 30, 2005, to $151,470, which was $211,331 less than the $362,801 loss for the three months ended June 30, 2004. The net loss for the six months ended June 30, 2005 was $303,977, which was $463,667 less than the $767,644 loss for the six months ended June 30, 2004. The net loss in each reported period included a charge to salary expense for stock-based compensation as we voluntarily adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended (see Note 2 to the Notes to Financial Statements).

We continue to look for opportunities to add to our mortgage loan origination team and expect to add additional loan originators in the second half of 2005. We added one loan originator in the second quarter of 2005, and hired another originator in July bringing our total loan origination team to six. The combined efforts of this sales team resulted in an increase in mortgage banking fees and gains of $65,944 or 160.1% from $41,181 for the three months ended June 30, 2004, to $107,125 for the three months ended June 30, 2005. In the first half of 2005, these fees increased $161,629 or 249.5% from $64,794 for the six months ended June 30, 2004, to $226,423 for the six months ended June 30, 2005. We originated and sold loans as a correspondent lender and as a broker. This team also provided numerous loan opportunities for us to consider that resulted in our extending credit to borrowers for portfolio loans.

As anticipated, our noninterest expenses increased in 2005 compared to 2004. Noninterest expenses increased $58,288 or 9.9% from $586,673 for the three months ended June 30, 2004, to $644,961 for the three months ended June 30, 2005, and increased $122,960 or 10.4% from $1,178,239 for the six months ended June 30, 2004, to $1,301,199 for the six months ended June 30, 2005. We believe that we have substantially implemented the operational infrastructure necessary to support our growth. We anticipate that we will need to add additional staff incrementally to support future growth which will result in further increases in noninterest expenses.

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

Summary of Recent Performance

We incurred a net loss of $151,470 or $(0.04) per basic and diluted common share for the three months ended June 30, 2005, a decrease of $211,331 compared to our net loss of $362,801 or $(0.10) per basic and diluted common share for the three months ended June 30, 2004. Our net loss for the six months ended June 30, 2005 was $303,977 or $(0.08) per basic and diluted common share, a decrease of $463,667 compared to our net loss of $767,644 or $(0.30) per basic and diluted common share for the six months ended June 30, 2004.

Total assets increased by $21,898,569 or 54.6%, to $62,030,668 at June 30, 2005, compared to $40,132,099 at December 31, 2004.

Loans and leases, net of allowance, at June 30, 2005 were $39,087,278, or 25.1% above the $31,245,162 reported at December 31, 2004. The majority of this growth was in our commercial and residential real estate products.

The allowance for loan losses was $335,067 or 0.85% of loans at June 30, 2005, compared to $315,127 or 0.99% of loans at December 31, 2004. Our non-performing assets were $622,761 or 1.58% of loans at June 30, 2005, compared to $175,742 or 0.55% of loans at December 31, 2004. The substantial increase in nonaccrual loans was related to one loan in which we held an approximately 10% participation. Our loan balance to this borrower was $587,761 at June 30, 2005.

This non-performing loan is to a land developer for the purchase and development of raw land that was under contract for sale as developed lots to a national homebuilder. The project ran into delays during the permitting process related primarily to storm water management. As a result of the delays, the interest reserve was exhausted, causing the loan to go into interest payment default. The borrower has been in prolonged negotiations with a national homebuilder to sell the land undeveloped, at record plat, for a price considerably higher than the balance on the bank debt. The lead bank and the participants are in agreement that this process has taken too long, and are contemplating taking collection action against the borrower. We continue to believe that the project is viable and that the land value provides adequate collateral protection. Ultimately, we believe we will receive all interest and principal on this loan, although there can be no assurance that that will be the case.

Total deposits were $56,774,868 at June 30, 2005, which represents a $22,204,575 or 64.2% increase from $34,570,293 of total deposits at December 31, 2004. The growth in deposits is the result of offering premium rate certificates of deposit through an Internet-based service and through print advertising in local newspapers. In addition, our non interest bearing checking accounts increased $7,856,809 or 352.9% from $2,226,222 at December 31, 2004, to $10,083,031 at June 30, 2005 reflecting our efforts to reduce our reliance on certificates of deposit as a funding source.

Our net interest margin was 3.31% for the six months ended June 30, 2005, compared to 2.47% for the six months ended June 30, 2004. This increase in our net interest margin is due primarily to the 110.5% increase in average loans in the first half of 2005 compared to the first half of 2004. Market interest rates increased between the comparable six month periods ended June 30, 2005 and June 30, 2004, resulting in an increase in our yield on our interest earning assets from 5.00% for the first six months of 2004 to 6.21% for the first six months of 2005. Correspondingly, our rate on interest bearing deposits increased to 3.43% in the six months ended June 30, 2005, from 3.02% for the six months ended June 30, 2004. Also contributing to the higher costs of interest bearing deposits was our successful marketing of higher cost certificates of deposit that represented nearly half of the growth in deposits.

Subsequent Event

On August 1, 2005, the board of directors authorized a one for four (1:4) reverse stock split of outstanding common shares, options and warrants held by stockholders of record on August 22, 2005.

Upon the effective date of the reverse split, which will be 12:01 a.m. on August 23, 2005, four shares of common stock shall be converted into one share of common stock (or each one share of common stock shall be converted into 1/4 of one share of common stock), with a proportionate increase in the par value of the common stock but without any change in the aggregate stated capital of the Company (i.e., par value * number of shares outstanding) except as a result of the elimination of fractional shares. AmericasBank Corp. will purchase for cash all fractional interests in the shares of common stock after giving effect to the reverse stock split for the fair market value thereof as determined by AmericasBank Corp.

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

Net interest income for the three and six months ended June 30, 2005, increased 118.3% and 126.7%, respectively, to $386,745 from $177,188 for the three months ended June 30, 2004, and to $758,530 from $334,581 for the six months ended June 30, 2004.

Total interest revenue increased for the three months and six months ended June 30, 2005, from $346,893 for the three months ended June 30, 2004, to $767,508 for the three months ended June 30, 2005, and from $676,605 for the six months ended June 30, 2004, to $1,423,452 for the six months ended June 30, 2005. The increases are primarily attributable to an increase in interest revenue from loans and leases and from federal funds sold. Interest revenue from loans and leases increased for the three and six months ended June 30, 2005 by $348,917 or 113.3% and $651,592 or 107.6%, respectively. Interest revenue from federal funds sold and Federal Home Loan Bank deposits increased for the three and six months ended June 30, 2005 by $78,258 or 267.1% and $101,943 or 200.7%, respectively.

Increases in average balances and market interest rates were the primary factors contributing to the significant increases in interest revenue between the comparable periods. Average loans increased by $19,495,960 or 118.7% for the three months ended June 30, 2005, to $35,917,343 from $16,421,383 for the three months ended June 30, 2004. Average loans increased by $17,719,042 or 110.5% for the six months ended June 30, 2005 to $33,754,305 from $16,035,263 for the six months ended June 30, 2004. The yield on loans increased from 7.09% for the six months ended June 30, 2004, to 7.22% for six months ended June 30, 2005. Average federal funds sold and Federal Home Loan Bank deposit increased by $1,026,723 or 10.6% for the six months ended June 30, 2005, to $10,682,063 from $9,655,340 for the six months ended June 30, 2004. The yield on these funds increased from 1.06% for the six months ended June 30, 2004, to 2.88% for six months ended June 30, 2005. The increase in yields on earning assets was due to an increase in market interest rates in response to actions by the Federal Reserve to increase the target for the federal funds rate from 1.00% as of March 31, 2004 to its current target rate of 3.25% as of June 30, 2005.

Interest expense increased by $211,058 or 124.4% for the three months ended June 30, 2005, to $380,763 from $169,705 for the three months ended June 30, 2004. Interest expense increased by $322,898 or 94.4% for the six months ended June 30, 2005, to $664,922 from $342,024 for the six months ended June 30, 2004. The increase in interest expense was due to our growth in average interest-bearing deposits and an increase in the rates paid on deposits as a result of the rise in market interest rates.

Average interest bearing deposits increased by $20,673,067 or 92.6% and $16,356,444 or 72.1% for the three and six months ended June 30, 2005, respectively. The rate on interest-bearing deposits increased from 3.02% for the six months ended June 30, 2004, to 3.43% for the six months ended June 30, 2005. The majority of the increase in average interest-bearing deposits was attributable to our growth in certificates of deposit and money market accounts resulting from our marketing efforts and the use of a web based service to offer certificates of deposit.

Average noninterest-bearing deposits increased by $3,790,216 or 179.0% for the three months ended June 30, 2005, to $5,907,660 from $2,117,444 for the three months ended June 30, 2004. Average noninterest-bearing deposits increased by $2,048,184 or 105.6% for the six months ended June 30, 2005 to $3,987,900 from $1,939,716 for the six months ended June 30, 2004. The increase in average noninterest-bearing deposits contributed to the increase in the net margin on earning assets from 2.47% for the six months ended June 30, 2004 to 3.31% for the six months ended June 30, 2005.

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

Average Balances, Interest, and Yields/Rates

	Six Months Ended June 30,
	2005			2004
	Average balance	Interest	Yield/ Rate	Average balance	Interest	Yield/ Rate
Assets:
Federal Funds Sold and FHLB deposit	$10,682,063	$152,737	2.88%	$9,655,340	$50,794	1.06%
FHLB and FRB dividends	212,431	5,548	5.27%	149,104	3,743	5.03%

Investment Securities
Mortgage backed	70	—	0.00%	10,284	137	2.67%
Preferred trust	147,514	7,417	10.14%	300,000	15,000	10.03%
Equity security	30,000	388	2.61%	30,000	1,161	7.76%

Total investment securities	177,584	7,805	8.86%	340,284	16,298	9.61%

Loans held for sale	1,386,094	49,130	7.15%	941,687	39,122	8.33%

Loans and leases
Residential real estate	15,448,789	570,517	7.45%	3,438,383	142,587	8.32%
Construction and land development	4,212,670	124,154	5.94%	896,511	21,779	4.87%
Commercial, including real estate	7,120,391	283,800	8.04%	6,003,662	211,341	7.06%
Commercial finance leases	3,282,830	115,314	7.08%	4,522,781	162,102	7.19%
Home equity	3,318,912	101,540	6.17%	919,007	19,584	4.27%
Installment	370,713	12,907	7.02%	254,919	9,255	7.28%

Total loans and leases	33,754,305	1,208,232	7.22%	16,035,263	566,648	7.09%

Total interest earning assets	46,212,477	1,423,452	6.21%	27,121,678	676,605	5.00%

Allowance for loan and lease losses	(315,197)			(295,744)
Noninterest-bearing cash	1,090,221			1,007,232
Premises and equipment	952,745			855,715
Other assets	484,704			237,645

Total assets	48,424,950			28,926,526

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	5,661,507	53,323	1.90%	5,473,476	24,137	0.88%
NOW, money market and escrow	3,150,571	42,817	2.74%	1,173,419	6,102	1.04%
Certificates of deposit	30,228,277	568,782	3.79%	16,037,016	311,785	3.90%

Total interest-bearing deposits	39,040,355	664,922	3.43%	22,683,911	342,024	3.02%
Noninterest-bearing deposits	3,987,900	—		1,939,716	—

	43,028,255	664,922	3.12%	24,623,627	342,024	2.79%

Other liabilities	153,260			179,534
Stockholders’ equity	5,243,435			4,123,365

Total Liabilities and Stockholders’ Equity	$48,424,950			$28,926,526

Net interest spread			3.09%			2.21%
Net interest income		$758,530			$334,581

Net margin on earning assets			3.31%			2.47%

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

The provision for loan and lease losses was $20,000 for the three and six months ended June 30, 2005, compared to $7,500 and $12,500 for the three and six months ended June 30, 2004, respectively. The determination to provide a provision in the second quarter of 2005 was based on our risk assessment of the portfolio and the growth in loan and leases balances outstanding. During the first six months of 2005, we had nominal chargeoffs and no recoveries compared to no chargeoffs and $16,907 in recoveries for the first six months of 2004.

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

The allowance for loan and lease losses represented 0.85% and 0.99% of total loans at June 30, 2005, and December 31, 2004, respectively. AmericasBank has no exposure to foreign countries or foreign borrowers. Management believes that the current allowance for loan and lease losses is adequate.

The changes in the allowance for loan and lease losses are presented in the following table:

	Six Months Ended June 30,		Year Ended December 31,
	2005	2004	2004
Balance, beginning of year	$315,127	$275,077	$275,077
Provision charged to operations	20,000	12,500	20,000
Recoveries	—	16,907	20,407

	335,127	304,484	315,484
Loans charged off	60	125	357

Balance, end of year	$335,067	$304,359	$315,127

Allowance for loan and lease losses to total loans	0.85%	1.65%	0.99%

Loans past due 90 days or more and still accruing interest	$—	$—	$121,616

Noninterest Revenue

Noninterest revenue consisted primarily of mortgage banking gains and fees from the sale of mortgage loans, and service charges on deposit accounts, which includes debit card fees and ATM fees. Noninterest revenues increased $72,562 and $170,178 for the three and six months ended June 30, 2005, respectively, to $126,746 and $258,692 respectively, from $54,184 and $88,514 for the three and six months ended June 30, 2004, respectively. The increase for the six months ended June 30, 2005, was primarily from a $161,629 increase in mortgage banking gains and fees from $64,794 for the six months ended June 30, 2004 to $226,423 for the six months ended June 30, 2005. We have expanded our mortgage business to originate and sell loans as either a correspondent or broker and had five mortgage loan originators at June 30, 2005, compared to one during the first six months of 2004. Service charges on deposit accounts and other fees increased to $19,621 and $32,269 for the three and six months ended June 30, 2005, respectively, from $13,003 and $23,720 for the three and six months ended June 30, 2004, respectively. The increase was primarily from fees on business accounts and ATM service charges.

Noninterest Expenses

Noninterest expenses for the three and six months ended June 30, 2005, were $644,961 and $1,301,199, respectively, compared to $586,673 and $1,178,239 for the same periods in 2004. The increase for the six months ended June 30, 2005 was $122,960 or 10.4%. Employee benefits increased $46,223 to $164,854 for the six months ended June 30, 2005 compared to $118,631 for the six months ended June 30, 2004. The increase was mainly in payroll taxes, our IRA match, and health care benefits. Occupancy increased $26,086 to $90,270 for the six months ended June 30, 2005 compared to $64,184 for the six months ended June 30, 2004. This increase is primarily from additional rent associated with our Towson mortgage office. Furniture and equipment increased $15,084 to $60,223 for the six months ended June 30, 2005 compared to $45,139 for the six months ended June 30, 2004. Certain expenses associated with our renovation of 500 York Road were expensed in the first quarter of 2005. Other expense increased $86,912 to $434,033 for the six months ended June 30, 2005 compared to $347,121 for the six months ended June 30, 2004. Increases in this expense category were associated with software depreciation, data processing fees, loan expenses, and professional services.

Salaries decreased $51,345 to $551,819 for the six months ended June 30, 2005 compared to $603,164 for the six months ended June 30, 2004. Beginning in December 2004, we re-evaluated our cost basis for originating or acquiring loans and leases to include the deferral of direct salaries. Approximately $118,955 in direct salary expenses was deferred in the first half of 2005 compared to none in 2004. Also, in the first half of 2004 we expensed approximately $60,000 to provide severance benefits associated with our restructuring of certain staff positions.

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

The investment portfolio at June 30, 2005, amounted to $30,000, a decrease of $318,182, from $348,182 at December 31, 2004. All securities at June 30, 2005, and December 31, 2004, were classified as available for sale. The majority of the decrease was related to the redeemable preferred trust investment security issued by Provident Trust II, a subsidiary of Provident Bankshares Corporation. On March 31, 2005, the security was redeemed at par. We invested the proceeds from this security in federal funds pending their use to fund loan growth.

Loan Portfolio

Loans and leases, net of allowance, unearned fees and origination costs increased $7,842,116 or 25.1% to $39,087,278 at June 30, 2005, from $31,245,162 at December 31, 2004.

Residential real estate loans increased by $2,023,515 (12.9%), construction and land development loans increased by $629,605 (15.8%), commercial loans including commercial real estate loans increased by $3,639,978 (64.0%), home equity loans increased by $2,398,656 (110.5%) and installment loans increased by $46,584 (12.6%) from their respective balances at December 31, 2004. Commercial finance leases have decreased by $933,330 (24.9%) from the balance at December 31, 2004, from payoffs and principal amortization. We have reduced our efforts to grow the lease portfolio. Going forward, we expect to continue to see wide changes in our loan categories as we experience scheduled payoffs and as we grow our loan portfolio.

Loans secured by real estate comprise the majority of the loan portfolio. AmericasBank’s loan customers are generally located in the greater Baltimore metropolitan area.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio
	June 30 2005%		December 31, 2004%
Residential real estate	$17,767,513	44.98%	$15,743,998	49.67%
Construction and land development	4,605,420	11.66%	3,975,815	12.54%
Commercial, including real estate	9,328,295	23.61%	5,688,317	17.94%
Commercial finance leases	2,818,277	7.13%	3,751,607	11.84%
Home equity	4,570,317	11.57%	2,171,661	6.85%
Installment	415,735	1.05%	369,151	1.16%

	39,505,557	100.00%	31,700,549	100.00%

Deferred loan origination fees, net of cost	(83,212)		(140,260)
Allowance for loan and lease losses	(335,067)		(315,127)

	$39,087,278		$31,245,162

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

Loans classified as nonaccrual and the associated unrecorded interest is as follows:

	June 30,		December 31,
	2005	2004	2004
Nonaccrual loans	$622,761	$35,000	$54,126
Unrecorded interest on nonaccrual loans	27,994	3,334	6,521

The substantial increase in nonaccrual loans was related to one loan in which we held an approximately 10% participation. Our loan balance to this borrower was $587,761 at June 30, 2005. This non-performing loan is to a land developer for the purchase and development of raw land that was under contract for sale as developed lots to a national homebuilder. The project ran into delays during the permitting process related primarily to storm water management. As a result of the delays, the interest reserve was exhausted, causing the loan to go into interest payment default. The borrower has been in prolonged negotiations with a national homebuilder to sell the land undeveloped, at record plat, for a price considerably higher than the balance on the bank debt. The lead bank and the participants are in agreement that this process has taken too long, and are contemplating taking collection action against the borrower. We continue to believe that the project is viable and that the land value provides adequate collateral protection. Ultimately, we believe we will receive all interest and principal on this loan, although there can be no assurance that that will be the case.

We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan and lease losses. We write off impaired loans when collection of the loan is doubtful. We generally classify nonaccrual loans and leases as impaired. As of June 30, 2005, and December 31, 2004, no credit had been identified as impaired other than the nonaccrual loans and leases described above.

We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan and lease losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, we generally require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of June 30, 2005, and December 31, 2004, we had no foreclosed real estate.

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

At June 30, 2005, our total deposits have increased by $22,204,575 or 64.2% to $56,774,868 from $34,570,293 at December 31, 2004. Interest-bearing deposits increased $14,347,766 or 44.4% to $46,691,837 at June 30, 2005, from $32,344,071 at December 31, 2004. In addition, our non interest bearing deposits increased $7,856,809 or $352.9% from $2,226,222 at December 31, 2004, to $10,083,031 at June 30, 2005.

A majority of the increase in our interest bearing deposits was in certificates of deposit and money market accounts. The growth in these accounts was due to our utilization of the web-based service and the use of print advertising in local newspapers to offer certificates of deposit and other interest bearing core deposit products. During the first six months of 2005, we issued $5,102,344 in certificates of deposit through the web-based service at an average cost of approximately 4.23%. Deposits from this source represented 28.5% of our interest bearing deposits as of June 30, 2005. We increased our money market account by $4,189,656 or 325.0% from $1,289,164 at December 31, 2004 to $5,478,820 at June 30, 2005.

The increase in noninterest bearing deposits was primarily from new accounts opened for title companies. We have focused our marketing efforts toward these businesses and feel that our mortgage loan business will further provide us with opportunities to sell our deposits services to more of these businesses.

Total checking, money market and savings deposits, which includes both interest and noninterest bearing accounts, increased $11,947,234 since December 31, 2004, reflecting our strategy to reduce the bank’s reliance on certificates of deposit as a funding source.

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

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. We monitor our federal funds sold position on a daily basis in that this is our primary source of liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional liquidity is also available from our loans held for sale, which amounted to $1,857,454 at June 30, 2005. We have no other sources of liquidity, such as lines of credit or correspondent relationships with other financial institutions.

Our immediate sources of liquidity are cash and due from banks and short term investments. As of June 30, 2005, we had $2,527,005 in cash and due from banks, and $16,786,693 in federal funds sold and Federal Home Loan Bank deposit. Management has made a decision to maintain liquidity instead of investing in investment securities in order to ensure that funds are readily available to fund the growth of the loan portfolio. In addition, our recent increase in deposits from title companies represents a deposit that is subject to more volatility, thereby increasing our need to have funds available. We believe that our ability to manage the volatility of these deposits will improve as we add more of this type of account to our customer base.

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

Capital

Our stockholders’ equity amounted to $5,155,512 at June 30, 2005, a decrease of $240,292 from the $5,395,804 reported at December 31, 2004.

The following table shows our regulatory capital ratios and the minimum capital ratios currently required by our banking regulator to be “well capitalized” and “adequately capitalized.” The table provides information for AmericasBank Corp.

	Risk Based Capital Analysis
(dollars in thousands)	June 30, 2005	December 31, 2004
Tier 1 Capital:
Common stock	$38	$38
Capital surplus	11,502	11,421
Retained earnings	(6,385)	(6,081)
Less: disallowed assets	(293)	(295)

Total Tier 1 Capital	4,862	5,083

Tier 2 Capital:
Allowance for loan and lease losses	335	315

Total Risk Based Capital	$5,197	$5,398

Risk weighted assets	$36,163	$27,075

			Regulatory Minimum to be
			Well Capitalized	Adequately Capitalized
Capital Ratios:
Total risk based capital ratio	14.37%	19.94%	10.00%	8.00%
Tier 1 risk based capital ratio	13.45%	18.77%	6.00%	4.00%
Leverage ratio	9.02%	13.19%	5.00%	4.00%

Impact of Adoption of SFAS No. 123

Effective January 1, 2005, AmericasBank Corp. began recognizing expense for stock-based compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, and has elected the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. We voluntarily adopted the standard in 2005. The following table provides a reconciliation of our losses with and without application of SFAS No. 123 for the three and six months ended June 30, 2005 and June 30, 2004, respectively. We believe this information is useful to investors as other small business issuers are not required to adopt SFAS No. 123 until 2006.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Losses without adopting SFAS No. 123	$(110,747)	$(321,019)
Additional expense as a result of adoption of SFAS No. 123	(40,723)	(41,782)

Losses with adoption of SFAS No. 123	$(151,470)	$(362,801)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Losses without adopting SFAS No. 123	$(222,532)	$(684,079)
Additional expense as a result of adoption of SFAS No. 123	(81,445)	(83,565)

Losses with adoption of SFAS No. 123	$(303,977)	$(767,644)

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

The value of the options was estimated using the Black-Scholes option pricing model with the option life estimated at 10 years. There were no modifications made to outstanding share options prior to the adoption of the fair value method. The compensation expense not yet recognized as of June 30, 2005, was approximately $434,900.

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

Outstanding loan commitments and lines and letters of credit at June 30, 2005, are as follows:

Loan commitments	$4,449,335
Held for sale loan commitments	$4,865,050
Unused lines of credit	$5,821,737
Letters of credit	$65,713

Loan commitments and held for sale loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. AmericasBank generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments. The collateral is based on management’s credit evaluation of the counter party. Loan commitments generally have interest rates at current market amounts, fixed expiration dates or other termination clauses and may require payment of a fee. Loan held for sale are usually sold to the investor within 30 days. Unused lines of credit represent the amount of credit available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. The Company is not aware of any loss it would incur by funding its commitments or lines of credit.

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

In addition, there were no changes in AmericasBank Corp.’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, AmericasBank Corp.’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

(a) AmericasBank Corp. held its annual meeting of stockholders on June 16, 2005.

(b) At the annual meeting, Mark H. Anders, Mark D. Noar, M.D., and A. Gary Rever were elected to serve a three-year term expiring upon the date of AmericasBank Corp.’s 2008 Annual Meeting. The term of office of the following directors continued after the meeting: Nicholas J. Belitsos, M.D., Savas J. Karas, Kenneth D. Pezzulla, Ramon F. Roig, Jr., M.D., Graylin E. Smith, Lee W. Warner, and John C. Weiss, III.

(c) 1. The following individuals were nominees for the Board of Directors for a term to expire at the 2008 annual meeting of stockholders. The number of votes for or withheld for each nominee is as follows:

	For	Withheld	Total
Mark H. Anders	2,764,192	229,385	2,993,577
Mark D. Noar, M.D.	2,765,192	228,385	2,993,577
A. Gary Rever	2,765,092	228,485	2,993,577

2. The approval of Articles of Amendment to AmericasBank Corp.’s charter:

For	Against	Abstain	Broker Non- Votes	Total
2,737,276	256,201	100	0	2,993,577

3. The ratification of the appointment of Rowles & Company, LLP as independent public accountants to audit the financial statements of AmericasBank Corp. for 2005:

For	Against	Abstain	Broker Non- Votes	Total
2,953,317	38,460	1,800	0	2,993,577

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmericasBank Corp.

Date: August 11, 2005	By:	/s/ Mark H. Anders
Mark H. Anders, President
(Principal Executive Officer)

Date: August 11, 2005	By:	/s/ A. Gary Rever
A. Gary Rever, Chief Financial Officer
(Principal Accounting and Financial Officer)