Form 10QSB
period 2005-09-30
AMERICASBANK CORP
filed 2005-11-14
CIK 1040491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-22925

AmericasBank Corp.

(Exact name of small business issuer as specified in its charter)

Maryland	52-2090433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 York Road, Towson, Maryland 21204

Address of principal executive offices

(410) 823-0500

Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At November 10, 2005, the issuer had 941,702 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

AmericasBank Corp. and Subsidiary

Consolidated Balance Sheets

	(Unaudited)
	September 30, 2005	December 31, 2004 (1)
Assets
Cash and due from banks	$1,130,918	$866,960
Federal funds sold and Federal Home Loan Bank deposit	17,067,422	4,356,587
Securities available for sale	30,000	348,182
Federal Home Loan Bank and Federal Reserve Bank stock at cost	238,500	132,550
Loans held for sale	5,399,798	1,617,048
Loans and leases, less allowance of $349,984 and $315,127	45,897,697	31,245,162
Premises and equipment	903,954	963,560
Accrued interest receivable	239,895	140,898
Goodwill	266,985	266,985
Intangible assets	25,222	28,222
Other assets	107,324	165,945

	$71,307,715	$40,132,099

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$11,309,272	$2,226,222
Interest-bearing	54,629,059	32,344,071

Total deposits	65,938,331	34,570,293
Other liabilities	184,577	166,002

	66,122,908	34,736,295

Stockholders’ equity
Common stock, par value $.01 per share; 30,000,000 shares authorized, issued and outstanding 941,702 and 941,702 shares	9,417	9,417
Additional paid-in capital	11,571,032	11,449,191
Accumulated deficit	(6,395,642)	(6,080,564)
Accumulated other comprehensive income	—	17,760

	5,184,807	5,395,804

	$71,307,715	$40,132,099

(1)	The December 31, 2004 consolidated balance sheet has been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended, as discussed in Note 2.

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004 (1)	September 30, 2005	September 30, 2004 (1)
Interest revenue
Loans and leases, including fees	$852,499	$363,387	$2,109,861	$969,157
Federal funds sold and Federal Home Loan Bank deposit	110,593	31,550	263,330	82,344
Preferred trust securities	—	7,500	7,417	22,500
Mortgage-backed securities	—	3	—	140
Other	3,768	1,669	9,704	6,573

Total interest revenue	966,860	404,109	2,390,312	1,080,714

Interest expense
Deposits	454,157	185,977	1,119,079	528,001

Net interest income	512,703	218,132	1,271,233	552,713

Provision for loan and lease losses	15,000	7,500	35,000	20,000

Net interest income after provision for loan and lease losses	497,703	210,632	1,236,233	532,713

Noninterest revenue
Service charges on deposit accounts and other fees	25,077	15,997	57,346	39,717
Mortgage banking gains and fees	115,777	12,396	329,807	77,190

Total noninterest revenue	140,854	28,393	387,153	116,907

Noninterest expenses
Salaries	272,238	340,336	824,057	943,500
Employee benefits	82,740	62,474	247,594	181,105
Occupancy	40,869	33,546	131,139	97,730
Furniture and equipment	28,066	27,702	88,289	72,841
Other	225,745	197,767	647,385	544,888

Total noninterest expenses	649,658	661,825	1,938,464	1,840,064

Loss before income taxes	(11,101)	(422,800)	(315,078)	(1,190,444)
Income taxes	—	—	—	—

Net loss	$(11,101)	$(422,800)	$(315,078)	$(1,190,444)

Loss per common share - basic and diluted	$(0.01)	$(0.46)	$(0.33)	$(1.62)

(1)	Results for the three and nine months ended September 30, 2004, have been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended, as discussed in Note 2.

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Comprehensive income
	Shares	Par value
Balance, December 31, 2003	197,765	$1,978	$6,060,182	$(4,547,229)	$17,706
Net loss (1)	—	—	—	(1,190,444)	—	$(1,190,444)
Unrealized gain on investment securities available for sale, net	—	—	—	—	56	56

Comprehensive income						$(1,190,388)

Stock-based compensation expense (1)	—	—	159,555	—	—
Common stock issued, net	718,750	7,187	5,019,904	—	—

Balance, September 30, 2004	916,515	$9,165	$11,239,641	$(5,737,673)	$17,762

Balance, December 31, 2004	941,702	$9,417	$11,449,191	$(6,080,564)	$17,760
Net loss	—	—	—	(315,078)	—	$(315,078)
Unrealized gain on investment securities available for sale, net	—	—	—	—	(17,760)	(17,760)
Comprehensive income						$(332,838)

Stock-based compensation expense	—	—	122,168	—	—
Cash paid for fraction shares resulting from reverse stock split	—	—	(327)	—	—

Balance, September 30, 2005	941,702	$9,417	$11,571,032	$(6,395,642)	$—

(1)	Net loss and stock based compensation expense for the period ended September 30, 2004, have been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation,as amended, as discussed in Note 2.

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

	(Unaudited)	(Unaudited)
	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004 (1)
Cash flows from operating activities
Interest received	$2,235,055	$1,115,747
Fees and commissions received	57,346	35,713
Interest paid	(1,085,081)	(521,629)
Proceeds from sales of loans held for sale	28,294,689	9,684,638
Originations of loans held for sale	(31,747,632)	(9,825,938)
Cash paid to suppliers and employees	(1,664,555)	(1,532,044)

	(3,910,178)	(1,043,513)

Cash flows from investing activities
Proceeds from maturity and call of investment securities
Available for sale	300,422	18,155
(Purchase) Redemption of Federal Home Loan Bank stock	(105,950)	19,400
Loans and leases made, net of principal collected	(14,631,275)	(7,952,964)
Proceeds from sale of foreclosed real estate	—	23,952
Purchase of premises and equipment	(45,937)	(77,937)

	(14,482,740)	(7,969,394)

Cash flows from financing activities
Net increase in time deposits	17,001,867	4,761,124
Net increase in other deposits	14,366,171	155,436
Cash payment for fractional shares	(327)	—
Proceeds from issuance of common stock	—	5,027,091

	31,367,711	9,943,651

Net increase (decrease) in cash and cash equivalents	12,974,793	930,744

Cash and cash equivalents at beginning of period	5,223,547	8,738,746

Cash and cash equivalents at end of period	$18,198,340	$9,669,490

(1)	The Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, have been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation,as amended, as discussed in Note 2.

The accompanying notes are an integral part of these financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Continued)

	(Unaudited)	(Unaudited)
	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004 (1)
Reconciliation of net loss to net cash provided by operating activities
Net loss	$(315,078)	$(1,190,444)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	129,709	103,775
Provision for loan and lease losses	35,000	20,000
Amortization of security premiums	—	140
Stock-based compensation	122,168	159,555
Gain on sale of foreclosed real estate	—	(4,004)
Amortization of loan premium and other intangible assets	3,000	2,500
Increase (decrease) in
Deferred loan fees and costs, net	(56,260)	57,242
Accrued interest payable	33,998	6,372
Other liabilities	(15,423)	16,359
Decrease (increase) in
Loans held for sale	(3,782,750)	(218,490)
Accrued interest receivable	(98,997)	(24,849)
Other assets	34,455	28,331

	$(3,910,178)	$(1,043,513)

(1)	The Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, have been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended, as discussed in Note 2.

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

The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals and adjustments) necessary for a fair presentation of the results of the interim period have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in AmericasBank Corp.’s 2004 Annual Report on Form 10-KSB. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2004 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2005.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform to the current presentation.

2. STOCK-BASED COMPENSATION

Effective January 1, 2005, AmericasBank Corp. began recognizing expense for stock-based compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended. As a result, salaries and employee benefits expense for the three and nine months ended September 30, 2005 included $40,722 and $122,168, respectively, of stock-based compensation. We have chosen the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amended SFAS No. 123. As a result, financial information for all prior periods presented have been restated to reflect the salaries and employee benefits expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees. The use of the retroactive restatement method resulted in the restatement of previously reported balances of additional paid-in capital and accumulated deficit. As of December 31, 2004, previously reported additional paid-in capital was increased by $286,910 and accumulated deficit was increased by the same amount. As of December 31, 2003, previously reported additional paid-in capital was increased by $48,553, and accumulated deficit was increased by the same amount.

As a result of using the retroactive restatement method, salaries expense for the three and nine months ended September 30, 2004, increased from the amount previously reported by $75,990 and $159,555, respectively. The impact of our decision to recognize expense for stock-based compensation on our previously reported net loss, basic loss per common share and diluted loss per common share is as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net loss, as previously reported	$(346,810)	$(1,030,889)
Add: Stock-based compensation expense included in reported net income	—	—
Deduct: Total stock-based compensation expense determined under fair value for all awards	(75,990)	(159,555)

Net loss, as restated	$(422,800)	$(1,190,444)

Loss per common share - basic and diluted
As previously reported	$(0.38)	$(1.41)
As restated	$(0.46)	$(1.62)

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

4. REVERSE STOCK SPLIT

Effective August 23, 2005, AmericasBank Corp. implemented a one-for-four reverse stock split of the Company’s outstanding common stock where every four shares of outstanding common stock were converted into one share. Fractional shares resulting from the split were converted to cash. The reverse stock split has been reflected retroactively in the consolidated financial statements and notes for all periods presented and all applicable references as to the number of common shares and per share information, stock option data and market prices have been restated.

5. LOSS PER SHARE

Loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents were not considered in the computation of diluted earnings per share because the result would have been anti-dilutive. The weighted average common shares outstanding were 941,702 for the three and nine months ended September 30, 2005, and 916,515 and 732,893 for the three and nine months ended September 30, 2004, respectively.

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

Recent Developments

On October 18, 2005, the Boards of Directors of AmericasBank Corp. and AmericasBank elected Richard C. Faint, Jr. and Allen S. Lloyd, Jr. as new directors. Mr. Faint is currently president & CEO of ARRRK Properties, a diversified real estate company that acquires, renovates and sells real estate, provides property management services, and engages in construction services. He is also president & CEO of The Cornerstone Professional Group, an information technology consulting firm that specializes in application development and network infrastructure support for small to medium sized organizations. He founded both of the Timonium, Maryland companies in 2004. Mr. Faint has extensive public company career experience, having served as chief executive officer or in senior leadership roles at Citrix Systems, Sequoia Software, TheraTx, and PersonaCare, all NASDAQ-listed companies or divisions thereof. He holds a BS in Accounting & Finance from Towson University and a JD and MBA from the University of Baltimore.

Mr. Lloyd, a career financial services executive, served from 1993 through April 2005 as an executive vice president of MBNA America, the Wilmington-based credit card company. Most recently, he was an internal consultant and project manager responsible for various process re-engineering assignments at MBNA. Previously he directed MBNA’s Affinity Group Relationships in the mid-Atlantic region. Mr. Lloyd, a graduate of the University of Maryland, was manager of Sales and Operations for an employee leasing company for 6 years before joining MBNA in late 1993. Prior to that, he was a senior executive with Maryland National Bank and American Security Bank from 1965 to 1987, primarily responsible for commercial lending functions at both institutions.

Mr. Faint will serve on the Compensation, Nominating and Strategic Planning Committees of AmericasBank Corp. and AmericasBank, and Mr. Lloyd will serve on the Executive and Strategic Planning Committees of AmericasBank Corp. and AmericasBank and the Loan Committee of AmericasBank.

On October 17, 2005, AmericasBank Corp. and AmericasBank received notice that, on October 12, 2005, the Maryland Division of Financial Regulation and the Federal Reserve Bank of Richmond had terminated the Written Agreement entered into by AmericasBank Corp. and AmericasBank with those regulators on August 3, 2001. In general, the Written Agreement was terminated because the regulators determined that AmericasBank Corp. and AmericasBank had returned to a satisfactory condition.

The Written Agreement imposed operational and reporting requirements upon AmericasBank Corp. and AmericasBank and prohibited AmericasBank Corp. and AmericasBank from amending or rescinding approved plans and procedures without the prior written approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation. Among other things, the Written Agreement limited AmericasBank Corp. and AmericasBank ability to appoint directors or hire senior executive officers without the prior approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation, and required AmericasBank Corp. and AmericasBank to make various quarterly and annual reports to the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation.

On August 25, 2005, the board of directors of the Registrant’s wholly-owned subsidiary, AmericasBank, approved an increase in the base salary payable to each of its management team pursuant to the terms of their respective employment agreements. The increases were as follows: Mr. Anders from $125,000 to $145,000, Mr. Rever from $105,000 to $125,000, and Mr. Muncks from $105,000 to $125,000.

Effective August 23, 2005, AmericasBank Corp. implemented a one-for-four reverse stock split of the Company’s outstanding common stock where every four shares of outstanding common stock were converted into one share. Fractional shares resulting from the split were converted to cash. After the split, the number of shares of common stock outstanding declined from 3,766,810 to 941,702. The reverse stock split did not generally affect any stockholder’s percentage ownership except to the extent that it resulted in ownership of fractional shares. Outstanding options and warrants were adjusted as a result of the split. Pursuant to the rules of the OTC Bulletin Board, AmericasBank Corp.’s common stock began trading under the new stock symbol “AMAB” after the reverse stock split.

On July 29, 2005, we registered our common stock under the Securities Act of 1934, as amended (the “Exchange Act”). By registering our common stock under the Exchange Act, under Maryland law we were able to effect the reverse stock split without shareholder approval. This action saved us the costs we would have incurred in connection with a shareholders meeting to approve the reverse stock split. We are now subject to the proxy rules of the Exchange Act, and our officers, directors and beneficial owners of more than 10% of any class of our equity security are now subject to the insider reporting and trading requirements of Section 16 of the Exchange Act. We believe that this additional disclosure and information will be valuable to our shareholders.

Summary of Recent Performance

We incurred a net loss of $11,101 or $(0.01) per basic and diluted common share for the three months ended September 30, 2005, a decrease of $411,699 compared to our net loss of $422,800 or $(0.46) per basic and diluted common share for the three months ended September 30, 2004. Our net loss for the nine months ended September 30, 2005 was $315,078 or $(0.33) per basic and diluted common share, a decrease of $875,366 compared to our net loss of $1,190,444 or $(1.62) per basic and diluted common share for the nine months ended September 30, 2004. The net loss in each reported period included a charge to salary expense for stock-based compensation as we voluntarily adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended (see Note 2 to the Notes to Financial Statements).

The reduction in our net loss was primarily from the growth of our interest earning assets. This growth resulted in an increase in net interest income of $718,520 or 130.0%, from $552,713 for the nine months ending September 30, 2004, to $1,271,233 for the nine months ending September 30, 2005. Also serving to improve our net loss was an increase in the amount of costs deferred that were associated with the higher volume of loan originations during the first nine months of 2005 compared to the same period in 2004. This was further augmented with our reevaluation of our estimate of the costs to originate or acquire loans as described in the following paragraph.

In January 2005, we reevaluated our estimate of the costs to originate or acquire loans and leases and loans held for sale. This analysis resulted in a higher amount of costs deferred per loan than in prior periods. The deferral of loan origination costs results in a reduction of salaries and other noninterest expense. The reduction to salaries and other noninterest expense was partially offset by a reduction in interest revenues on loans and leases due to the amortization of these costs. Also, mortgage banking gains and fees from the sale of loans held for sale were reduced by the recognition of the costs upon the sale of the loan. Deferred loan origination costs were $415,401 and $72,466 at September 30, 2005 and December 31, 2004 respectively, an increase of $342,935. This increase is a result of greater loan originations and our reevaluation of costs estimates. The balance of deferred origination costs includes the unamortized balance of the origination costs described above, and direct costs such as closing costs paid by us in connection with the origination of certain loans, primarily home equity loans. Management evaluates its estimate of loan origination costs quarterly.

Total assets increased by $31,175,616 or 77.7%, to $71,307,715 at September 30, 2005, compared to $40,132,099 at December 31, 2004. Average interest earning assets for the nine months ended September 30, 2005, were $50,616,347, an increase of $22,379,400, or 79.3% from the $28,236,947 in average interest earning assets for the first nine months of 2004. Our balance sheet growth and the rising interest rate environment have positively influenced our net interest margin increasing the yield for the nine months ending September 30, 2005 to 3.36% from 2.61% for the nine months ending September 30, 2004.

Loans and leases, net of allowance, at September 30, 2005 were $45,897,697, an increase of $14,652,535 or 46.9% above the $31,245,162 reported at December 31, 2004. The majority of this growth was in our real estate based products and was partially offset by a decline in commercial finance leases from scheduled payment amortization and payoffs. Throughout 2005 we have focused our efforts on real estate based products and substantially reduced new loan advances for commercial finance leases. We believe that this strategy improves our asset quality and is consistent with our risk management.

The production from our mortgage loan origination group continues to improve. The combined efforts of our six loan originators resulted in mortgage banking fees and gains of $115,777 for the three months ended September 30, 2005, compared to $12,396 for the three months ended September 30, 2004, an increase of $103,381. In the first nine months of 2005, mortgage banking fees and gains were $329,807 compared to $77,190 for the nine months ended September 30, 2004, an increase of $252,617. We originate and sell loans as a correspondent lender and as a broker. This group also provided numerous loan opportunities for us to consider that resulted in our extending credit to borrowers for portfolio loans.

The allowance for loan and lease losses was $349,984 or 0.76% of loans at September 30, 2005, compared to $315,127 or 0.99% of loans at December 31, 2004. The decline in the allowance for loan and lease losses as a percent of loans and leases was the result of our risk assessment of the loan and lease portfolios, management’s judgment as to appropriate reserve percentages for various categories of loans, and the growth in residential real estate loans outstanding which generally carry a lower risk assessment. Our non-performing assets were $622,761 or 1.34% of loans at September 30, 2005, compared to $175,742 or 0.55% of loans at December 31, 2004. The substantial increase in nonaccrual loans was related to one loan in which we held an approximately 10% participation. Our loan balance to this borrower was $587,761 at September 30, 2005.

This non-performing loan is a participation in a loan to a land developer for the purchase and development of raw land that was under contract for sale as developed lots to a national homebuilder. The project ran into delays during the permitting process related primarily to storm water management issues. As a result of the delays, the interest reserve was exhausted, causing the loan to go into interest payment default. The original homebuilder has agreed to release the borrower from its purchase agreement. The participating banks have verbally agreed to a 90 day forbearance period during which the borrower will negotiate with another homebuilder to be a replacement purchaser. The forbearance is subject to the borrower’s agreement to waive any and all defenses to the banks’ lien in the event of a bankruptcy filing. The terms and conditions of the forbearance agreement are currently being drafted. The forbearance is also conditioned on a new appraisal contracted by the participating banks with a minimum “as is” value of $7,500,000, versus a current outstanding balance of principal and accrued interest of approximately $6,100,000 at September 30, 2005. We continue to believe that we will collect all of our outstanding principal balance, accrued interest and expenses, however it is possible that this will not be the case.

Total deposits at September 30, 2005 were $65,938,331, up 90.7% from $34,570,293 at December 31, 2004. The growth in deposits is the result of offering premium rate certificates of deposit through an Internet-based service and through print advertising in local newspapers. Noninterest bearing deposits were $11,309,272 at September 30, 2005, a more than four-fold increase over the $2,226,222 at December 31, 2004, reflecting our efforts to reduce our reliance on certificates of deposit as a funding source.

Our net interest margin was 3.36% for the nine months ended September 30, 2005, compared to 2.61% for the nine months ended September 30, 2004. This increase in our net interest margin is due primarily to the 112.1% increase in average loans in the first nine months of 2005 compared to the same period in 2004. Market interest rates increased between the comparable nine month periods ended September 30, 2005 and September 30, 2004, resulting in an increase in our yield on our interest earning assets from 5.10% for the first nine months of 2004 to 6.31% for the first nine months of 2005. Correspondingly, our rate on interest bearing deposits increased to 3.55% in the nine months ended September 30, 2005, from 3.05% for the nine months ended September 30, 2004. Contributing to the higher costs of interest bearing deposits was our successful marketing of certificates of deposit and money market products to retail customers, augmented by our use of a web-based service to sell higher cost certificates of deposit.

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

Net interest income for the three and nine months ended September 30, 2005, increased 135.0% and 130.0%, respectively, to $512,703 from $218,132 for the three months ended September 30, 2004, and to $1,271,233 from $552,713 for the nine months ended September 30, 2004.

Total interest revenue increased for the three months and nine months ended September 30, 2005, from $404,109 for the three months ended September 30, 2004, to $966,860 for the three months ended September 30, 2005, and from $1,080,714 for the nine months ended September 30, 2004, to $2,390,312 for the nine months ended September 30, 2005. The increases are primarily attributable to an increase in interest revenue from loans and leases and from federal funds sold. Interest revenue from loans and leases increased for the three and nine months ended September 30, 2005 by $489,112 or 134.6% and $1,140,704 or 117.7%, respectively. Interest revenue from federal funds sold and Federal Home Loan Bank deposits increased for the three and nine months ended September 30, 2005 by $79,043 or 250.5% and $180,986 or 219.8%, respectively.

Increases in average balances of our earning assets and market interest rates were the primary factors contributing to the significant increases in interest revenue between the comparable periods. Average loans increased by $22,820,293 or 114.4% for the three months ended September 30, 2005, to $42,762,409 from $19,942,116 for the three months ended September 30, 2004. Average loans increased by $19,442,950 or 112.1% for the nine months ended September 30, 2005 to $36,790,003 from $17,347,053 for the nine months ended September 30, 2004. The yield on loans increased from 7.02% for the three months ended September 30, 2004, to 7.40% for three months ended September 30, 2005. The yield on loans increased from 7.06% for the nine months ended September 30, 2004, to 7.29% for nine months ended September 30, 2005.

Average federal funds sold and Federal Home Loan Bank deposit increased by $3,303,867 or 35.3% for the three months ended September 30, 2005, to $12,659,055 from $9,355,188 for the three months ended September 30, 2004. Average federal funds sold and Federal Home Loan Bank deposit increased by $1,793,743 or 18.8% for the nine months ended September 30, 2005, to $11,348,302 from $9,554,559 for the nine months ended September 30, 2004. The yield on these funds increased from 1.34% for the three months ended September 30, 2004, to 3.47% for three months ended September 30, 2005. The yield on these funds increased from 1.15% for the nine months ended September 30, 2004, to 3.10% for nine months ended September 30, 2005.

The increase in yields on earning assets was due to an increase in market interest rates in response to actions by the Federal Reserve to increase the target for the federal funds rate from 1.00% as of March 31, 2004, to the target rate of 3.75% as of September 30, 2005.

Interest expense increased by $268,180 or 144.2% for the three months ended September 30, 2005, to $454,157 from $185,977 for the three months ended September 30, 2004. Interest expense increased by $591,078 or 112.0% for the nine months ended September 30, 2005, to $1,119,079 from $528,001 for the nine months ended September 30, 2004. The increase in interest expense was due to our growth in average interest-bearing deposits and an increase in the rates paid on deposits as a result of the rise in market interest rates and premium rate certificates of deposit.

Average interest bearing deposits increased by $24,335,524 or 102.0% and $19,046,805 or 82.5% for the three and nine months ended September 30, 2005, respectively, compared to the same period in 2004. The rate on interest-bearing deposits increased from 3.09% for the three months ended September 30, 2004, to 3.74% for the three months ended September 30, 2005. The rate on interest-bearing deposits increased from 3.05% for the nine months ended September 30, 2004, to 3.55% for the nine months ended September 30, 2005. The majority of the increase in average interest-bearing deposits was attributable to our growth in certificates of deposit and money market accounts resulting from our marketing efforts and the use of a web based service to offer certificates of deposit.

Average noninterest-bearing deposits increased by $5,987,688 or 281.6% for the three months ended September 30, 2005, to $8,114,138 from $2,126,450 for the three months ended September 30, 2004. Average noninterest-bearing deposits increased by $3,376,012 or 168.6% for the nine months ended September 30, 2005 to $5,378,427 from $2,002,415 for the nine months ended September 30, 2004. The increase in average noninterest-bearing deposits contributed to the increase in the net margin on earning assets from 2.84% for the three months ended September 30, 2004 to 3.43% for the three months ended September 30, 2005. The increase in average noninterest-bearing deposits contributed to the increase in the net margin on earning assets from 2.61% for the nine months ended September 30, 2004 to 3.36% for the nine months ended September 30, 2005.

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

Average Balances, Interest, and Yields/Rates

	Nine Months Ended September 30,
	2005			2004
	Average balance	Interest	Yield/ Rate	Average balance	Interest	Yield/ Rate
Assets:
Federal Funds Sold and FHLB deposit	$11,348,302	$263,330	3.10%	$9,554,559	$82,344	1.15%
FHLB and FRB stock	221,216	9,142	5.53%	145,862	5,313	4.85%
Investment Securities
Mortgage backed	46	—	—	7,441	140	2.51%
Preferred trust	97,802	7,417	10.14%	300,000	22,500	9.99%
Equity security	30,000	562	2.50%	30,000	1,260	5.59%

Total investment securities	127,848	7,979	8.34%	337,441	23,900	9.44%

Loans held for sale	2,128,978	104,144	6.54%	852,032	49,658	7.76%

Loans:
Residential real estate	16,462,002	915,739	7.44%	4,083,821	240,405	7.84%
Construction and land development	4,791,893	229,327	6.40%	1,111,919	43,128	5.17%
Commercial, including real estate	8,192,899	488,518	7.97%	6,483,930	351,785	7.23%
Commercial finance leases	3,009,410	159,021	7.06%	4,449,914	239,002	7.15%
Home equity	3,881,431	188,872	6.51%	976,804	32,096	4.38%
Installment	452,368	24,240	7.16%	240,665	13,083	7.24%

Total loans	36,790,003	2,005,717	7.29%	17,347,053	919,499	7.06%

Total interest earning assets	50,616,347	2,390,312	6.31%	28,236,947	1,080,714	5.10%

Allowance for loan and lease losses	(321,940)			(299,921)
Noninterest-bearing cash	1,173,779			894,155
Premises and equipment	943,132			855,927
Other assets	469,879			361,983

Total assets	52,881,197			30,049,091

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	5,448,242	81,792	2.01%	5,441,018	40,074	0.98%
NOW, money market and escrow	4,385,916	110,222	3.36%	1,214,043	9,598	1.05%
Certificates of deposit	32,289,765	927,065	3.84%	16,422,057	478,329	3.88%

Total interest-bearing deposits	42,123,923	1,119,079	3.55%	23,077,118	528,001	3.05%
Noninterest-bearing deposits	5,378,427	—		2,002,415	—

	47,502,350	1,119,079	3.15%	25,079,533	528,001	2.80%

Other liabilities	159,624			170,480
Stockholders’ equity	5,219,223			4,799,078

Total Liabilities and Stockholders’ Equity	$52,881,197			$30,049,091

Net interest spread			3.16%			2.30%
Net interest income		$1,271,233			$552,713

Net margin on earning assets			3.36%			2.61%

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

The provision for loan and lease losses was $15,000 and $35,000 for the three and nine months ended September 30, 2005, compared to $7,500 and $20,000 for the three and nine months ended September 30, 2004, respectively. The provision for each period reflects our risk assessment of the portfolio and the growth in loan and leases balances outstanding. During the first nine months of 2005, we had nominal chargeoffs and no recoveries compared to nominal chargeoffs and $16,907 in recoveries for the first nine months of 2004.

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

A test of the adequacy of the allowance for loan and lease losses is performed and reported to the Board of Directors on a quarterly basis by our senior lending officer. Our senior lending officer will recommend an increase or decrease in the provision and the board will approve or disapprove the recommendation based on a discussion of the risk factors. We believe that we use the most reliable information available to us to make a determination with respect to the allowance for loan and lease losses, recognizing that the determination is inherently subjective and that future adjustments may be necessary depending upon, among other factors, a change in economic conditions of specific borrowers or generally in the economy, and new information that becomes available to us. However, there are no assurances that the allowance for loan and lease losses will be sufficient to absorb losses on nonperforming assets, or that the allowance will be sufficient to cover losses on nonperforming assets in the future.

The allowance for loan and lease losses was $349,984 or 0.76% of loans at September 30, 2005, compared to $315,127 or 0.99% of loans at December 31, 2004. The decline in the allowance for loan and lease losses as a percent of loans and leases was the result of our risk assessment of the loan and lease portfolios, management’s judgment as to appropriate reserve percentages for various categories of loans, and the growth in residential real estate loans outstanding which generally carry a lower risk assessment. AmericasBank has no exposure to foreign countries or foreign borrowers. Management believes that the current allowance for loan and lease losses is adequate.

The changes in the allowance for loan and lease losses are presented in the following table:

	Nine Months Ended September 30,		Year Ended December 31,
	2005	2004	2004
Balance, beginning of year	$315,127	$275,077	$275,077
Provision charged to operations	35,000	20,000	20,000
Recoveries	—	16,907	20,407

	350,127	311,984	315,484
Loans charged off	143	145	357

Balance, end of year	$349,984	$311,839	$315,127

Allowance for loan and lease losses to total loans	0.76%	1.32%	0.99%

Loans past due 90 days or more and still accruing interest	$—	$—	$121,616

Noninterest Revenue

Noninterest revenue consisted primarily of mortgage banking gains and fees from the sale of mortgage loans, and service charges on deposit accounts, which includes debit card fees and ATM fees. Noninterest revenues increased $112,461 and $270,246 for the three and nine months ended September 30, 2005, respectively, to $140,854 and $387,153 respectively, from $28,393 and $116,907 for the three and nine months ended September 30, 2004, respectively. The increase for the nine months ended September 30, 2005, was primarily from a $252,617 increase in mortgage banking gains and fees from $77,190 for the nine months ended September 30, 2004 to $329,807 for the nine months ended September 30, 2005. We have expanded our mortgage business to originate and sell loans as either a correspondent or broker and had six mortgage loan originators at September 30, 2005, compared to one during the first nine months of 2004. Service charges on deposit accounts and other fees increased to $25,077 and $57,346 for the three and nine months ended September 30, 2005, respectively, from $15,997 and $39,717 for the three and nine months ended September 30, 2004, respectively. The increase was primarily from fees on business accounts and ATM service charges.

Noninterest Expenses

Noninterest expenses for the three and nine months ended September 30, 2005, were $649,658 and $1,938,464, respectively, compared to $661,825 and $1,840,064 for the same periods in 2004. The increase for the nine months ended September 30, 2005 was $98,400 or 5.4%. Employee benefits increased $66,489 to $247,594 for the nine months ended September 30, 2005 compared to $181,105 for the nine months ended September 30, 2004. The increase was mainly in payroll taxes, our IRA match, and health care benefits. Occupancy increased $33,409 to $131,139 for the nine months ended September 30, 2005 compared to $97,730 for the nine months ended September 30, 2004. This increase is primarily from additional rent associated with our Towson mortgage office and additional depreciation expense arising from the renovations to the banking floor of our 500 York Road location. Furniture and equipment increased $15,448 to $88,289 for the nine months ended September 30, 2005 compared to $72,841 for the nine months ended September 30, 2004. This expense category includes certain expenses associated with the renovation of 500 York Road that were expensed in the first quarter of 2005. Other expense increased $102,497 to $647,385 for the nine months ended September 30, 2005 compared to $544,888 for the nine months ended September 30, 2004. Increases in this expense category were associated with software depreciation, data processing fees, loan expenses, and professional services. The increases in these categories were partially offset by a decline in advertising and marketing.

Salaries decreased $119,443 to $824,057 for the nine months ended September 30, 2005 compared to $943,500 for the nine months ended September 30, 2004. In January 2005, we reevaluated our estimate of the costs to originate or acquire loans and leases and loans held for sale. This analysis resulted in a higher amount of costs deferred per loan than in prior periods. The deferral of loan origination costs results in a reduction of salaries and other noninterest expense. The reduction to salaries and other noninterest expense was partially offset by a reduction in interest revenues on loans and leases due to the amortization of these costs. Also, mortgage banking gains and fees from the sale of loans held for sale were reduced by the recognition of the costs upon the sale of the loan. Deferred loan origination costs were $415,401 and $72,466 at September 30, 2005 and December 31, 2004 respectively, an increase of $342,935. This increase is a result of greater loan originations and our reevaluation of costs estimates. The balance of deferred origination costs includes the unamortized balance of the origination costs described above, plus direct costs such as closing costs paid by us in connection with the origination of certain loans, primarily home equity loans. Management evaluates its estimate of loan origination costs quarterly. Also, in the first half of 2004 we expensed approximately $60,000 to provide severance benefits associated with our restructuring of certain staff positions.

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

The investment portfolio at September 30, 2005, amounted to $30,000, a decrease of $318,182, from $348,182 at December 31, 2004. All securities at September 30, 2005, and December 31, 2004, were classified as available for sale. The majority of the decrease was related to the redeemable preferred trust investment security issued by Provident Trust II, a subsidiary of Provident Bankshares Corporation. On March 31, 2005, the security was redeemed at par. We invested the proceeds from this security in federal funds pending their use to fund loan growth.

Loan Portfolio

Loans and leases, net of allowance, unearned fees and origination costs increased $14,652,535 or 46.9% to $45,897,697 at September 30, 2005, from $31,245,162 at December 31, 2004.

Residential real estate loans increased by $5,442,794 (34.6%), construction and land development loans increased by $2,705,590 (68.1%), commercial loans including commercial real estate loans increased by $4,904,072 (86.2%) and home equity loans increased by $3,304,896 (152.2%) from their respective balances at December 31, 2004. Installment loans decreased by $194,389 (52.7%) and commercial finance leases decreased by $1,531,831 (40.8%) from their respective balances at December 31, 2004, from payoffs and principal amortization. We have reduced our efforts to grow the lease portfolio. Going forward, we expect to continue to see wide changes in our loan categories as we experience scheduled payoffs and as we grow our loan portfolio.

Loans secured by real estate comprise the majority of the loan portfolio. AmericasBank’s loan customers are generally located in the greater Baltimore metropolitan area.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio
	September 30 2005%		December 31, 2004%
Residential real estate	$21,186,792	45.73%	$15,743,998	49.67%
Construction and land development	6,681,405	14.42%	3,975,815	12.54%
Commercial, including real estate	10,592,389	22.86%	5,688,317	17.94%
Commercial finance leases	2,219,776	4.79%	3,751,607	11.84%
Home equity	5,476,557	11.82%	2,171,661	6.85%
Installment	174,762	0.38%	369,151	1.16%

	46,331,681	100.00%	31,700,549	100.00%

Deferred loan origination fees, net of cost	(84,000)		(140,260)
Allowance for loan and lease losses	(349,984)		(315,127)

	$45,897,697		$31,245,162

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

Information about non-performing loans is as follows:

	September 30,		December 31,
	2005	2004	2004
Nonaccrual loans	$622,761	$35,000	$54,126
Unrecorded interest on nonaccrual loans	39,553	4,052	6,521
Loans past due 90 days or more and still accruing interest	—	—	121,616

The substantial increase in nonaccrual loans was related to one loan in which we held an approximately 10% participation. Our loan balance to this borrower was $587,761 at September 30, 2005. The loan is to a land developer for the purchase and development of raw land that was under contract for sale as developed lots to a national homebuilder. The project ran into delays during the permitting process related primarily to storm water management issues. As a result of the delays, the interest reserve was exhausted, causing the loan to go into interest payment default. The original homebuilder has agreed to release the borrower from its purchase agreement. The participating banks have verbally agreed to a 90 day forbearance period during which the borrower will negotiate with another homebuilder to be a replacement purchaser. The forbearance is subject to the borrower’s agreement to waive any and all defenses to the banks’ lien in the event of a bankruptcy filing. The terms and conditions of the forbearance agreement are currently being drafted. The forbearance is also conditioned on a new appraisal contracted by the participating banks with a minimum “as is” value of $7,500,000, versus a current outstanding balance of principal and accrued interest of approximately $6,100,000 at September 30, 2005. We continue to believe that we will collect all of our outstanding principal balance, accrued interest and expenses, however it is possible that this will not be the case.

We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118

(“SFAS No. 118”), Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan and lease losses. We write off impaired loans when collection of the loan is doubtful. We generally classify nonaccrual loans and leases as impaired. As of September 30, 2005, and December 31, 2004, no credit had been identified as impaired other than the nonaccrual loans and leases described above.

We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan and lease losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, we generally require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of September 30, 2005, and December 31, 2004, we had no foreclosed real estate.

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

At September 30, 2005, our total deposits have increased by $31,368,038 or 90.7% to $65,938,331 from $34,570,293 at December 31, 2004. Interest-bearing deposits increased $22,284,988 or 68.9% to $54,629,059 at September 30, 2005, from $32,344,071 at December 31, 2004. In addition, our non interest bearing deposits increased $9,083,050 or $408.0% from $2,226,222 at December 31, 2004, to $11,309,272 at September 30, 2005.

A majority of the increase in our interest bearing deposits was in certificates of deposit and money market accounts. The growth in these accounts was due to our utilization of the web-based service and the use of print advertising in local newspapers to offer certificates of deposit and other interest bearing core deposit products. During the first nine months of 2005, we issued $12,572,178 in certificates of deposit through the web-based service at an average cost of approximately 4.46%. Deposits from this source represented 23.1% of our interest bearing deposits as of September 30, 2005. We increased our money market account by $5,783,095 or 448.6% from $1,289,164 at December 31, 2004 to $7,072,259 at September 30, 2005, reflecting our strategy to reduce the bank’s reliance on certificates of deposit as a funding source.

The increase in noninterest bearing deposits was primarily from new accounts opened for title companies. We have focused our marketing efforts toward these businesses and feel that our mortgage loan business will further provide us with opportunities to sell our deposit services to more of these businesses.

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. We monitor our federal funds sold position on a daily basis in that this is our primary source of liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional liquidity is also available from our loans held for sale, which amounted to $5,399,798 at September 30, 2005. We have no other sources of liquidity, such as lines of credit or correspondent relationships with other financial institutions. When we achieve breakeven profitability, we hope to establish a line of credit with the Federal Home Loan Bank, but there can be no assurance that we will be successful in our efforts.

Our immediate sources of liquidity are cash and due from banks and short term investments. As of September 30, 2005, we had $1,130,918 in cash and due from banks, and $17,067,422 in federal funds sold and Federal Home Loan Bank deposit. Management has made a decision to maintain liquidity instead of investing in investment securities in order to ensure that funds are readily available to fund the growth of the loan portfolio. In addition, our recent increase in deposits from title companies represents a deposit that is subject to more volatility, thereby increasing our need to have funds available. We believe that our ability to manage the volatility of these deposits will improve as we add more of this type of account to our customer base.

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

Capital

Our stockholders’ equity amounted to $5,184,807 at September 30, 2005, a decrease of $210,997 from the $5,395,804 reported at December 31, 2004.

The following table shows our regulatory capital ratios and the minimum capital ratios currently required by our banking regulator to be “well capitalized” and “adequately capitalized.” The table provides information for AmericasBank Corp.

	Risk Based Capital Analysis
(dollars in thousands)	September 30, 2005	December 31, 2004
Tier 1 Capital:
Common stock	$9	$9
Capital surplus	11,571	11,450
Retained earnings	(6,395)	(6,081)
Less: disallowed assets	(292)	(295)

Total Tier 1 Capital	4,893	5,083
Tier 2 Capital:
Allowance for loan and lease losses	350	315

Total Risk Based Capital	$5,243	$5,398

Risk weighted assets	$61,651	$27,075

			Regulatory Minimum to be
			Well Capitalized	Adequately Capitalized
Capital Ratios:
Total risk based capital ratio	12.84%	19.94%	10.00%	8.00%
Tier 1 risk based capital ratio	11.98%	18.77%	6.00%	4.00%
Leverage ratio	7.97%	13.19%	5.00%	4.00%

Impact of Adoption of SFAS No. 123

Effective January 1, 2005, AmericasBank Corp. began recognizing expense for stock-based compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, and has elected the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. We voluntarily adopted the standard in 2005. The following table provides a reconciliation of our losses with and without application of SFAS No. 123 for the three and nine months ended September 30, 2005 and September 30, 2004, respectively. We believe this information is useful to investors as other small business issuers are not required to adopt SFAS No. 123 until 2006.

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Net income (loss) without adoption of SFAS No. 123	$29,622	$(346,810)
Additional expense as a result of adoption of SFAS No. 123	(40,723)	(75,990)

Net loss with adoption of SFAS No. 123	$(11,101)	$(422,800)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net loss without adoption of SFAS No. 123	$(192,910)	$(1,030,889)
Additional expense as a result of adoption of SFAS No. 123	(122,168)	(159,555)

Net loss with adoption of SFAS No. 123	$(315,078)	$(1,190,444)

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

The value of the options was estimated using the Black-Scholes option pricing model with the option life estimated at 10 years. There were no modifications made to outstanding share options prior to the adoption of the fair value method. The compensation expense not yet recognized as of September 30, 2005, was approximately $394,150.

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

Effective January 2005, we reevaluated our estimate of the costs to originate or acquire loans and leases and loans held for sale. This analysis resulted in a higher amount of costs deferred per loan than in prior periods. The deferral of loan origination costs results in a reduction of salaries and other noninterest expense. The reduction to salaries and other noninterest expense was partially offset by a reduction in interest revenues on loans and leases due to the amortization of these costs. Also, mortgage banking gains and fees from the sale of loans held for sale were reduced by the recognition of the costs upon the sale of the loan. Deferred loan origination costs were $415,401 and $72,466 at September 30, 2005 and December 31, 2004 respectively, an increase of $342,935. This increase is a result of greater loan originations and our reevaluation of costs estimates. The balance of deferred origination costs includes the unamortized balance of the origination costs described above, plus direct costs such as closing costs paid by us in connection with the origination of certain loans, primarily home equity loans. Management evaluates its estimate of loan origination costs quarterly.

Off-Balance Sheet Arrangements

AmericasBank is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments primarily include loan commitments, lines of credit, including home-equity lines and commercial lines, and letters of credit. AmericasBank uses these financial instruments to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any accounting losses, which would have a material effect on AmericasBank.

Outstanding loan commitments and lines and letters of credit at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Loan commitments	$10,686,569	$1,326,321
Unused lines of credit	$2,455,675	$1,700,049
Letters of credit	$60,713	$89,768

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

In general, loan commitments, credit lines and letters of credit are made on the same terms, including with respect to collateral, as outstanding loans. Each customer’s credit-worthiness and the collateral required are evaluated on a case-by-case basis.

Information Regarding Forward-Looking Statements

In addition to the historical information contained in Part I of this Quarterly Report on Form 10-QSB, the discussion in Part I of this Quarterly Report on Form 10-QSB contains certain forward-looking statements. The statements presented herein with respect to, among other things, AmericasBank Corp.’s plans, objectives, expectations and intentions, including statements regarding profitability, liquidity, allowance for loan and lease losses, interest rate sensitivity, market risk and financial and other goals are forward looking. These statements are based on AmericasBank Corp.’s beliefs, assumptions and on information available to AmericasBank Corp. as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-QSB; the risk that AmericasBank Corp. may continue to incur losses; possible loss of key personnel; the inability to successfully implement strategic initiatives; risk of changes in interest rates, deposit flows and loan demand; risks associated with AmericasBank’s lending limit; risks associated with the lack of a credit facility; risk of an industry concentration with respect to deposits; risk of credit losses; risks associated with acting as a correspondent lender; risk associated with a slowdown in the housing market or high interest rates; the allowance for loan and lease losses may not be sufficient; operational and credit risks of the leasing companies to which AmericasBank has extended credit in connection with the lease portfolio; dependence on third party vendors; risk of insufficient capital; risk of possible future regulatory action as a result of past violations of the Real Estate Settlement Procedures Act; as well as changes in economic, competitive, governmental, regulatory, technological and other factors that may affect AmericasBank Corp. or AmericasBank specifically or the banking industry generally.

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

In addition, there were no changes in AmericasBank Corp.’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, AmericasBank Corp.’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

AmericasBank leases a 1,430 square foot building located in the Highlandtown Village Shopping Center at 3820 East Lombard Street, Baltimore, Maryland from an unaffiliated party for use as a bank branch. The initial term of the lease commenced on October 18, 2000 and expired on October 30, 2005.

On August 18, 2005, AmericasBank sent notice to the landlord that it intended to exercise the first of two five year renewal options on the leased space, and on September 28, 2005, AmericasBank and the Landlord entered into a First Lease Option Confirmation Agreement to evidence the renewal. As a result of the renewal, the new lease term is from November 1, 2005 to October 31, 2010. Base rent for the first year of the renewal term is $1,489.58 per month, and base rent is $1,519.38, $1,549.17, $1,578.96, and $1,608.75 per month for years two, three, four and five, respectively.

Item 6. Exhibits.

(a)	Exhibits.

10.1 First Lease Option Confirmation Agreement dated September 28, 2005 between Highlandtown Village Shopping Center, Inc. and AmericasBank.

10.2 Increase in salaries of Executive Officers

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

AmericasBank Corp.

Date: November 14, 2005	By:	/s/ Mark H. Anders
Mark H. Anders, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2005	By:	/s/ A. Gary Rever
A. Gary Rever, Chief Financial Officer
(Principal Accounting and Financial Officer)