Form 10KSB
period 2005-12-31
AMERICASBANK CORP
filed 2006-03-31
CIK 1040491

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock: par value $0.01 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

The issuer’s revenues for its most recent fiscal year were $4,073,022.

The aggregate market value of the common equity held by non-affiliates was $10,150,583 as of March 13, 2005, based on a sales price of $7.15 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in over the counter trading on March 13, 2005.

The number of shares outstanding of the issuer’s Common Stock was 2,666,702 as of March 13, 2005.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

Item 1. Description of Business

BUSINESS OF AMERICASBANK CORP. AND AMERICASBANK

History

We were incorporated in June 1996 as a Maryland corporation to become a single-bank holding company by acquiring all of the capital stock of AmericasBank, a federal stock savings bank, upon its formation. AmericasBank commenced operations on December 1997 with $3.0 million in capital and one office located in the Highlandtown area of the city of Baltimore, Maryland. Also in December 1997, AmericasBank acquired certain loans and other assets and assumed certain deposits and other liabilities primarily related to the Baltimore, Maryland branch office of Rushmore Trust & Savings, FSB. AmericasBank commenced operations from Rushmore’s former Baltimore, Maryland branch office.

We funded the initial capitalization of AmericasBank and the transaction with Rushmore Trust & Savings, FSB by selling 75,000 shares of common stock at $40.00 per share in an initial public offering that concluded in November 1997.

On September 2, 1998, we issued to the holders of record of our common stock on September 1, 1998, a dividend of one common stock purchase warrant for each share of common stock then held by the shareholder. Warrants to purchase a total of 75,000 shares of common stock were issued and each warrant entitles the holder to purchase one share of common stock at an exercise price of $40.00 per share, subject to adjustment for certain events. These warrants are currently exercisable and expire on September 1, 2008.

In September 1999, AmericasBank (i) converted from a federal stock savings bank to a Maryland-chartered trust company exercising the powers of a commercial bank; (ii) became a member bank of the Federal Reserve System; and (iii) opened a Towson office, with that office becoming its main office location and the Baltimore office becoming a branch office. AmericasBank converted to a Maryland commercial bank so that it could expand its lending activities to include commercial loans and consumer loans without being subject to the limitations imposed under a federal thrift charter. At that time AmericasBank also planned to pursue a strategy of long-term growth by opening additional branches.

To obtain the regulatory capital necessary to convert to a Maryland chartered trust company and open the Towson, Maryland office, we sold 49,000 units at $48.00 per unit in a public offering that concluded in March 1999. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at $52.00 per share, subject to adjustment for certain events. These warrants are currently exercisable and expire on September 1, 2008.

AmericasBank was not successful in implementing its business plans in connection with the conversion. It continued to incur losses during 2000 and 2001 (after incurring losses in 1997, 1998 and 1999). Moreover, AmericasBank failed to implement proper internal and operational controls. As a result, AmericasBank Corp. and AmericasBank became subject to agreements with its regulators.

In order to restore and maintain the financial soundness of AmericasBank Corp. and AmericasBank, in August 2001, we agreed to enter into and operate under a Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation.

Also, in October 2001, because of concerns related to AmericasBank’s violations of certain consumer lending laws, we agreed to operate under a Memorandum of Understanding with the Federal Reserve Bank of Richmond. As further described under the heading “Supervision and Regulation,” these agreements have been terminated.

We continued to incur losses in 2002 and 2003. In May 2002, we sold 23,750 units at $20.00 per unit to eight of our directors in a private placement. Each unit consisted of one share of common stock and a warrant to purchase five shares of common stock at an exercise price of $20.00 per share, subject to adjustment for certain events. These warrants are currently exercisable and expire on September 1, 2008. The purpose of the private placement was to provide AmericasBank with additional regulatory capital.

From February to June 2003, we sold 50,015 units at $12.80 per unit to five of our directors, the profit sharing plan for one of our director’s medical practice and the spouse of a director in a private placement. Each unit consisted of one share of our Series A Preferred Stock and a warrant to purchase one share of common stock at an exercise price of $12.80 per share, subject to adjustment for certain events. These warrants are currently exercisable and expire on September 1, 2008. Among other rights, upon our sale or dissolution, the Series A Preferred Stock had a liquidation preference of $12.80 per share. The purpose of the private placement was to provide AmericasBank with additional regulatory capital.

In July and August 2003, we hired a new management team consisting of Mark H. Anders, A. Gary Rever and John D. Muncks. Mr. Anders, Mr. Rever and Mr. Muncks each have significant banking experience. In particular, Mr. Anders has been integrally involved in the turnaround of three community banks.

On December 2, 2003, the holders of our Series A Preferred Stock exchanged their 50,015 outstanding shares for 50,015 outstanding shares of common stock. The shares were exchanged to facilitate our 2004 rights and public offering (described in the next paragraph), including eliminating any liquidation preference on our outstanding capital stock. As of March 13, 2006, we have no Series A Preferred Stock outstanding.

On March 11, 2004, we closed our rights offering of up to 100,000 shares of common stock to our shareholders of record on December 22, 2003 at $8.00 per share and our public offering of 618,750 shares plus any shares that were not sold in the rights offering at $8.00 per share. We sold an aggregate of 718,750 shares in the offerings and received net offering proceeds of $5,027,091.

With the addition of the capital from the rights and public offerings, we became a “well capitalized” bank as defined by our regulators and substantially increased our legal lending limit. Also, we hired additional staff and launched strategies to accelerate the growth of our earning assets, improve our net interest margin, and increase our noninterest revenue while controlling our fixed overhead.

On October 5, 2004, we completed the acquisition of certain assets and assumption of certain liabilities of uvm Mortgage Marketing, Inc., of Towson, Maryland. The purchase price of $274,500 consisted of cash of $145,000 and 25,000 restricted shares of Common Stock (valued at $5.18 per share) that vest over two years.

On November 18, 2004, three of our directors – Savas J. Karas, Graylin E. Smith, and John C. Weiss III – each purchased 62.5 shares of Common Stock at $8.00 per share, to satisfy the director’s stock ownership requirement under Maryland State Banking Laws.

On July 29, 2005, we registered our common stock under the Securities Act of 1934, as amended (the “Exchange Act”). By registering our common stock under the Exchange Act, under Maryland law we were able to effect the reverse stock split without shareholder approval. We are now required to comply with all the requirements of the Exchange Act, including, but not limited to, the proxy rules of the Exchange Act, and our officers, directors and beneficial owners of more than 10% of any class of our equity security are now subject to the insider reporting and trading requirements of Section 16 of the Exchange Act. We believe that this additional disclosure and information will be valuable to our shareholders.

On August 3, 2005, our board of directors approved a reverse stock split of our common stock whereby every four shares of common stock would be converted into one share with fractional shares resulting from the split converted to cash. The split became effective at 12:01 a.m. on August 23, 2005. The number of shares and warrants and the sale or exercise price for the stock and warrants referred to in this section were adjusted as if the split occurred prior to the issuance of such stock and warrants.

Effective October 12, 2005, the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation determined that we had returned to a satisfactory condition and terminated the Written Agreement.

On October 18, 2005, the Boards of Directors of AmericasBank Corp. and AmericasBank elected Richard C. Faint, Jr. and Allen S. Lloyd, Jr. as new directors. Mr. Faint serves on the Compensation, Nominating and Strategic Planning Committees of AmericasBank Corp. and AmericasBank, and Mr. Lloyd serves on the Executive and Strategic Planning Committees of AmericasBank Corp. and AmericasBank and the Loan Committee of AmericasBank.

On March 10, 2006, we closed our public offering of 1,725,000 shares at $7.00 per share. We sold 1,725,000 shares in the offering and received net offering proceeds of approximately $11,000,000.

Our turnaround plan has begun to show positive results as evidenced by the sequential improvement in the net loss reported for the first three quarters of 2005 and the modest net income for the fourth quarter of 2005. Also, as indicated above, the Memorandum of Understanding and the Written Agreement have been terminated.

Currently, AmericasBank has two branch offices and is headquartered in Towson, Maryland. AmericasBank also has one mortgage origination office in Towson, Maryland. AmericasBank is regulated by the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation. AmericasBank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation.

Location and Market Area

We consider our primary market area to be Northern Baltimore County, Maryland and the Highlandtown area of the city of Baltimore. Our secondary market area includes the Baltimore Metropolitan Area, consisting of Baltimore City and the surrounding counties of Anne Arundel, Baltimore, Carroll, Harford, Howard, and Frederick County, Maryland and south-central Pennsylvania. The economy of our market area is diversified, with a mix of services, manufacturing, wholesale/retail trade and federal and local government. Manufacturing in the market area is dominated by high technology, particularly within the defense industry. Similar to national trends, most of the job growth in our market area has been realized in service related industries, and service jobs account for the largest portion of the workforce.

Our market enjoys the benefits of its close proximity to the Washington D.C. market. Baltimore is well positioned along the I-95 corridor and is seeing solid increases in business growth (particularly in the service and tech sectors). Our headquarters are within 15 miles of the BWI Thurgood Marshall Airport and 45 miles of Ronald Reagan Washington National Airport.

The regional economy is perennially strong and diverse, boasts consistently high job growth and low unemployment and is increasingly small business oriented. Baltimore County is home to two of the federal government’s largest headquarters, the U.S. Social Security Administration and Centers for Medicare & Medicaid Services. The region also has a vibrant biotechnology and medical industry, including six major hospitals operating in our primary market. The medical industry, information technology, and tourism are all major growth industries for the region. The Port of Baltimore is one of the largest ports in the country. The region has over 25 colleges and universities including some of the highest ranked in the country.

AmericasBank has branch offices located in Towson, Maryland and in the Highlandtown area of the city of Baltimore. AmericasBank also has a mortgage loan origination office in Towson, Maryland. Towson, Maryland is in Baltimore County, and is the county seat. According to the Maryland Department of Business and Economic Development, more than 10,000 people work in Towson and it is the largest unincorporated county seat in the United States. Highlandtown is in the eastern quadrant of the city of Baltimore and has historically been a stable blue-collar community of low to moderate income families.

Lending Activities

General. AmericasBank’s primary source of income is generated from the interest earned on its loan portfolio and fees generated from its lending activities. In the short term, we will focus our lending activities on residential mortgage lending, where the majority of loans are secured by one-to-four family residential properties, including both owner occupied and investment properties, because we believe that on a risk adjusted basis this loan class provides us with the best opportunity to safely and cost effectively generate accelerated balance sheet and fee income growth. We also intend to emphasize commercial mortgage loans and commercial loans extended for general business purposes to small and medium-size businesses in our primary market area and home equity loans.

Residential mortgage lending includes long-term conventional and non-conforming mortgages originated for our portfolio or for sale into the secondary market, adjustable rate mortgages, loans to homeowners or small builders and developers for the acquisition, construction or rehab of single-family homes and lot loans. Commercial mortgage loans include loans for the acquisition/development, construction or rehabilitation of commercial, multi-family or residential real property. We intend to aggressively pursue commercial lending opportunities where the loan relationships provide us with opportunities to develop high volume depository relationships. We expect the principals of the businesses we finance to personally guaranty their commercial loans. We believe that consumer installment loans and home equity loans will serve to provide further diversification and will support our retail banking platform.

Residential Mortgage Lending.

Long-Term Fixed-Rate Mortgages Originated for Sale. To generate fee income, we intend to focus our efforts on fixed-rate conventional and government insured residential mortgage loans that can be sold in the secondary market on a servicing released basis. Secondary market activity is conducted either as a broker, where the loan is funded at settlement by an investor and the bank earns a fee, or as correspondent, where the bank funds the loan at settlement and thereafter sells the loan to an investor, on a servicing released basis, and recognizes a gain on the sale. We have entered into agreements with several large financial institutions where they either close loans that we broker or they purchase loans where we act as a correspondent lender. In either case, the loan must meet the underwriting standards of the closing or purchasing financial institution. In cases where we act as a correspondent lender, the purchase price is locked-in with the purchasing investor at the time the borrower locks in his or her interest rate. Typically, loans originated for sale will be delivered to the investor within two to three weeks of closing with the borrower, with settlement with the investor occurring within one to three weeks after delivery. During this three to six week period, we recognize these loans as mortgages held for sale and we service the loans. We have not contracted with and do not intend to contract with any entity to service the loans that we hold for sale.

With respect to our secondary market activity, we intend to focus on acting as a correspondent lender whenever possible because the fees and income that can be generated as a correspondent lender are typically greater than can be generated as a loan broker. However, there are greater compliance requirements and risks associated with acting as a correspondent lender. As a result, the volume of loans originated for sale need to increase to a sufficient volume to enable us to manage the additional compliance requirements and risks in a cost effective manner.

Maintaining a high level of broker fee income and gains from the sale of mortgages depends primarily on continuing to originate mortgage loans at similar volume levels. This may prove difficult because production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect our mortgage originations and, consequently, reduce our income from mortgage banking activities. As a result, these conditions may adversely affect our net income. We attempt to mitigate our risks by offering adjustable rate mortgage products which typically have lower interest rates, pursuing purchase money mortgage transactions and expanding our loan origination staff.

In addition, mortgage banking activities generally involve risks of loss if secondary mortgage market interest rates increase substantially while a loan is in the “pipeline” (the period beginning with the application to make or the commitment to purchase a loan and ending with the sale of the loan). Our policy is to reduce this interest rate risk by selling each mortgage loan when the borrower locks in the interest rate on the loan.

Adjustable Rate and Non-Conforming Fixed Rate Mortgages. Our residential mortgage lending also will include originating adjustable rate mortgages (ARMs) and non-conforming fixed-rate mortgages for our own portfolio and, if appropriate, for sale in the secondary market. Generally, the ARMs and non-conforming mortgages retained in our portfolio will be to homeowners who do not intend to hold the property long-term or who are seeking interim financing with an objective to seek longer-term financing at a more suitable time. These types of loans are also used to accommodate homeowners who may not meet the underwriting criteria of strict secondary market standards (but still meet credit standards). Many of the residential construction and rehabilitation loans that we will offer will be marketed with an option to convert to an ARM at the end of the construction period. We believe that many of the loans that convert will be re-financed by long term fixed-rate mortgages, which will be sold in the secondary market, providing us with the opportunity to generate additional fee income from these borrowers.

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

ARMs are generally underwritten according to Fannie Mae or Freddie Mac guidelines using one of several automated underwriting tools now widely accepted in the industry. However, depending on the circumstances, we may also originate ARMs that do not conform to secondary market guidelines. The volume of ARMs that we originate will depend in large part on interest rates. During periods of generally low interest rates, there is a heightened demand for long-term fixed-rate mortgages and a reduced demand for ARMs. In contrast, during periods of rising or higher long term rates, there is generally an increased demand for ARMs and a reduced demand for long-term fixed-rate mortgages.

The non-conforming fixed rate mortgage loans that we will make will generally be amortized over fifteen to thirty years, but because our funding is of shorter duration, the fixed rate term generally will be from one to five years, depending on individual loan circumstances. These loans customarily include a “due on sale” clause giving AmericasBank the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to the mortgage.

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

Non-amortizing or Interest Only Loans. Consumer interest in non-amortizing or interest only residential mortgage loans has increased in recent years in response to escalating home prices and expanding consumer debt obligations. We view this trend as an evolution and many institutional investor and government agencies now offer interest only loan programs. We originate interest only loans for sale and for our portfolio based on the underwriting criteria of our secondary market investors or under our own loan policies. Generally, non-amortizing or interest only loans originated for our portfolio will have lower loan to value ratios (less than 80% of the purchase price or appraised value) or will have other credit enhancements, such as higher credit scores, balloon payments or the pledge of additional collateral. We plan to establish portfolio limits for non-amortizing or interest only loans equal to 100% of our regulatory capital. This limit does not apply to loans with a balloon maturity of 3 years or less or to loans with less than a 75% loan to value ratio.

Residential Construction, Rehab Loans and Lot Loans. We intend that our residential mortgage division will directly and indirectly originate loans to individuals to finance the acquisition of a building lot and/or the construction of a single-family dwelling, or the acquisition of an existing home that needs substantial physical renovation or reconstruction. Most of the residential construction loans will be made to individuals who intend to build a single family home on an appropriately zoned building lot that will be owner occupied upon completion of construction. However, in mature housing markets, we believe there is a growing opportunity to provide acquisition and construction financing for the purpose of substantially rehabilitating existing residential property (“rehab loans”). AmericasBank has targeted these two loan types as areas of potential growth. Construction and rehab loans will range in size from $100,000 to $1,000,000 or more depending on the property.

Construction and rehab loans will be underwritten and managed based on written construction loan policies and procedures. Generally, we will make loans in amounts up to 80% of appraised value, not to exceed 100% of cost with terms from four months to 15 months depending on the property. In the case of new construction, loan proceeds will be disbursed in increments based on approved draw schedules and advanced based on completed work as certified by site inspections. In the case of rehab loans, loan proceeds may be disbursed at completion or under approved draw schedules as certified by site improvements depending on the scope of renovations required.

Construction and rehab loans generally involve a higher degree of risk than conventional mortgage loans. Our risk of loss on a construction or rehab loan is dependent largely upon the accuracy of the initial estimate of the property’s value at the completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, we could be required to advance funds beyond the amount originally committed in order to facilitate completion of the project. If the estimate of anticipated value proves to be inaccurate, the value of our collateral may be insufficient to assure full repayment. We mitigate this risk somewhat by requiring physical inspection of the property by an approved inspector prior to advancing each draw request to ensure sufficient value has been created to support the advance.

In addition to construction loans and rehab loans to individuals, we may also extend construction and rehab loans to builders to erect single-family dwellings or to builders or investors to rehabilitate single-family dwellings for resale or to be held as investment properties. These loans are classified as residential real estate loans in our financial statements.

Commercial Mortgage Loans. AmericasBank has a portfolio of commercial mortgage loans, and views this kind of lending as a necessary and desirable activity going forward. Loans are made to purchase or refinance both investment properties and owner-occupied real estate. The Bank requires an independent appraisal of each property and limits its loan to 80% or less of appraised value. Title insurance is required on each property. Loans are generally structured as fixed rate loans with fifteen to thirty year amortizations, with a thirty-six to sixty month rate call or maturity, with pricing based on a spread over constant yield of treasury securities of similar duration. Repayment on these loans depends to a large degree on the results of operations and management of the properties, and repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

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

We also will originate lines of credit to builders or developers for the acquisition and development of raw land (or for the acquisition of approved building lots) and the construction of 1-4 single family homes. The financing provided for these purposes is speculative and will typically include provisions that restrict the number of lots and speculative units that can be financed under the facility. These types of loans generally will have terms of eighteen to thirty-six months.

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

We initiated this type of lending as a material part of our operations during the second quarter of 2003 by “purchasing” seasoned leases that had been repurchased by the originating leasing company from the original owners pursuant to repurchase rights held by the originating leasing company. Because interest rates had declined since these leases were initiated, the leasing company could book gains by reselling the remaining streams of payments to a new institution requiring lower yields. We benefited by investing excess liquidity at acceptable returns in the current rate environment into assets that had a track record of performance. Since the initial bulk “purchase,” we have continued to finance leases originated by these leasing companies on a very selective basis. This selectivity has resulted in a reduction of our commercial finance lease portfolio. The commercial finance lease portfolio as a percentage of total loans and leases has decreased to 3.77% on December 31, 2005, from 11.84% on December 31, 2004.

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

Consumer Loans. Our consumer loan portfolio consists and will continue to consist of installment loans to individuals for various consumer purposes, including or to include installment loans to individuals to purchase automobiles, recreation vehicles and boats; second mortgage loans, home improvement loans; home equity loans, personal loans for investment purposes and loans secured by deposit accounts. The installment period for these loans will depend on the purpose and the asset securing the loan, but are generally for terms of less than ten years.

Installment loans are attractive to us because they provide a stable source of income and they serve to build loyalty between the bank and its retail customer base. Installment loans have higher delinquency and default rates when compared to residential mortgage loans. There is a high reliance on employment stability and personal debt management in consumer installment lending since the collateral may be of reduced value at the time of collection. Accordingly, the initial determination of the borrower’s ability to repay, as indicated by past credit management, stability of employment and debt ratios, is of primary importance in the underwriting of consumer loans.

We expect that the biggest area of growth in the consumer loan portfolio will be in home equity lines of credit and amortizing fixed rate second mortgage loans. These are desirable loans types because they are secured by 1-4 family properties and can be originated by our mortgage lending division. The interest rate on home equity loans is variable and indexed to the prime lending rate. The interest rate on second mortgage loans is fixed generally for the life of the loan.

Credit Policies and Administration. Our president and our senior lending officer are primarily responsible for originating and maintaining a high quality, diversified loan portfolio. We have adopted comprehensive loan policies and underwriting standards for the types of lending we engage in or plan to engage in. These policies establish guidelines that govern our lending activities. Generally, they address such things as our desired target markets, underwriting and collateral requirements, account management procedures, loan approval procedures, handling of delinquent accounts and compliance with regulatory requirements.

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

Deposit Activities

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

Employees

As of March 13, 2006, AmericasBank had 29 full time employees. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good. AmericasBank Corp. has no employees.

On December 16, 2005, we entered into a client service agreement with Administaff Companies II, L.P. (“Administaff”), a professional employer organization that will serve as our off-site, full service human resource department. Administaff personnel management services are delivered by entering into a co-employment relationship with our employees.

SUPERVISION AND REGULATION

AmericasBank Corp. and AmericasBank are subject to extensive regulation under state and federal banking laws and regulations. These laws impose specific requirements and restrictions on virtually all aspects of operations and generally are intended to protect depositors, not shareholders. The following discussion is only a summary and readers should refer to particular statutory and regulatory provisions for more detailed information. In addition, management cannot predict the nature or the extent of the effect on business and earnings that new federal or state legislation may have in the future.

Recent Regulatory Matters

Written Agreement

On August 3, 2001, AmericasBank Corp. and AmericasBank entered into a Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation.

Effective October 12, 2005, the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation determined that AmericasBank Corp. and AmericasBank had returned to a satisfactory condition and terminated the Written Agreement.

The Written Agreement required that AmericasBank Corp. and AmericasBank take various actions within 30, 60 and 90 days of Written Agreement. The Written Agreement also required, among other things, that AmericasBank Corp. and AmericasBank to undertake the following actions:

•	Within 30 days after the end of each calendar quarter, submit to the Federal Reserve Bank of Richmond and the Maryland Commissioner of Financial Regulation a quarterly written report regarding the status of all loans acquired from third parties;

•	Within 30 days of the Written Agreement, achieve, and thereafter, maintain, through charges to current operating income, an adequate valuation reserve for loan and lease losses;

•	Not declare or pay any dividends without the prior written approval of the Federal Reserve Bank of Richmond and the Maryland Commissioner of Financial Regulation;

•	Not directly or indirectly incur any debt without prior written approval of the Federal Reserve Bank of Richmond and the Maryland Commissioner of Financial Regulation;

•	Within 30 days of the Written Agreement, submit to the Federal Reserve Bank of Richmond and the Maryland Commissioner of Financial Regulation a written business plan and budget for the remainder of 2001 and 2002 and, at least one month prior to the beginning of each subsequent calendar year, a business plan and budget for such calendar year;

•	Seek prior approval from the Federal Reserve Bank of Richmond before appointing any new director or hiring or promoting any senior executive officers;

•	Within 30 days after the end of each calendar quarter following the date of the Written Agreement, submit to the Federal Reserve Bank of Richmond and the Maryland Commissioner of Financial Regulation a written progress report (prepared by the board of directors) detailing the actions taken to comply with each provision of the Written Agreement and the results of those actions.

The Written Agreement also prohibited us from amending or rescinding approved plans and procedures without the prior written approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation.

Violation of the Written Agreement would have resulted in judicial enforcement of the Written Agreement by the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation. Violation of the Written Agreement could also have resulted in the assessment of civil money penalties against AmericasBank Corp., AmericasBank and their respective boards of directors and management, and/or other regulatory enforcement actions including, but not limited to, the removal of directors and management. If any of such actions were taken, they would have a serious adverse effect on AmericasBank Corp. and AmericasBank and could threaten their continued operations as a bank holding company and a bank.

Memorandum of Understanding

In June 2001, AmericasBank received the consumer affairs examination report that the Federal Reserve Bank of Richmond conducted on its operations. In this report, the Federal Reserve Bank of Richmond identified violations of laws and regulations including Regulation B (Equal Credit Opportunity), Regulation E (Electronic Funds Transfer), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and the Real Estate Settlement Procedures Act. The Federal Reserve Bank referred the Real Estate Settlement Procedures Act violations to the U.S. Department of Housing and Urban Development as is required under applicable law. As of March 13, 2006, the U.S. Department of Housing and Urban Development has taken no action against AmericasBank.

In view of these violations, AmericasBank and the Federal Reserve Bank of Richmond entered into a Memorandum of Understanding on October 25, 2001 whereby AmericasBank and/or its board of directors agreed to take certain actions to improve its compliance procedures. We made improvements to our compliance systems in accordance with the Memorandum of Understanding and the Memorandum of Understanding was terminated during 2004.

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

Historically, the Federal Reserve Board was required to approve, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank, or the merger or consolidation by a bank holding company with another bank holding company. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) repealed many of the restrictions on interstate acquisitions of banks by bank holding companies in September, 1995. As a result of the Riegle-Neal Act, subject to certain time and deposit base requirements, we can acquire a bank located in Maryland or any other state, and a bank holding company located outside of Maryland can acquire any Maryland-based bank holding company or bank.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by statute on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in their stock or other securities, and on taking such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any of its subsidiary banks are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. In 1997, the Federal Reserve Board adopted amendments to its Regulation Y, creating exceptions to the Bank Holding Company Act’s anti-tying prohibitions that give bank subsidiaries of holding companies greater flexibility in packaging products and services with their affiliates.

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

AmericasBank Corp., as a bank holding company, is subject to dividend regulations of the Federal Reserve System. In general, a small bank holding company that has a debt to equity ratio greater than 1:1 is not expected to pay corporate dividends until such time as its debt to equity ratio declines to 1:1 or less and its bank subsidiary is otherwise well managed, well capitalized and not under any supervisory order. AmericasBank Corp. is a small bank holding company. In addition, the Federal Reserve Board has issued guidance that states, in general, that an entity experiencing financial difficulties - such as AmericasBank Corp. - should not pay or continue to pay dividends unless (i) the entity’s net income over the prior year is sufficient to fund all dividends and (ii) the earnings retained by the entity is consistent with the entity’s capital needs, asset quality and overall financial condition. Currently, AmericasBank Corp. is subject to a Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation that, among other things, prohibits the payment of dividends without prior written approval of the Federal Reserve and the Maryland Commissioner of Financial Regulation. See “Dividend Policy.”

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

Pursuant to the GLBA, financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto and not a substantial risk to the safety and soundness of the depository institution or the financial system in general, as determined by the Federal Reserve Board. The GLBA identifies several activities as “financial in nature,” including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company will allow insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions. AmericasBank Corp. does not currently intend to become a financial holding company.

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

Regulation of AmericasBank

AmericasBank is a Maryland chartered trust company (with all powers of a commercial bank), is a member of the Federal Reserve System (a “state member bank”) and its deposit accounts are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum legal limits of the FDIC. It is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation and the Federal Reserve Board. The regulations of these various agencies govern most aspects of AmericasBank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing AmericasBank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting shareholders.

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

Gramm-Leach-Bliley Act

The GLBA altered substantially the statutory framework for providing banking and other financial services in the United States of America. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers.

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

Tier 1 Capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as “available for sale” in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a commercial bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one-to-four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

Currently, AmericasBank is well capitalized under the prompt corrective actions regulations described above.

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

Loans to One Borrower

AmericasBank is subject to the statutory and regulatory limits on the extension of credit to one borrower. Generally, the maximum amount of total outstanding loans that a Maryland chartered trust company may have to any one borrower at any one time is 15% of AmericasBank’s unimpaired capital and surplus. As of December 31, 2005, we were able to lend approximately $780,000 to any one borrower. This amount is significantly less than that of many of our competitors.

Liquidity

AmericasBank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits. AmericasBank is also subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. Specifically, as of December 31, 2005, amounts in transaction accounts above $7,000,000 and up to $47,600,000 must have reserves held against them in the ratio of three percent of the amount. Amounts above $47,600,000 require reserves of $1,218,999 plus 10 percent of the amount in excess of $47,600,000. The Maryland reserve requirements may be used to satisfy the requirements of Federal Reserve Regulation D. We are in compliance with our reserve requirements.

Dividends

Under Maryland law, AmericasBank may declare a cash dividend, after providing for due or accrued expenses, losses, interest, and taxes, from its undivided profits or, with the prior approval of the Maryland Commissioner of Financial Regulation, from its surplus in excess of 100% of its required capital stock. Also, if AmericasBank’s surplus is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. AmericasBank will not be able to pay dividends so long as it has an accumulated deficit. As of December 31, 2005, AmericasBank had an accumulated deficit of approximately $6.0 million. In addition to these specific restrictions, the bank regulatory agencies have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result in AmericasBank being in an unsafe and unsound condition.

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

FORWARD LOOKING STATEMENTS

Some of the matters discussed in this annual report including under the captions “Business of AmericasBank Corp. and AmericasBank,” “Supervision and Regulation,” “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and elsewhere in this annual report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan and lease losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend”, or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty. AmericasBank Corp.’s actual results and the actual outcome of AmericasBank Corp.’s expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and AmericasBank Corp. undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

RISK FACTORS

Business Risks

Our liquidity and our ability to increase our loan portfolio may be negatively affected by our lack of a credit facility. On July 12, 2002, the Federal Home Loan Bank of Atlanta rescinded AmericasBank’s line of credit because of its financial condition. Also, because of its financial position, AmericasBank has not been able to obtain an alternative line of credit. AmericasBank will seek to establish new credit relationships with the Federal Home Loan Bank of Atlanta and other commercial banks as our financial position and operating performance improves but it may not be successful. If AmericasBank is unable to obtain credit, it will have to maintain a higher level of liquid funds, which adversely affects its ability to maximize net interest income. The lack of credit may also adversely affect AmericasBank’s asset/liability management policy because AmericasBank is not able to lock in favorable rates on borrowed funds.

We may continue to incur losses. We are a single bank holding company and our business is owning all of the outstanding stock of AmericasBank. As a result, our operating results and financial position depend on the operating results and financial position of AmericasBank. For the year ended December 31, 2005, 2004, 2003 and 2002, AmericasBank Corp. incurred net losses of approximately $307,786, $1,533,335, $1,118,761 and $1,000,221, respectively. AmericasBank Corp. may not achieve quarterly profitability within the time frame anticipated by management -or ever. Many factors could adversely affect our short and long term operating performance, including the failure to implement fully our business strategy, unfavorable economic conditions, increased competition, loss of key personnel and government regulation.

We depend on the services of key personnel, including Mark H. Anders, A. Gary Rever and John D. Muncks. We cannot be certain that we will be able to retain such personnel or hire replacements, and the loss of Mr. Anders, Mr. Rever, Mr. Muncks or other key personnel could disrupt our operations and result in reduced earnings or additional losses. Our goal is to become a customer-focused and relationship-driven organization. We expect our ability to operate profitably will depend in a large part on the relationships maintained with our customers by our executives. We have entered into employment agreements with Mr. Anders, our president and chief executive officer, Mr. Rever, an executive vice president and our chief financial officer and Mr. Muncks, an executive vice president and our chief lending officer, but the existence of such agreements does not assure that we will be able to retain their services. The unexpected loss of the services of Mr. Anders, Mr. Rever, Mr. Muncks or other key personnel could have a material adverse effect on our operations and could result in our inability to achieve profitability. We have sought to mitigate this risk by including non-compete provisions in Mr. Anders, Mr. Rever and Mr. Muncks’ employment agreements.

Also, our anticipated growth and success, in large part, will be due to the services provided by our mortgage banking officers and the employees of our residential mortgage division. The loss of services of one or more of these persons could have a material adverse effect on our operations and our business could suffer. With the exception of Jon A. Zemarel, senior vice president and the manager of our Towson mortgage office, who was the principal of uvm Mortgage Marketing, a mortgage brokerage business from which we purchased certain assets and assumed certain liabilities in October, 2004, our mortgage loan originators are not a party to any employment agreement with us and they could terminate their employment with us at any time and for any reason. Mr. Zemarel is under a five-year employment contract expiring in October 2009, which includes a non-compete provision.

We may not be successful in implementing our strategic initiatives. Our ability to implement our strategic initiatives depends on, among other things, our ability to implement fully the expansion of our residential mortgage lending division and the success of that division as well as our ability to grow core deposits. Among other factors, the success of the residential mortgage lending division is dependent in large part on market interest rates and the economy in our market area, both of which are beyond our control. Our ability to grow our core deposit base depends on, among other things, our ability to market our products to new retail and commercial customers. We may not be successful in implementing our strategic initiatives and, even if implemented, the initiatives may not be successful.

Because our mortgage banking revenue is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market or high interest rates may reduce our profits. Our ability to reduce our losses has resulted in large part from the growth of our mortgage banking operations. For the year ended December 31, 2005, mortgage banking gains and fees increased $305,335 to $484,898, or 170.0%, from $179,563 for the year ended December 31, 2004. Maintaining a high level of fees and gains from this operation depends primarily on our ability to continue to originate mortgage loans. Production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect our mortgage originations and, consequently, reduce our income from mortgage banking activities. As a result, these conditions may adversely affect our net income.

If we experience greater loan and lease losses than anticipated, it will have an adverse affect on our ability to operate profitably. We believe that our current allowance for loan and lease losses is adequate and that the methodology we use to assess the adequacy of our allowance for loan and lease losses is sound. However, our monitoring, procedures and policies may not reduce certain lending risks and the estimates we use to assess the adequacy of our allowance for loan and lease losses may not cover actual losses. The reduction in our allowance for loan and leases losses as a percentage of total loans, which has declined from 0.99% at December 31, 2004, to 0.74% at December 31, 2005, is a result of the change in the composition of our loan portfolio and our strategy to concentrate our lending in loan classes with inherently lower collection risks because of the type of collateral securing the loan.

Because the risk inherent in our loan and lease portfolio may change from time to time, including our actual loan losses and the volume of adversely rated credits in our portfolio, the amount of our allowance for loan and lease losses as a percentage of gross loans may fluctuate. Greater than expected loan and lease losses or a change in the volume of adversely rated credits in our portfolio could result in an extraordinary provision expense to return the allowance to required levels, which, in turn, would reduce our earnings. In addition, systemic and pervasive loan and lease losses can cause insolvency and failure of a financial institution and, in such an event, our shareholders could lose their entire investment.

Our profitability depends on our ability to manage our balance sheet to minimize the effects of interest rate fluctuation on our net interest margin. Our results of operations depend on the stability of our net interest margin, which is the difference in the yield we earn on our earning assets and our cost of funds, both of which are influenced by interest rate fluctuations. Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy and geo-political stability, are not predictable or controllable. In addition, the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits are heavily influenced by competitive factors. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets. These factors influence our ability to maintain a stable net interest margin. For the year ended December 31, 2005, and for the year ended December 31, 2004, our net interest margin was 3.29% and 2.73%, respectively, which is below that of most banks.

We seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position. Generally speaking, our earnings will be more sensitive to fluctuations in interest rates the greater the variance in the volume of assets and liabilities that mature or re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, and whether Americas Bank is more asset sensitive or liability sensitive. Accordingly, we may not be successful in maintaining this neutral position and, as a result, our net interest margin may suffer, which will negatively impact our earnings.

Our large percentage of residential real estate loans for investment properties (one-to-four family and multi family) may increase the risk of credit losses, which would negatively affect our financial results. At December 31, 2005, $15,875,083 of our gross loans, or 32.1%, were loans to small builders, home improvement contractors, or investors to acquire and develop, through new construction or rehabilitation, residential properties for resale or to hold as investment properties. This type of lending is more speculative and involves a higher degree of credit risk than the same type of lending for owner occupied properties. We intend for our residential real estate loans for investment properties to increase both in the aggregate and as a percentage of gross loans. Such lending may involve a concentration of credit to a single borrower, a group of related borrowers, or on properties located in close proximity to each other that could be similarly affected by market conditions in that locale. The quality of this portfolio tends to be more volatile depending on the supply and demand for residential real estate in general and expectations about future market appreciation in particular. A downturn in the local real estate market could adversely affect our customers’ ability to pay on time and could affect the underlying liquidation value of our collateral, which in turn could adversely affect us. In addition, the experience level of the investors we finance varies and some may not react as quickly or effectively to a market downturn, exacerbating the severity of any problems and increasing our risk.

We have increased and plan further growth in deposits in a specific market niche, which creates an industry concentration and a customer concentration. We have made a special effort to obtain noninterest bearing deposits from title agencies. These deposits are held for short periods of time by title agencies pending the disbursement of funds in mortgage loan or mortgage loan refinancing transactions. Deposits from title agencies represented 64.2% of our total noninterest bearing deposits at December 31, 2005, which creates a real estate industry concentration. In addition, there is a customer concentration since five title agencies account for approximately 7.6% of our total deposits at December 31, 2005. These deposits can fluctuate greatly during any given month and from month to month depending on transaction scheduling and overall market conditions, and like all deposits, are subject to seasonal and cyclical market fluctuations and are particularly sensitive to slow real estate markets. In order to meet the withdrawal needs of these customers, we monitor our liquidity on a daily basis. While we have benefited from this market niche, we are exposed to liquidity and concentration risks attendant to changes in real estate markets, which could adversely impact our overall performance and financial position.

Our legal lending limit may limit our growth. We are limited in the amount we can lend to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2005, we were able to lend approximately $780,000 to any one borrower. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain customers seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.

Our residential mortgage lending activities exposes us to repurchase liability and other risks to our business. Our objective is to systemically grow a high quality, diversified loan portfolio that affords us the opportunity to generate attractive yields on a risk adjusted basis and to earn higher levels of noninterest revenue through fees and service charges. In the short term, to generate noninterest revenue, we intend to focus our efforts on conforming and nonconforming fixed-rate conventional and government insured residential mortgage loans that can be sold in the secondary market on a servicing released basis. Secondary market activity is conducted either as a broker, where the loan is funded at settlement by an investor and the bank earns a fee, or as correspondent lender where the bank has been delegated underwriting authority from an investor, funds the loan at settlement and thereafter sells the loan to that investor and recognizes a gain on the sale.

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

We intend to focus our loan origination activities on “prime” or “A” rated borrowers, and to act as a correspondent lender when feasible because the fees and income that can be generated as a correspondent lender are typically greater than when we act as a broker. However, there are greater compliance requirements and risks associated with acting as a correspondent lender. We do not intend to be an active player in the sub-prime lending markets, although we will originate loans to borrowers who only qualify for sub-prime loans. Generally, sub-prime loans will be brokered to the secondary market to reduce repurchase liability in the event of early payment defaults.

Because of our lending activities in this area, any obligations that we have to repurchase a large number of loans or make prompt repayment refunds could have a material adverse effect on our operations and could result in our inability to achieve profitability. Also, our business could be adversely affected if any of the investors to whom we sell or broker loans terminate their relationships with us and we are not able to enter into new relationships with other investors.

We face substantial competition which could adversely affect our growth and operating results. We operate in a competitive market for financial services and face intense competition from other financial institutions both in making loans and in attracting deposits. Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases, have greater financial resources and legal lending limits than we do, and are able to offer certain services that we are not able to offer.

Our operations depend upon third party vendors that perform services for us. We outsource many of our operating and banking functions, including our data processing function, our item processing and the interchange and transmission services for our ATM network. As such, our success and our ability to expand our operations depend on the services provided by these third parties. Disputes with these third parties can adversely affect our operations. We may not be able to engage appropriate vendors to adequately service our needs and the vendors that we engage may not be able to perform successfully.

Our ability to operate profitably may be dependent on our ability to implement various technologies into our operations. The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. If we are not able to afford such technologies, properly or timely anticipate or implement such technologies, or properly train our staff to use such technologies, our business, financial condition or operating results could be adversely affected.

If the leasing companies to which we have extended credit in connection with our lease portfolio were to declare bankruptcy, we could be adversely affected. In the ordinary course of business, we have made non-recourse loans to two leasing companies totaling, as of December 31, 2005 and December 31, 2004, approximately $1,864,492 and $3,751,607, or 3.77% and 11.84%, respectively, of our loan portfolio. Each loan is secured by an assignment of the leasing company’s interest in a full pay-out lease, an assignment of the lease payments under that lease, delivery of the original lease documents and a security interest in the underlying equipment. The leasing companies service these leases, and the lessee makes payment directly to the leasing companies, which forwards the lease payments to us. Because of their structure, throughout this report we have described these loans as commercial finance leases.

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

Because AmericasBank serves a limited market area in Maryland, we could be more adversely affected by economic downturns in our market area than our larger competitors which are more geographically diverse. Our current primary market area consists of Northern Baltimore County, Maryland and the Highlandtown area of the city of Baltimore. Our secondary market area includes the Baltimore Metropolitan area, consisting of Baltimore City and the surrounding counties of Anne Arundel, Baltimore, Carroll, Harford, Howard and Frederick County, Maryland and south-central Pennsylvania. However, broad geographic diversification is not currently part of our community bank focus. As a result, if our primary or secondary market areas suffer economic downturns, our business and financial condition may be more severely affected by such circumstances. Our larger bank and financial service competitors serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market areas.

We may require additional capital. Management may decide to obtain additional capital in the future to support the continued growth of AmericasBank Corp. or AmericasBank. Any additional capital, if available at all, may be on terms which are not favorable to us and may result in dilution to shareholders. If adequate capital is not available, we may be required to curtail or limit our strategies for growth.

Regulatory Risks

Our need to comply with extensive and complex government regulation could have an adverse effect on our business. The banking industry is subject to extensive regulation by state and federal banking authorities. Many of the banking regulations we are governed by are intended to protect depositors, the public or the insurance funds maintained by the Federal Deposit Insurance Corporation, not shareholders. Banking regulations affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in general, and AmericasBank specifically, at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to reduce losses or operate profitably.

In addition, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future nor the impact those changes may have on our operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, we fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

The costs of being a public company are proportionately higher for small companies like us due to the requirement of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls and the requirement that our auditors attest to and report on management’s assessment of our internal controls, as a result of the Sarbanes-Oxley Act. The regulations are expected to be applicable to us sometime in 2007. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

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

Item 2. Description of Property

Towson

We acquired our headquarters, which is a full service banking branch and office facility located at 500 York Road in Towson, Maryland on December 31, 1997 for $650,000 through a former wholly owned subsidiary, AmericasBank Holdings Corporation. The building is two stories and approximately 7,000 square feet situated on .2026 acres of land. The first floor contains approximately 2,700 square feet of retail banking space, the second floor contains approximately 1,800 square feet of office space and the basement contains approximately 2,500 square feet of retail office space. In the past, we had leased the basement level office space and part of the second floor office space. Currently, we utilize all of this space for our operations. Our branch at this location opened in September 1999.

We also lease approximately 1,179 square feet of property at 504 Baltimore Avenue, Towson, Maryland for our Baltimore area mortgage origination office. The initial lease commenced on September 1, 2001 and was renewed for three additional years commencing on September 1, 2004. The renewed lease has a base rent of $1,640 per month for the first year and $1,670 and $1,700, respectively, for years two and three. We acquired this lease as part of our acquisition of certain assets and assumption of certain liabilities of uvm Mortgage Marketing Inc. in October 2004.

Highlandtown

AmericasBank leases a 1,430 square foot building located in the Highlandtown Village Shopping Center at 3860 East Lombard Street, Baltimore, Maryland from an unaffiliated party for use as a bank branch. The initial term of the lease commenced on October 18, 2000 and expired on October 30, 2005.

On August 18, 2005, AmericasBank sent notice to the landlord that it intended to exercise the first of two five year renewal options on the leased space, and on September 28, 2005, AmericasBank and the Landlord entered into a First Lease Option Confirmation Agreement to evidence the renewal. As a result of the renewal, the new lease term is from November 1, 2005 to October 31, 2010. Base rent for the first year of the renewal term is $1,489.58 per month, and base rent is $1,519.38, $1,549.17, $1,578.96, and $1,608.75 per month for years two, three, four and five, respectively. The lease contains an additional five-year renewal option with increased monthly base rent. We opened this location after operating from other space in the Highlandtown area of the city of Baltimore since our organization in December 1997.

We believe that our properties are maintained in good operating condition and are suitable and adequate for our current operational needs.

Item 3. Legal Proceedings

From time to time, AmericasBank Corp. and AmericasBank may be involved in litigation relating to claims arising out of its normal course of business. As of December 31, 2005, there were no material pending legal proceedings to which AmericasBank Corp. or AmericasBank was a party or to which any of their properties are subject, nor were there proceedings known to AmericasBank Corp. to be contemplated by any governmental authority. As of December 31, 2005, there were no material proceedings known to AmericasBank Corp., pending or contemplated, in which any director, officer or affiliate or any principal security holder of AmericasBank Corp. is a party adverse to AmericasBank Corp. or AmericasBank or has a material interest adverse to AmericasBank Corp. or AmericasBank.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2005 to a vote of security holders of AmericasBank Corp.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock Prices and Market for Our Common Stock

On March 13, 2006, AmericasBank Corp.’s common stock began to be quoted for trading on The Nasdaq Capital Market under the symbol “AMAB.” Prior to that time, beginning on or about March 12, 2004, AmericasBank Corp.’s common stock traded on the Over the Counter Bulletin Board (“OTCBB”) first under the symbol “AMBB” and then, after our reverse stock split, under the symbol “AMAB.” Prior to trading on the OTCBB, AmericasBank Corp.’s common stock traded in privately negotiated transactions and sales, typically involving a small number of trades, which were reported from time to time on the Pink Sheets under the symbol “AMBB.”

The following table reflects the high and low sales information as reported on the OTCBB. The information reflects inter-dealer prices, which may or may not reflect retail mark-ups, mark-downs, or commissions and may not represent actual transactions. Also, these transactions may not be representative of all transactions during the indicated periods or the actual fair market value of our common stock at the time of such transactions due to the infrequency of trades and the limited market for our common stock.

	Sale Price Range
	High	Low
2004
First Quarter	$9.40	$8.00
Second Quarter	8.80	7.60
Third Quarter	7.80	7.00
Fourth Quarter	7.80	7.00

	High	Low
2005
First Quarter	$8.00	$7.00
Second Quarter	7.60	6.80
Third Quarter	7.80	6.28
Fourth Quarter	7.60	7.00

As of March 13, 2006, AmericasBank Corp. had outstanding 2,666,702 shares of common stock held by approximately 226 shareholders of record, options to purchase 296,846 shares of common stock and warrants to purchase 292,765 shares of common stock.

The warrants and options consist of:

•	Currently exercisable and unexercisable options to purchase 292,851 shares of common stock at $8.00 per share (issued to senior management and other employees);

•	Currently exercisable options to purchase 3,995 shares of common stock at an average exercise price of $40.42 and with exercise prices ranging from $28.00 to $48.00 per share (issued to current directors); and

•	Currently exercisable warrants to purchase 292,765 shares of common stock at an average exercise price of $29.25 and with exercise prices ranging from $12.80 per share to $52.00 per share.

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

Our ability to pay any cash dividends in the future will depend primarily on AmericasBank’s ability to pay cash dividends to us. AmericasBank may only pay dividends if it is in compliance with certain regulatory requirements governing the payment of dividends by it. In general, under Maryland law, AmericasBank will not be able to pay dividends so long as it has an accumulated deficit. As of December 31, 2005, AmericasBank has an accumulated deficit of approximately $6.0 million.

Recent Sales of Unregistered Securities

From February to June 2003, we sold 50,015 units at $12.80 per unit to five of our directors, the profit sharing plan for one of our director’s medical practice and the spouse of a director in a private placement transaction. Each unit consisted of one share of our Series A Preferred Stock and a warrant to purchase one share of common stock at an exercise price of $12.80 per share, subject to adjustment for certain events. These warrants are first exercisable after June 30, 2004 and expire on September 1, 2008. Among other rights, upon our sale or dissolution, the Series A Preferred Stock had a liquidation preference of $12.80 per share. The gross proceeds from this offering were $640,192.

On December 2, 2003, the holders of our Series A Preferred Stock exchanged their 50,015 outstanding shares for 50,015 outstanding shares of common stock. The shares were exchanged to facilitate our rights and public offerings, including eliminating any liquidation preference on our outstanding capital stock.

On October 5, 2004, AmericasBank completed the acquisition of certain assets and assumption of certain liabilities of uvm Mortgage Marketing, Inc. of Towson, Maryland. The purchase price of $274,500 consisted of cash and 25,000 restricted shares of AmericasBank Corp. common stock that vest over two years.

On November 18, 2004, directors Savas J. Karas, Graylin E. Smith, and John C. Weiss III each purchased 62.5 shares of common stock at $8.00 per share to satisfy the director’s stock ownership requirement under Maryland State Banking Laws.

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

SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial information. We derived the information for the two years ended December 31, 2005 from our audited consolidated financial statements. This information should be read together with “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and our financial statements and the related notes included elsewhere in this report. Results for past periods are not necessarily indicative of results that may be expected for any future period. The financial data for all prior periods has been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation as further described in note 2 of our audited consolidated financial statements.

	Year Ended December 31,
	2005	2004 (2)
Income Statement Data:
Net interest income	$1,818,504	$827,477
Provision for loan and lease losses	52,000	20,000
Noninterest revenue	569,365	238,270
Noninterest expenses	2,643,655	2,579,082
Income taxes	—	—
Net loss	$(307,786)	$(1,533,335)

Per Share and Shares Outstanding Data:
Basic net loss per common share	$(0.33)	$(1.95)
Diluted net loss per common share	$(0.33)	$(1.95)
Cash dividends declared	—	—
Book value per common share at period end	$5.58	$5.73
Tangible book value per common share at period end (1)	$5.27	$5.42
Common shares outstanding, period end	941,702	941,702
Average common shares outstanding, basic	941,702	785,082
Average common shares outstanding, diluted	941,702	785,082

Balance Sheet Data:
Total assets	$72,746,064	$40,132,099
Total loans and leases, net	48,989,605	31,245,162
Total deposits	67,175,482	34,570,293
Stockholders’ equity	$5,256,051	$5,395,804

Performance Ratios:
Return on average assets	(0.53)%	(4.79)%
Return on average equity	(5.89)%	(32.64)%
Net interest margin	3.29%	2.73%

Asset Quality Ratios:
Allowance to period-end loans	0.74%	0.99%
Non-performing loans to allowance for loan and lease losses	169.73%	55.77%
Non-performing assets to total assets	0.86%	0.44%
Net chargeoffs (recoveries) to average loans	—	—

Capital Ratios:
Total risk-based capital ratio	11.32%	19.94%
Tier I risk-based capital ratio	10.54%	18.77%
Tier I leverage capital ratio	6.95%	13.19%
Total equity to total assets	7.23%	13.45%

(1)	Excludes unamortized premium paid for the loans and deposits purchased from Rushmore Trust & Savings, FSB in 1997, and goodwill from the purchase of certain assets of uvm Mortgage Marketing, Inc. in October, 2004.
(2)	The December 31, 2004 financial data has been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended, as discussed in Note 2 to our consolidated financial statements.

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

AmericasBank has incurred losses in every year since its inception. AmericasBank Corp. and AmericasBank had operated under a Written Agreement with the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation since August 2001. The Written Agreement was terminated effective October 12, 2005.

Overview

Much happened during 2005. Among the events of note:

On October 18, 2005, the Boards of Directors of AmericasBank Corp. and AmericasBank elected Richard C. Faint, Jr. and Allen S. Lloyd, Jr. as new directors. Mr. Faint serves on the Compensation, Nominating and Strategic Planning Committees of AmericasBank Corp. and AmericasBank, and Mr. Lloyd serves on the Executive and Strategic Planning Committees of AmericasBank Corp. and AmericasBank and the Loan Committee of AmericasBank.

Effective October 12, 2005, the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation determined that we had returned to a satisfactory condition and terminated the Written Agreement.

The Written Agreement imposed operational and reporting requirements upon us and prohibited us from amending or rescinding approved plans and procedures without the prior written approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation. Among other things, the Written Agreement limited our ability to appoint directors or hire senior executive officers without the prior approval of the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation, and required us to make various quarterly and annual reports to the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation.

On August 25, 2005, the board of directors of AmericasBank approved an increase in the base salary payable to each of its management team pursuant to the terms of their respective employment agreements. The increases were as follows: Mr. Anders from $125,000 to $145,000, Mr. Rever from $105,000 to $125,000, and Mr. Muncks from $105,000 to $125,000.

Effective August 23, 2005, AmericasBank Corp. implemented a one-for-four reverse stock split of its outstanding common stock where every four shares of outstanding common stock were converted into one share. Fractional shares resulting from the split were converted to cash. The reverse stock split did not generally affect any stockholder’s percentage ownership except to the extent that it resulted in ownership of fractional shares. Outstanding options and warrants were adjusted as a result of the split. Pursuant to the rules of the OTC Bulletin Board, AmericasBank Corp.’s common stock began trading under the new stock symbol “AMAB” after the reverse stock split.

On July 29, 2005, we registered our common stock under the Securities Act of 1934, as amended (the “Exchange Act”). By registering our common stock under the Exchange Act, under Maryland law we were able to effect the reverse stock split without shareholder approval. We are now required to comply with all the requirements of the Exchange Act, including, but not limited to, the proxy rules of the Exchange Act, and our officers, directors and beneficial owners of more than 10% of any class of our equity security are now subject to the insider reporting and trading requirements of Section 16 of the Exchange Act. We believe that this additional disclosure and information will be valuable to our shareholders.

Subsequent Event

On March 10, 2006, we closed our public offering of 1,725,000 shares at $7.00 per share. We sold 1,725,000 shares in the offering and received net offering proceeds of approximately $11,000,000.

Investment and Business Strategy

Since the Written Agreement was terminated effective October 12, 2005, our primary challenge is to execute our business plan, produce balance sheet growth and continue to improve our operating margins to achieve profitability. Our investment strategy is to be a high-performing community bank that provides above average investment returns to its shareholders while maintaining a low to moderate risk profile. Our initial planning horizon is ten years from our March 2004 public stock offering. We would hope to achieve peak efficiency within two to three years after that and in another five years to generate the core deposit base and expand the sources of fee income required for high performance. The essence of our strategy will be to stay within the traditional community bank model of serving the communities where we operate by promoting business entrepreneurship and home ownership while concentrating on products and services where we can effectively differentiate ourselves from our competitors and the larger financial services companies operating in our market area.

Our goal for the next one to five years is to accelerate the growth of our earning assets, principally our loan portfolio, to generate higher levels of net interest income while expanding our sources of noninterest income and maintaining control over our fixed expenses and credit quality. We plan to do this by continuing to hire experienced, commissioned residential mortgage lenders to generate mortgage loans and other loans secured by one-to-four family properties. We expect that the majority of mortgage loans originated by this group will be brokered or sold in the secondary market for a fee or at a profit. However, this group should also generate loans for our loan portfolio. These loans may be to owner occupants or to investors and include: adjustable rate mortgages; acquisition, development and construction loans; bridge loans; and home equity loans and lines of credit secured by secondary liens. We have chosen to concentrate our loan activities in these loan classes for the following reasons: (i) the loans are generally well secured; (ii) the market is large and diverse and less susceptible to valuation cycles compared to other loan classes; (iii) the risk adjusted loan yields and the opportunities to generate fee income are attractive; and (iv) the loans in these classes are cost effective to originate, underwrite and manage when compared to other types of commercial and consumer loans.

We plan to expand our loan activities to include a diversified portfolio of commercial and commercial mortgage loans; however, our commercial banking activities will, at least over the next several years, target primarily high volume depository clients that can help build our core deposit base. Expanding our core deposit base, which we define as interest and noninterest bearing checking accounts, savings accounts and money market accounts, is expected to improve our net interest margin. However, this will be a secondary focus during the short to medium term as we concentrate our energies on building earning assets and fee income.

Summary of Recent Performance

For the year ended December 31, 2005, our net loss was $307,786, compared to a net loss of $1,533,335 for the prior year. Basic and diluted loss per common share were $(0.33) for the year ended December 31, 2005, compared to $(1.95) for the year ended December 31, 2004. The net loss included a charge to salary expense for stock-based compensation as we voluntarily adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended. See Note 2 to the Notes to Financial Statements.

The reduction in our net loss was primarily from the growth of our interest earning assets. This growth resulted in an increase in net interest income of $991,027 or 119.8%, from $827,477 for the year ended December 31, 2004, to $1,818,504 for the year ended December 31, 2005. Also serving to reduce our net loss was an increase in the amount of direct loan origination costs deferred during 2005 compared to 2004, a result of the higher volume of loan originations between the periods. This was further augmented with our reevaluation of our estimate of the costs to originate or acquire loans and leases and loans held for sale as described in the following paragraph.

In January 2005, we reevaluated our estimate of the costs to originate or acquire loans and leases and loans held for sale. This analysis resulted in a higher amount of costs deferred per loan than in prior periods. The deferral of loan origination costs results in a reduction of salaries and other noninterest expense. Deferred loan origination costs were $408,764 and $72,466 at December 31, 2005 and December 31, 2004 respectively, an increase of $336,298. The primary reason for this increase was due to greater loan originations. These deferred loan origination costs are offset by deferred revenue, principally loan fees and points, on a loan-by-loan basis and the difference is amortized to interest revenue over the life of the loan. Also, mortgage banking gains and fees from the sale of loans held for sale are reduced by the recognition of the deferred costs relating to the origination of those loans upon the sale of the loans. Deferred origination costs includes the unamortized balance of the origination costs described above, and other direct costs such as closing costs paid by us in connection with the origination of certain loans, primarily home equity loans. Management evaluates its estimate of loan origination costs quarterly.

Total assets were $72,746,064 on December 31, 2005, an increase of $32,613,965 or 81.3% over the December 31, 2004 level of $40,132,099.

Average interest earning assets for the year ended December 31, 2005, were $55,240,166, an increase of $24,927,146, or 82.2% from the $30,313,020 in average interest earning assets for the year ended December 31, 2004. Our balance sheet growth and the rising interest rate environment have positively influenced our net interest margin increasing it for the year ended December 31, 2005 to 3.29% from 2.73% for the year ended December 31, 2004.

Loans and leases, net of allowance, at December 31, 2005 were $48,989,605, an increase of $17,744,443 or 56.8% above the $31,245,162 reported at December 31, 2004. The majority of this growth was in loans secured by one-to-four family properties and was partially offset by a decline in commercial finance leases from scheduled payment amortization and payoffs. Throughout 2005 we focused our lending activities on loans secured by one-to-four family properties and substantially reduced new loan advances for commercial finance leases. We believe that this strategy improves our asset quality and is consistent with our risk management.

The production from our mortgage loan origination group continues to improve. The combined efforts of our six loan originators resulted in mortgage banking fees and gains for the year ended December 31, 2005 of $484,898, compared to $179,563 for the year ended December 31, 2004, an increase of $305,335. We originate and sell loans as a correspondent lender and as a broker. This group also provided numerous loan opportunities for us to consider that resulted in our extending credit to borrowers for portfolio loans. We are continuously recruiting experienced individuals in the mortgage business and intend to add additional loan officers during 2006.

The allowance for loan and lease losses was $366,910 or 0.74% of loans at December 31, 2005, compared to $315,127 or 0.99% of loans at December 31, 2004. The decline in the allowance for loan and lease losses as a percent of loans and leases was primarily attributable to the growth in loans secured by one to four family properties which generally carry a lower risk assessment. Our non-performing loans were $622,761 or 1.26% of gross loans and leases at December 31, 2005, compared to $175,742 or 0.55% of gross loans and leases at December 31, 2004. The substantial increase in nonaccrual loans and leases was related to one loan in which we held an approximately 10% participation. Our loan balance to this borrower was $587,761 at December 31, 2005.

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

In early November 2005, the national homebuilder agreed to release the borrower from its original purchase agreement. On November 18, 2005, the participating banks negotiated a 90-day Forbearance Agreement with the borrower for the purpose of allowing the borrower to negotiate the sale of the property. On February 7, 2006, the borrower entered into a new agreement with the same national homebuilder to sell the property “as is.” The new agreement was contingent upon completion of a feasibility study within 45 days of its execution. The national homebuilder has completed its feasibility study and, on March 27, 2006, approved the purchase of the property, subject to the county’s approval of road access plans. It is anticipated that closing will occur by the end of April 2006, although there is no assurance that this will be the case.

The participating banks have agreed to extend the forbearance period to April 24, 2006 to accommodate the agreement with the national homebuilder. We continue to believe that we will collect all of our outstanding principal balance, accrued interest and expenses, however it is possible that this will not be the case.

Total deposits were $67,175,482 at December 31, 2005, which represents a $32,605,189 or 94.3% increase from $34,570,293 at December 31, 2004. Interest-bearing deposits increased $26,833,024 or 83.0% to $59,177,095 at December 31, 2005, from $32,344,071 at December 31, 2004. Noninterest bearing deposits increased $5,772,165 or 259.3% from $2,226,222 at December 31, 2004, to $7,998,387 at December 31, 2005. Interest bearing deposits increased primarily as a result of the offering of premium rate certificates of deposit through an Internet-based service and through print advertising in local newspapers. The increase in noninterest bearing deposits was primarily from new accounts opened for title agencies.

Total stockholders equity was $5,256,051 at December 31, 2005, a decrease of $139,753 from the $5,395,804 reported at December 31, 2004.

Our net interest margin was 3.29% for the year ended December 31, 2005, compared to 2.73% for the year ended December 31, 2004.

This increase in our net interest margin is due primarily to the 99.1% increase in average loans during 2005 compared to 2004. Market interest rates increased in 2005 compared to 2004, resulting in an increase in the average yield on our interest earning assets from 5.30% for the year ended December 31, 2004 to 6.34% for the year ended December 31, 2005. Correspondingly, our rate on interest bearing deposits increased to 3.66% in 2005 from 3.10% in 2004. Contributing to the higher costs of interest bearing deposits was our successful marketing of certificates of deposit and money market products to retail customers, augmented by our use of an Internet-based service to sell higher cost certificates of deposit.

Results of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004

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

Net interest income for the year ended December 31, 2005 increased 119.8% to $1,818,504 from $827,477 for the year ended December 31, 2004. The increase is primarily attributable to an 82.2% increase in average interest earning assets to $55,240,166 for the year ended December 31, 2005 from $30,313,020 for the year ended December 31, 2004.

Total interest revenue increased by $1,896,653 for the year ended December 31, 2005, from $1,607,004 for the year ended December 31, 2004, to $3,503,657 for the year ended December 31, 2005. The increase is primarily attributable to an increase in interest revenue from loans and leases, loans held for sale and from federal funds sold. Interest revenue from loans and leases including loans held for sale increased for the year ended December 31, 2005 by $1,588,090 or 109.6%. Interest revenue from federal funds sold and Federal Home Loan Bank deposits increased for the year ended December 31, 2005 by $327,020 or 274.6%.

Increases in average balances of our earning assets and market interest rates were the primary factors contributing to the significant increases in interest revenue between the comparable periods. Average loans excluding loans held for sale increased by $19,593,000 or 99.1% for the year ended December 31, 2005 to $39,370,712 from $19,777,712 for the year ended December 31, 2004. The yield on loans increased from 7.09% for the year ended December 31, 2004, to 7.42% for the year ended December 31, 2005.

Average federal funds sold and Federal Home Loan Bank deposits increased by $4,423,452 or 50.0% for the year ended December 31, 2005, to $13,275,687 from $8,852,235 for the year ended December 31, 2004. The yield on these funds increased from 1.35% for the year ended December 31, 2004, to 3.36% for the year ended December 31, 2005.

The increase in yields on earning assets was due to an increase in market interest rates in response to actions by the Federal Reserve to increase the target for the federal funds rate from 1.00% as of March 31, 2004, to the target rate of 4.25% as of December 31, 2005.

Interest expense increased by $905,626 or 116.2% for the year ended December 31, 2005, to $1,685,153 from $779,527 for the year ended December 31, 2004. The increase in interest expense was due to our growth in average interest-bearing deposits and an increase in the rates paid on deposits as a result of the rise in market interest rates and our offering of premium rate certificates of deposit.

Average interest bearing deposits increased by $20,904,918 or 83.2% for the year ended December 31, 2005, compared to the same period in 2004. The average rate paid on interest-bearing deposits increased from 3.10% for the year ended December 31, 2004, to 3.66% for the year ended December 31, 2005. The majority of the increase in average interest-bearing deposits was attributable to our growth in certificates of deposit and money market accounts resulting from our marketing efforts and the use of an Internet-based service to offer certificates of deposit.

Average noninterest-bearing deposits increased by $4,160,292 or 204.6% for the year ended December 31, 2005 to $6,193,272 from $2,032,980 for the year ended December 31, 2004. The increase in noninterest bearing deposits was primarily due to an increase in deposits by our title agency customers. The increase in average noninterest-bearing deposits contributed to the increase in the net margin on earning assets from 2.73% for the year ended December 31, 2004 to 3.29% for the year ended December 31, 2005

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related revenue, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

Average Balances, Interest, and Yields/Rates

	Years Ended December 31,
	2005			2004
	Average balance	Interest	Yield/ Rate	Average balance	Interest	Yield/ Rate
Assets:
Federal Funds Sold and FHLB deposit	$13,275,687	$446,113	3.36%	$8,852,235	$119,093	1.35%
FHLB and FRB stock	225,573	11,929	5.29%	144,232	7,004	4.86%

Investment Securities
Mortgage backed	—	—	—	5,690	155	2.72%
Preferred trust	73,186	7,417	10.13%	300,000	30,000	10.00%
Equity security	30,000	736	2.45%	30,000	1,380	4.60%

Total investment securities	103,186	8,153	7.90%	335,690	31,535	9.39%

Loans held for sale	2,265,008	114,629	5.06%	1,203,151	47,022	3.91%

Loans and leases:
Residential real estate	17,649,326	1,332,075	7.55%	4,167,850	336,535	8.07%
Construction and land development	5,205,921	348,058	6.69%	2,567,577	153,195	5.97%
Commercial, including real estate	8,971,530	718,340	8.01%	7,297,376	526,957	7.22%
Commercial finance leases	2,758,577	194,738	7.06%	4,331,791	312,156	7.21%
Home equity	4,377,587	300,694	6.87%	1,117,609	52,209	4.67%
Installment	407,771	28,928	7.09%	295,509	21,298	7.21%

Total loans and leases	39,370,712	2,922,833	7.42%	19,777,712	1,402,350	7.09%

Total interest earning assets	55,240,166	3,503,657	6.34%	30,313,020	1,607,004	5.30%

Allowance for loan and lease losses	(329,095)			(303,900)
Noninterest-bearing cash	1,293,581			877,046
Premises and equipment	932,957			895,415
Other assets	482,802			247,553

Total assets	57,620,411			32,029,134

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	5,291,796	112,751	2.13%	5,483,001	61,217	1.12%
NOW, money market and escrow	6,031,465	217,436	3.61%	1,329,040	15,064	1.13%
Certificates of deposit	34,701,098	1,354,966	3.90%	18,307,400	703,246	3.84%

Total interest-bearing deposits	46,024,359	1,685,153	3.66%	25,119,441	779,527	3.10%
Noninterest-bearing deposits	6,193,272	—		2,032,980	—

	52,217,631	1,685,153	3.23%	27,152,421	779,527	2.87%

Other liabilities	178,975			179,707
Stockholders’ equity	5,223,805			4,697,006

Total Liabilities and Stockholders’ Equity	$57,620,411			$32,029,134

Net interest spread			3.11%			2.43%
Net interest income		$1,818,504			$827,477

Net margin on earning assets			3.29%			2.73%

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest revenue or expense due to both volume and rate is divided proportionately between the rate and volume variances.

Rate/Volume Variance Analysis

	Year Ended December 31, 2005 compared to 2004 Variance due to :			Year Ended December 31, 2004 compared to 2003 Variance due to :
	Total	Rate	Volume	Total	Rate	Volume
Interest Earning Assets:
Federal Funds Sold and FHLB Deposit	$327,020	$245,211	$81,809	$38,730	$20,775	$17,955
FHLB and FRB stock	4,925	671	4,254	(1,191)	334	(1,525)

Investment Securities
Mortgage backed	(155)	(77)	(78)	(3,324)	(668)	(2,656)
Preferred trust	(22,583)	398	(22,981)	—	—	—
Equity security	(644)	(644)	—	496	496	—

Loans held for sale	67,607	16,934	50,673	(48,696)	12,969	(61,665)

Loans and leases:
Residential real estate	995,540	(23,374)	1,018,914	(82,179)	17,996	(100,175)
Construction and land development	194,863	20,461	174,402	113,212	13,364	99,848
Commercial, including real estate	191,383	61,567	129,816	160,015	21,836	138,179
Commercial finance leases	(117,418)	(6,236)	(111,182)	83,186	(36,994)	120,180
Home equity	248,485	34,507	213,978	17,587	(1,705)	19,292
Installment	7,630	(339)	7,969	(6,252)	711	(6,963)

Total interest revenue	1,896,653	349,079	1,547,574	271,584	49,114	222,470

Interest-bearing Liabilities
Savings	51,534	53,741	(2,207)	1,134	10,712	(9,578)
NOW, money market and escrow	202,372	77,164	125,208	5,956	(483)	6,439
Certificates of deposit	651,720	11,787	639,933	21,902	(72,875)	94,777

Total interest expense	905,626	142,692	762,934	28,992	(62,646)	91,638

Net interest income	$991,027	$206,387	$784,640	$242,592	$111,760	$130,832

Provision for Loan and Lease Losses and Analysis of Allowance for Loan and Lease Losses

Lending involves a risk that our loans and leases may not be repaid in full and a credit loss will result. Credit losses occur in varying amounts due to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. We maintain a reserve account for credit losses called the allowance for loan and lease losses, and charge all probable credit losses against this account in accordance with regulatory guidance, industry standards, and generally accepted accounting principles. We charge a provision for loan and lease losses to earnings to maintain our allowance for loan and lease losses at a level that we consider to represent our best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, industry standards, economic conditions (particularly as such conditions relate to AmericasBank’s market area), regulatory guidance, the financial condition of the borrower, historical payment performance and the collateral securing the loans and leases. Recoveries on loans previously charged off are added back to the allowance.

The provision for loan and lease losses was $52,000 during the year ended December 31, 2005 compared to $20,000 for the year ended December 31, 2004. The provision for each period reflects our risk assessment of the portfolio and the growth in loan and lease balances outstanding. We had net charge offs of $217 in 2005 compared to net recoveries of $20,050 in 2004.

We have developed a methodology for evaluating the adequacy of the allowance for loan and lease losses that distinguishes between credits evaluated as a group by either loan or risk rating category and those evaluated individually. We have predetermined allowance percentages based on credit types and for each risk rating category. All loans and leases are assigned a risk rating when they are made. This risk rating is reassessed by management periodically using the various evaluation factors mentioned above. Loans and leases that exhibit an acceptable level of risk per our internal risk grading system are grouped by category and assigned a standard reserve percentage when assessing the adequacy of the allowance for loan and lease losses. Loans and leases that are adversely risk-rated, or exhibit characteristics that suggest we have a heightened risk of default, are evaluated separately from non-adversely risk rated credits. Each adversely risk rated credit is assigned a standard reserve based on its risk rating or a special reserve based on management’s assessment of the particular risk factors related to that credit, which may be more or less than the standard reserve for that risk rating.

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

A test of the adequacy of the allowance for loan and lease losses is performed and reported to the Board of Directors on a quarterly basis by our senior lending officer. Our senior lending officer will recommend an increase or decrease in the provision and the board will approve or disapprove the recommendation based on a discussion of the risk factors. We believe that we use the most reliable information available to us to make a determination with respect to the allowance for loan and lease losses, recognizing that the determination is inherently subjective and that future adjustments may be necessary depending upon, among other factors, a change in economic conditions of specific borrowers or generally in the economy, and new information that becomes available to us. However, the allowance for loan and lease losses may not be sufficient to absorb losses on nonperforming assets, and may not be sufficient to cover losses on nonperforming assets in the future.

The allowance for loan and lease losses represented 0.74% and 0.99% of total loans at December 31, 2005 and December 31, 2004, respectively. The decline in the allowance as a percentage of total loans is due to the growth of our loan portfolio and the change in the composition of our loans. A primary focus of our lending activities is loans secured by a first lien on a one-to-four family property and loans secured by home equity loans. These types of loans accounted for 60.94% and 56.52% of total loans at December 31, 2005, and December 31, 2004. Management believes that such loans have an inherently lower risk of loss than other types of loans. The concentration of loans to investors secured by residential properties increases the risk of loss. Management allocates a higher reserve percentage for loans to investors as compared to residential loans that are owner occupied in assessing the allowance for loan and lease losses; however, to date, there is no historical precedent for the reserve percentages. AmericasBank has no exposure to foreign countries or foreign borrowers. Management believes that the current allowance for loan and lease losses is adequate.

The following table represents an analysis of the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses

	Year Ended December 31,
	2005	2004
Balance, beginning of period	$315,127	$275,077

Provision for loan and lease losses	52,000	20,000

Chargeoffs:
Residential real estate	—	—
Construction and land development	—	—
Commercial, including real estate	—	—
Commercial finance leases	—	—
Home equity	—	—
Installment	217	357

Total chargeoffs	217	357
Recoveries:
Residential real estate	—	—
Construction and land development	—	—
Commercial, including real estate	—	20,407
Commercial finance leases	—	—
Home equity	—	—
Installment	—	—

Total recoveries	—	20,407

Net chargeoffs	217	(20,050)

Balance, end of period	$366,910	$315,127

Allowance for loan losses to total loans	0.74%	0.99%
Ratio of net-chargeoffs (recoveries) during the period to average loans outstanding during period	0.00%	(0.10)%

The following table provides a breakdown of the allowance for loan and lease losses as of December 31, 2005 and 2004.

Allocation of Allowance for Loan and Lease Losses

	December 31,
	2005		2004
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category
Residential real estate (1)	$90,008	47.83%	$79,492	49.67%
Construction and land development	78,280	16.97%	45,640	12.54%
Commercial, including real estate (1)	126,133	17.72%	73,476	17.94%
Commercial finance leases	23,300	3.77%	92,345	11.84%
Home equity	38,765	13.11%	22,923	6.85%
Installment	718	0.60%	920	1.16%
Unallocated	9,706	0.00%	331	0.00%

Total	$366,910	100.00%	$315,127	100.00%

(1)	Our residential real estate loans, construction and land development loans and commercial loans, including real estate, include owner occupied residential mortgages and one-to-four family and multi-family mortgages held by investors.

Noninterest Revenue

Noninterest revenue consisted primarily of mortgage banking gains and fees from the sale of mortgage loans, and service charges on deposit accounts, which includes debit card fees and ATM fees. Noninterest revenues increased $331,095 for the year ended December 31, 2005, to $569,365, from $238,270 for the year ended December 31, 2004.

The increase for the year ended December 31, 2005, was primarily from a $305,335 increase in mortgage banking gains and fees from $179,563 for the year ended December 31, 2004 to $484,898 for the year ended December 31, 2005. We have expanded our mortgage business to originate and sell loans as either a correspondent or broker and had six mortgage loan originators at December 31, 2005, compared to four at the end of 2004. For most of 2004 we operated with only one loan officer.

Service charges on deposit accounts and other fees increased to $84,467 for the year ended December 31, 2005, from $58,707 for the year ended December 31, 2004. The increase was primarily from fees on business accounts and ATM service charges. We have an ATM at each of our two branch locations.

Noninterest Expenses

The following table compares our noninterest expenses for the year ended December 31, 2005 and the year ended December 31, 2004.

	Years Ended December 31,
	2005	2004
Salaries and commissions	$2,154,747	$1,327,740
Stock-based compensation	186,120	238,357
Deferred salaries and commissions	(1,163,954)	(257,445)

Salaries	1,176,913	1,308,652
Employee benefits	309,735	251,049
Occupancy	176,231	143,344
Furniture and equipment	116,787	101,704
Other	863,989	774,333

Total noninterest expenses	$2,643,655	$2,579,082

Noninterest expenses for the year ended December 31, 2005, were $2,643,655, compared to $2,579,082 for the same period in 2004. The increase for the year ended December 31, 2005 was $64,573 or 2.5%. Salaries decreased $131,739 to $1,176,913 for the year ended December 31, 2005 compared to $1,308,652 for the year ended December 31, 2004, as more salary expense was deferred than in prior periods, as further described below. Also, in the first half of 2004 we expensed approximately $60,000 to provide severance benefits associated with our restructuring of certain staff positions. Employee benefits increased $58,686 to $309,735 for year ended December 31, 2005 compared to $251,049 for the year ended December 31, 2004. The increase was mainly in payroll taxes, our IRA match, and health care benefits. Occupancy increased $32,887 to $176,231 for the year ended December 31, 2005 compared to $143,344 for the year ended December 31, 2004. This increase is primarily from additional rent associated with our Towson mortgage office and additional depreciation expense arising from the renovations to the banking floor of our 500 York Road location. Furniture and equipment increased $15,083 to $116,787 for the year ended December 31, 2005 compared to $101,704 for the year ended December 31, 2004. This expense category includes certain costs associated with the renovation of 500 York Road that were expensed in the first quarter of 2005. Other expense increased $89,656 to $863,989 for the year ended December 31, 2005 compared to $774,333 for the year ended December 31, 2004. Increases in this expense category were associated with software depreciation, data processing fees, loan expenses, and professional services. The increases in these categories were partially offset by a decline in advertising and marketing.

As indicated above, in January 2005, we reevaluated our estimate of the costs to originate or acquire loans and leases and loans held for sale. This analysis resulted in a higher amount of costs deferred per loan than in prior periods. Among other things, the deferral of loan origination costs results in a reduction of salary expense as evidenced by the table above. Approximately $865,672 (or 74.4%) of the $1,163,954 deferred amount for the year ended December 31, 2005 was commission expense paid to mortgage loan originators. The remaining $298,282 (or 25.6%) of the deferred amount constituted incremental direct costs associated with originating loans during the year ended December 31, 2005. These costs represent employee compensation and related fringe benefits directly related to time spent originating loans for our portfolio. For the year ended December 31, 2004, we deferred commission expense paid to loan originators but did not defer the fixed costs associated with originating loans as management deemed these costs immaterial.

In summary, as our mortgage division generates more business, a greater proportion of our total compensation expense gets deferred. This, in turn, makes comparing our compensation expense between 2004 (when we had modest mortgage banking activity) and 2005 difficult. Also, it is important to note that a significant portion of the deferred expense for the year ended December 31, 2005 was recognized during that same period as a reduction to mortgage gains and fees or as a yield adjustment to interest revenue.

Income Taxes

We have not incurred any income tax liability since our inception. At December 31, 2005 and 2004, we had net tax operating loss carryforwards of approximately $5,631,845 and $5,232,241, respectively, available to offset future taxable income. The carryforwards at December 31, 2005 will expire beginning in 2017.

Net Loss

Our net loss for the year ended December 31, 2005 was $307,786 or $(0.33) per basic and diluted common share, a decrease of $1,225,549 compared to our net loss of $1,533,335 or $(1.95) per basic and diluted common share for the year ended December 31, 2004.

Analysis of Financial Condition

Investment Securities

We have chosen to invest our available funds primarily in federal funds sold and Federal Home Loan Bank deposits. Management has made the decision to maintain its available funds in highly liquid assets because it wishes to ensure that funds are readily available to fund the growth of the loan portfolio. Management believes that this strategy will allow us to maximize interest margins while maintaining appropriate levels of liquidity to fund loan growth. This strategy has a negative effect on net interest income as investment securities would generally yield a higher interest rate than that being paid on our liquid assets. Also, the volatility of our deposits require that we retain funds in liquid assets.

The investment portfolio at December 31, 2005 amounted to $30,000, a decrease of $318,182 or 91.4%, from $348,182 at December 31, 2004. All securities at December 31, 2005 and December 31, 2004 were classified as available for sale. The majority of the decrease was related to the redeemable preferred trust investment security issued by Provident Trust II, a subsidiary of Provident Bankshares Corporation. On March 31, 2005, the security was redeemed at par. We invested the proceeds from this security in federal funds pending their use to fund loan growth. The carrying value of available for sale securities includes no unrealized gain or loss at December 31, 2005 compared to a net unrealized gain of $17,760 as of December 31, 2004.

The following table sets forth a summary of the investment securities portfolio as of the periods indicated. Available for sale securities are reported at estimated fair value. There were no held to maturity securities in our portfolio as of December 31, 2005 or 2004. We did not have tax exempt obligations for any of the periods shown.

Investment Securities

	December 31,
	2005	2004
Available For Sale Securities
Preferred Trust	$—	$317,760
Mortgage backed	—	422
Equity Security	30,000	30,000

Total Available for Sale Securities	$30,000	$348,182

The following table shows the amortized cost, fair value and weighted average yield of our securities portfolio at December 31, 2005. The security, which is an equity investment in Atlantic Central Bankers Bank, has no stated term. In addition to our equity investment, we regularly sell overnight federal funds at the prevailing market rate to Atlantic Central Bankers Bank, and we have also purchased participations in loans from them. Currently, Atlantic Central Bankers Bank reports that it has approximately 250 shareholder banks. This low number of shareholders limits the marketability and trading environment for the stock. Recent sales of Atlantic Central Bankers Bank stock by Atlantic Central Bankers Bank indicates that there has been no loss in the fair value of our investment.

	Available for Sale
	Amortized Cost	Fair Value	Weighted Average Yield
Maturing
Equity security	$30,000	$30,000	2.45%

Loan Portfolio

The loan portfolio, net of allowance, unearned fees and origination costs increased $17,744,443 or 56.8% to $48,989,605 at December 31, 2005 from $31,245,162 at December 31, 2004. Residential real estate loans increased by $7,905,679 (50.2%), construction and land development loans increased by $4,418,043 (111.1%), commercial loans including commercial real estate loans increased by $3,073,128 (54.0%), and home equity loans increased by $4,309,063 (198.4%) from their respective balances at December 31, 2004. Installment loans decreased by $69,595 (18.9%) and commercial finance leases decreased by $1,887,115, (50.3%),from their respective balances at December 31, 2004, from payoffs and principal amortization. We have reduced our efforts to grow the lease portfolio. Going forward, we expect to continue to see wide changes in our loan categories as we experience scheduled payoffs and as we grow our loan portfolio, particularly residential real estate loans.

Loans secured by real estate comprise the majority of the loan portfolio. AmericasBank’s loan customers are generally located in the greater Baltimore metropolitan area.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio December 31,
	2005	%	2004	%
Residential real estate (1)	$23,649,677	47.83%	$15,743,998	49.67%
Construction and land development	8,393,858	16.97%	3,975,815	12.54%
Commercial, including real estate (1)	8,761,445	17.72%	5,688,317	17.94%
Commercial finance leases	1,864,492	3.77%	3,751,607	11.84%
Home equity	6,480,724	13.11%	2,171,661	6.85%
Installment	299,556	0.60%	369,151	1.16%

	49,449,752	100.00%	31,700,549	100.00%

Deferred loan origination fees, net of cost	(93,237)		(140,260)

Allowance for loan and lease losses	(366,910)		(315,127)

	$48,989,605		$31,245,162

(1)	Our loan portfolio includes owner occupied residential mortgages and one-to-four family and multi-family mortgages held by investors. At December 31, 2005, $14,162,743 of residential real estate loans and $1,712,340 of commercial loans, including real estate loans, were to investors.

The following table presents the maturities of our loan portfolio at December 31, 2005

	Loan Maturity Distribution at December 31, 2005
	1 year or less	1-5 years	After 5 years	Total
Residential real estate	$4,724,232	$1,643,591	$17,281,854	$23,649,677
Construction and land development	4,465,062	2,674,745	1,254,051	8,393,858
Commercial, including real estate	1,152,203	1,429,423	6,179,819	8,761,445
Commercial finance leases	196,281	1,668,211	—	1,864,492
Home equity	551,182	39,199	5,890,343	6,480,724
Installment	36,227	81,980	181,349	299,556

Total loans	$11,125,187	$7,537,149	$30,787,416	$49,449,752

Fixed rate	$4,426,908	$4,744,128	$4,109,942	$13,280,978
Variable rate	6,698,279	2,793,021	26,677,474	36,168,774

Total loans	$11,125,187	$7,537,149	$30,787,416	$49,449,752

Asset Quality

We perform monthly reviews of all delinquent loans and leases and loan officers are charged with working with customers to resolve potential credit issues and payment delinquency in a timely manner. We generally classify loans and leases as nonaccrual when collection of full principal and interest under the original terms of the credit is not expected or payment of principal or interest has become 90 days past due. Classifying a credit as nonaccrual results in us no longer accruing interest on such loan or lease and reversing any interest previously accrued but not collected. We will generally restore a nonaccrual loan or lease to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments in a timely manner and in accordance with the original repayment schedule. Generally, we credit all interest payments received on nonaccruing credits to the principal balance of the loan or lease to reduce our credit exposure. If we have collateral that mitigates our credit exposure, we may recognize interest as income when received.

Information about non-performing loans is as follows:

	December 31,
	2005	2004
Nonaccrual loans	$622,761	$54,126
Unrecorded interest on nonaccrual loans	51,922	6,521
Loans past due 90 days or more and still accruing interest	—	121,616

The substantial increase in nonaccrual loans was related to one loan in which we held an approximately 10% participation. Our loan balance to this borrower was $587,761 at December 31, 2005.

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

In early November 2005, the national homebuilder agreed to release the borrower from its original purchase agreement. On November 18, 2005, the participating banks negotiated a 90-day Forbearance Agreement with the borrower for the purpose of allowing the borrower to negotiate the sale of the property. On February 7, 2006, the borrower entered into a new agreement with the same national homebuilder to sell the property “as is.” The new agreement was contingent upon completion of a feasibility study within 45 days of its execution. The national homebuilder has completed its feasibility study and, on March 27, 2006, approved the purchase of the property, subject to the county’s approval of road access plans. It is anticipated that closing will occur by the end of April 2006, although there is no assurance that this will be the case.

The participating banks have agreed to extend the forbearance period to April 24, 2006 to accommodate the agreement with the national homebuilder. We continue to believe that we will collect all of our outstanding principal balance, accrued interest and expenses, however it is possible that this will not be the case.

We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan and lease losses. We write off impaired loans when collection of the loan is doubtful. We generally classify nonaccrual loans and leases as impaired. As of December 31, 2005 and December 31, 2004, no credit had been identified as impaired other than the nonaccrual loans and leases described above.

We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan and lease losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, we generally require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of December 31, 2005, and December 31, 2004, we had no foreclosed real estate.

Deposits

We seek deposits within our market area by paying competitive interest rates and offering high quality customer service. In conjunction with our growth strategy, we offer premium rate certificates of deposit to support loan growth.

In the third quarter of 2004, we began using an Internet-based service to offer our certificates of deposit. The interest rate offered on these certificates of deposit is higher than what we would typically pay within our market. We have employed this service as an interim strategy to support our loan growth plans and view it as a cost effective and efficient process to raise deposits for specific terms. The use of higher cost certificates of deposit in the short to medium term (one to five years) is integral to the business plan to bring AmericasBank to profitability. The longer term funding strategy (over five years) is to replace these higher cost deposits with lower cost and less volatile core deposits from small businesses and professional firms. The successful implementation of this stage of the strategy is highly dependent on our ability to establish confidence and deliver superior services to this group of targeted customers.

At December 31, 2005, our total deposits have increased by $32,605,189 or 94.3% to $67,175,482 from $34,570,293 at December 31, 2004. Interest-bearing deposits increased $26,833,024 or 83.0% to $59,177,095 at December 31, 2005, from $32,344,071 at December 31, 2004. In addition, our noninterest-bearing deposits increased $5,772,165 or 259.3% from $2,226,222 at December 31, 2004, to $7,998,387 at December 31, 2005.

A majority of the increase in our interest bearing deposits was in certificates of deposit and money market accounts. The growth in these accounts was due to our utilization of the Internet-based service and the use of print advertising in local newspapers to offer certificates of deposit and other interest bearing core deposit products. At December 31, 2005, we had $19,630,911 in certificates of deposit issued through the web-based service at an average cost of approximately 4.11%. Deposits from this source represented 33.2% of our interest bearing deposits as of December 31, 2005 compared to 25.7% as of December 31, 2004. We increased our money market accounts by $10,471,003 or 812.2% from $1,289,164 at December 31, 2004 to $11,760,167 at December 31, 2005, reflecting our strategy to reduce the bank’s reliance on higher cost certificates of deposit as a funding source.

The increase in noninterest bearing deposits was primarily from new accounts opened for title agencies. We have focused our marketing efforts toward these businesses and feel that our mortgage loan business will further provide us with opportunities to sell our deposit services to more of these businesses. These are monies held for short periods of time pending the disbursement of funds in mortgage loan or mortgage loan refinancing transactions. The balances on deposit with us from these depositors can fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. These balances represent a substantial portion (approximately 76.6%) of our noninterest bearing deposits, which creates a real estate industry concentration. In order to meet the withdrawal needs of these customers, we monitor our liquidity on a daily basis.

The following table sets forth the composition of our deposits as of December 31, 2005 and December 31, 2004:

	2005	2004
Noninterest-bearing	$7,998,387	$2,226,222

Interest-bearing:
NOW accounts	1,000,389	273,931
Advances from borrowers for insurance and taxes	51,492	53,110
Money market	11,760,167	1,289,164
Savings	4,882,124	5,716,711
Certificates of deposit, $100,000 or more	8,367,379	5,017,339
Other certificates of deposit	33,115,544	19,993,816

	59,177,095	32,344,071

Total deposits	$67,175,482	$34,570,293

The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2005.

	Certificates of Deposit Maturity Distribution December 31, 2005
	Three Months or Less	Over Three Months to Six Months	Over Six Months to Twelve Months	Over Twelve Months	Total
Certificates of deposit:
Less than $100,000	$4,760,201	$977,260	$4,736,906	$22,641,177	$33,115,544
Greater than or equal to $100,000	943,106	1,097,000	929,589	5,397,684	8,367,379

Total	$5,703,307	$2,074,260	$5,666,495	$28,038,861	$41,482,923

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

A principal objective of our asset/liability management policy is to minimize the sensitivity of our earnings and the economic value of our equity to changes in interest rates by an ongoing review of the maturity and re-pricing of interest-earning assets and interest-bearing liabilities, anticipated loan production and pre-payments, deposit flows and trends and other aspects of our operations that are affected by market interest rates. Our management has primary responsibility for asset and liability management and our board of directors oversees this process.

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

As part of the interest rate risk sensitivity analysis, we examine the extent to which our assets and liabilities are interest rate sensitive and monitor the interest rate sensitivity gap. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or re-price within a defined time period. A positive gap is when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A negative gap is when the amount of interest rate sensitive liabilities exceeds the interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. When a neutral gap position is maintained and the re-pricing of assets and liabilities are equally flexible and move concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

The table below presents our interest rate sensitivity at December 31, 2005. Because certain categories of securities and loans reprice before their maturity date even without regard to interest rate fluctuations, we use its respective repricing date in the table below.

	Interest Sensitivity Analysis December 31, 2005 Maturing or Repricing
	Within 3 Months	4 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets:
Investment securities	$30,000	$—	$—	$—	$30,000
Loans	17,110,564	8,899,510	19,373,652	4,066,026	49,449,752
Loans held for sale	1,223,616	—	—	—	1,223,616
Federal Home Loan Bank and Federal Reserve Bank stock	238,500	—	—	—	238,500
Federal funds sold and Federal Home Loan Bank deposit	18,440,881	—	—	—	18,440,881

Total interest earning assets	37,043,561	8,899,510	19,373,652	4,066,026	69,382,749

Interest Bearing Liabilities:
Interest-bearing transaction deposits	12,812,048	—	—	—	12,812,048
Savings accounts	4,882,124	—	—	—	4,882,124
Time deposits	5,703,307	7,740,755	28,038,861	—	41,482,923

Total interest-bearing deposits	23,397,479	7,740,755	28,038,861	—	59,177,095

Period Gap	$13,646,082	$1,158,755	$(8,665,209)	$4,066,026	$10,205,654

Cumulative Gap	$13,646,082	$14,804,837	$6,139,628	$10,205,654

Cumulative Gap / Total Assets	18.76%	20.35%	8.44%	14.03%

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. We monitor our federal funds sold position on a daily basis in that this is our primary source of liquidity. From time to time we sell or participate out loans to create additional liquidity as required. Additional liquidity is also available from our loans held for sale, which amounted to $1,223,616 at December 31, 2005. We have no other sources of liquidity, such as lines of credit or correspondent relationships with other financial institutions.

Our immediate sources of liquidity are cash and due from banks and short term investments. As of December 31, 2005 we had $1,957,870 in cash and due from banks, and $18,440,881 in federal funds sold and deposits at the Federal Home Loan Bank. Management has made a decision to maintain liquidity instead of investing in investment securities in order to ensure that funds are readily available to fund the growth of the loan portfolio.

Our deposits from title agencies and our certificates of deposit from the Internet-based service are subject to significant volatility, thereby increasing our need to have funds available. The balances on deposit with us from the title company depositors can fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. We believe that our ability to manage the volatility of these deposits will improve as we add more of this type of account to our customer base. The depositors from the Internet-based service are generally from outside our market area who “shop” for certificate of deposit rates. If we do not continue to offer premium rates, these depositors will not retain their accounts with us. Over the long term, adding more core deposits will reduce our reliance on premium certificates of deposit as a funding source and will reduce deposit volatility.

Loans held for sale were $1,223,616 at December 31, 2005, compared to $1,617,048 at December 31, 2004.

We have sufficient liquidity to meet our loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. We are not aware of any demands, trends, commitments, or events that would result in our inability to meet anticipated or unexpected liquidity needs. Although we do not have a line of credit, because of our large relative amount of federal funds sold, we believe that we can adequately satisfy all of our commitments.

On March 10, 2006, we closed our public offering of 1,725,000 shares at $7.00 per share and received net offering proceeds of approximately $11,000,000 which significantly improved our liquidity.

Capital

Our stockholders’ equity amounted to $5,256,051 at December 31, 2005, a decrease of $139,753 from the $5,395,804 reported at December 31, 2004.

The following table shows the regulatory capital ratios of AmericasBank Corp. and the minimum capital ratios currently required by our banking regulator to be “well capitalized” and “adequately capitalized.” We are considered “well capitalized.” For a discussion of these capital requirements, see “Description of Business – Supervision and Regulation - Capital Adequacy Guidelines” and “- Prompt Corrective Action.”

	Risk-Based Capital Analysis December 31,
(dollars in thousands)	2005	2004
Tier 1 Capital:
Common stock	$9	$9
Additional paid-in capital	11,635	11,450
Accumulated deficit	(6,388)	(6,081)
Less: disallowed assets	(291)	(295)

Total Tier 1 Capital	4,965	5,083

Tier 2 Capital:
Allowance for loan and lease losses	367	315

Total Risk-Based Capital	$5,332	$5,398

Risk weighted assets	$47,122	$27,075

			Regulatory Minimum to be
			Well Capitalized	Adequately Capitalized
Capital Ratios:
Total risk-based capital ratio	11.32%	19.94%	10.00%	8.00%
Tier 1 risk-based capital ratio	10.54%	18.77%	6.00%	4.00%
Tier I leverage ratio	6.95%	13.19%	5.00%	4.00%

Return on Average Assets and Average Equity

The ratio of net income to average equity and average assets and certain other ratios are as follows:

Return on Average Assets and Average Equity

	December 31,
	2005	2004
Average total assets	$57,620,411	$32,029,134

Average equity	$5,223,805	$4,697,006

Net loss	$(307,786)	$(1,533,335)

Cash dividends declared	$—	$—

Return on average assets	(0.53)%	(4.79)%

Return on average equity	(5.89)%	(32.64)%

Average stockholders’ equity to average total assets	9.07%	14.66%

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

Outstanding loan commitments and lines and letters of credit at December 31, 2005 are as follows:

Loan commitments	$5,071,512
Unused lines of credit	7,613,465
Letters of credit	60,713

Loan commitments, which include held for sale loan commitments, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. AmericasBank generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments. The collateral is based on management’s credit evaluation of the counter party. Loan commitments generally have interest rates at current market amounts, fixed expiration dates or other termination clauses and may require payment of a fee. Loans held for sale are usually sold to the investor within 30 days. Unused lines of credit represent the amount of credit available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We are not aware of any loss we would incur by funding our commitments or lines of credit.

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

General

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

Allowance for Loan and Lease Losses

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

We have developed a methodology for evaluating the adequacy of the allowance for loan and lease losses that distinguishes between credits evaluated as a group by either loan or risk rating category and those evaluated individually. We have predetermined allowance percentages based on credit types and for each risk rating category. All loans and leases are assigned a risk rating when they are made. This risk rating is reassessed by management periodically using the various evaluation factors mentioned above. Loans and leases that exhibit an acceptable level of risk per our internal risk grading system are grouped by category and assigned a standard reserve percentage when assessing the adequacy of the allowance for loan and lease losses. Loans and leases that are adversely risk-

rated, or exhibit characteristics that suggest we have a heightened risk of collection, are evaluated separately from non-adversely risk rated credits. Each adversely risk rated credit is assigned a standard reserve based on its risk rating or a special reserve based on an assessment of the specific risk factors related to that credit, which may be greater or lesser than the standard reserve for that risk rating.

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

Fair Value Accounting for Stock Options

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

Effective January 1, 2005, AmericasBank Corp. began recognizing expense for stock-based compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended. We have chosen the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amended SFAS No. 123. As a result, financial information for all prior periods presented have been restated to reflect the salaries expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees. The use of the retroactive restatement method resulted in the restatement of previously reported balances of additional paid-in capital and accumulated deficit. As of December 31, 2004, previously reported additional paid-in capital was increased by $286,910 and accumulated deficit was increased by the same amount. As of December 31, 2003, previously reported additional paid-in capital was increased by $48,553, and accumulated deficit was increased by the same amount.

The value of the options was estimated using the Black-Scholes option pricing model with the option life estimated at 5-9 years. There were no modifications made to outstanding share options prior to the adoption of the fair value method. The compensation expense not yet recognized as of December 31, 2005, was approximately $472,384.

Net Deferred Tax Asset

AmericasBank Corp. has recorded a 100% valuation allowance against the net deferred tax asset since it is more likely than not that it will not be realized. At December 31, 2005 and 2004, AmericasBank Corp. has net operating loss carryforwards of approximately $5,631,845 and $5,232,241 available to offset future taxable income. The current carryforwards will expire beginning in 2017.

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

Estimate of Costs to Originate Loans

Effective January 2005, we reevaluated our estimate of the costs to originate or acquire loans and leases and loans held for sale. This analysis resulted in a higher amount of costs deferred per loan than in prior periods. The deferral of loan origination costs results in a reduction of salaries and other noninterest expense. The reduction to salaries and other noninterest expense was partially offset by a reduction in interest revenues on loans and leases due to the amortization of these costs. Also, mortgage banking gains and fees from the sale of loans held for sale were reduced by the recognition of the costs upon the sale of the loan. Deferred loan origination costs were $408,764 and $72,466 at December 31, 2005 and December 31, 2004 respectively, an increase of $336,298. This increase is a result of greater loan originations and our reevaluation of cost estimates. Deferred origination costs includes the unamortized balance of the origination costs described above, plus other direct costs such as closing costs paid by us in connection with the origination of certain loans, primarily home equity loans. Management evaluates its estimate of loan origination costs quarterly.

Recent Accounting Pronouncements

Accounting pronouncements that have been approved by the Financial Accounting Standards Board that have not become effective as of December 31, 2005 follow. These pronouncements are not expected to have any impact on the financial statements of AmericasBank Corp. other than the revised FASB Statement 123.

FASB Statement No. 154, Accounting Changes and Error Corrections replaces APB Opinion No. 20 Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. FASB Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

FASB Statement No. 123R, Share Based Payment, revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Statement 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Statement 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. As such, it eliminated the alternative provided by Statement 123 that such costs could be measured either by using fair value or by using Opinion 25’s intrinsic value method of accounting which generally did not result in the recognition of compensation costs as a result of the grant of stock options to employees. In addition, Statement 123R amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Statement 123R became effective as of the first interim or annual reporting period that begins after December 15, 2005 and was adopted by AmericasBank Corp. effective January 1, 2006. Effective January 1, 2005, we began recognizing expense for stock-based compensation using the fair value method of accounting, as opposed to the intrinsic value method, described in Statement 123. Using the retroactive restatement method described in FASB Statement 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, financial information for prior periods was restated to reflect the impact of recognizing expense for stock-based compensation under the fair value method of Statement No. 123. We do not expect the adoption of Statement 123R to have a material impact on our financial results since we have already adopted the fair value provisions of Statement 123.

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

Item 7. Financial Statements

The following consolidated financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2005 and 2004

Consolidated Statements of Operations – For the years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity – For the years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows – For the year ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

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

In addition, there were no changes in AmericasBank Corp.’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, AmericasBank Corp.’s internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

AmericasBank Corp.’s directors and executive officers and AmericasBank’s directors and executive officers are as follows:

Name	Age(1)	Position	Director Since
Lee W. Warner	51	Chairman and Director of AmericasBank; Chairman and Director of AmericasBank Corp.	1998
Mark H. Anders	51	President, Chief Executive Officer and Director of AmericasBank and AmericasBank Corp.	2003
Nicholas J. Belitsos, M.D.	55	Director of AmericasBank and AmericasBank Corp.	1998
Richard C. Faint, Jr.	54	Director of AmericasBank and AmericasBank Corp.	2005
Savas J. Karas	38	Director of AmericasBank and AmericasBank Corp.	2004
Allen S. Lloyd, Jr.	65	Director of AmericasBank and AmericasBank Corp.	2005
John D. Muncks	57	Executive Vice President of AmericasBank and AmericasBank Corp. and Chief Lending Officer of AmericasBank	n/a
Mark D. Noar, M.D.	52	Director of AmericasBank and AmericasBank Corp.	1998
Kenneth D. Pezzulla	76	Director of AmericasBank and AmericasBank Corp.	1996
A. Gary Rever	53	Chief Financial Officer, Executive Vice President and Director of AmericasBank and Director of AmericasBank Corp.	2003
Ramon F. Roig, Jr., M.D.	72	Director of AmericasBank and AmericasBank Corp.	1998
Graylin E. Smith	46	Director of AmericasBank and AmericasBank Corp.	2004
John C. Weiss, III	57	Director of AmericasBank and AmericasBank Corp.	2004

(1)	As of December 31, 2005.

Messrs. Belitsos, Faint, Lloyd, Roig and Warner’s terms as directors of AmericasBank Corp. expire at the 2006 annual meeting of shareholders of AmericasBank Corp.

Messrs. Karas, Pezzulla, Smith and Weiss’s terms as directors of AmericasBank Corp. expire at the 2007 annual meeting of shareholders of AmericasBank Corp.

Messrs. Anders, Noar and Rever’s terms as directors of AmericasBank Corp. expire at the 2008 annual meeting of shareholders of AmericasBank Corp.

Lee W. Warner is the chairman and chief executive officer of The Warner Companies, Inc., an investment advisory firm providing estate planning and executive benefit consulting, and he has served in that capacity since December 1992. Mr. Warner is a Chartered Financial Consultant, a Certified Financial Planner, an Accredited

Estate Planner, and a Chartered Life Underwriter. Mr. Warner has served as an Insurance Advisor with the State of Maryland and a Registered Representative with the National Association of Securities Dealers. He has served as a Board Member of the Practitioners Council for the International Association of Financial Planners. Mr. Warner has also served on the boards of the Children’s Cancer Foundation, Inc. and the Carson Scholars Fund, and as Vice Chairman for the American Heart Association. Mr. Warner has served as our Chairman since January 2003.

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

Richard C. Faint, Jr., currently is the President and Chief Executive Officer of ARRRK Properties, a diversified real estate company that acquires, renovates and sells real estate, provides property management services, and engages in construction services. He has served in this capacity since July 2004. Mr. Faint is also President & CEO of The Cornerstone Professional Group, an information technology consulting firm that specializes in application development and network infrastructure support for small to medium sized organizations, a position he has held since May 2004. Mr. Faint founded both companies in 2004. Mr. Faint has extensive public company career experience, having served as chief executive officer or in senior leadership roles at Citrix Systems, Sequoia Software, TheraTx, and PersonaCare, all NASDAQ-listed companies or divisions thereof. He holds a B.S. in accounting and finance from Towson University and a J.D. and MBA from the University of Baltimore.

Savas J. Karas is the founder and principal of Enterprise Solutions Group, Inc., a Hunt Valley, Maryland business solutions company. Mr. Karas founded the company in January 1994. Previously, he served as a manager with the firm of Booz-Allen and Hamilton from 1990 to 1993, and as a consultant with PricewaterhouseCoopers from 1989 to 1990. Mr. Karas is a Certified Public Accountant, a Certified Management Consultant, a Six Sigma blackbelt, and holds a Masters in Business Administration with a concentration in Accounting from Loyola College. Mr. Karas has also served as a member of the Board of Directors for the Weinberg YMCA of Central Maryland since 2003.

Allen S. Lloyd, Jr. is the President of Elastics Enterprises, Inc., an operator of amusement rides. He has served in this capacity since October 2005. He is a career financial services executive, serving from 1993 through April 2005 as an executive vice president of MBNA America, the Wilmington-based credit card company. Most recently, he was an internal consultant and project manager responsible for various process re-engineering assignments at MBNA. He has also directed MBNA’s Affinity Group Relationships in the mid-Atlantic region. He was manager of Sales and Operations for an employee leasing company for six years before joining MBNA in late 1993. Prior to that, he was an executive with Maryland National Bank and American Security Bank from 1965 to 1987, responsible for commercial lending functions at both institutions. Mr. Lloyd is a graduate of the University of Maryland.

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

Kenneth D. Pezzulla, became chairman of AmericasBank Corp. and AmericasBank on January 1, 2000 and served in that capacity until May 2001. From June 1996 to February 2000, Mr. Pezzulla was the secretary of AmericasBank Corp., and from December 1997 to February 2000, Mr. Pezzulla was the secretary of AmericasBank.

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

A. Gary Rever is an executive vice president and the chief financial officer of AmericasBank and AmericasBank Corp. and has served in that capacity for AmericasBank since August 4, 2003 and for AmericasBank Corp. since November 13, 2003. Prior to joining AmericasBank, from August 2000 to August 2003, Mr. Rever was the chief financial officer of Avatech Solutions, Inc., a public company that provides design automation and data management solutions for the manufacturing, building design, engineering and infrastructure and facilities management markets. From 1991 to May 1995, Mr. Rever was the chief financial officer of Towson, Maryland based Bank of Maryland. In that position, Mr. Rever was responsible for all staff functions including operations, human resources, facilities and branch administration. Mr. Rever retained his responsibilities at Bank of Maryland following its sale to Mason-Dixon Bancshares, Inc. in May 1995 and in 1998 consolidated the operating functions of Mason-Dixon’s subsidiary banks into Mason-Dixon Business Services, LLC, a service corporation formed to eliminate redundancies and reduce costs. Mr. Rever became president of the service corporation and served in that position through Mason-Dixon’s acquisition by BB&T Corporation in July 1999 and until June 2000. From July 1999 until June 2000, Mr. Rever worked to facilitate Mason-Dixon’s operations into BB&T Corporation. Mr. Rever is a certified Public Accountant.

Ramon F. Roig, Jr., M.D. currently practices internal medicine and gastroenterology in Baltimore, Maryland and is President of Ramon F. Roig, M.D., P.A. He has served in that capacity since 1974.

Graylin E. Smith is a Certified Public Accountant and currently a partner with SB & Company, LLC. Mr. Smith is a founder of the firm and has served as a partner since February 2005. From July 2003 to January 2005, Mr. Smith was a partner with Abrams, Foster, Nole & Williams, P.A. in Baltimore, Maryland. From May 2002 to June 2003, Mr. Smith was a partner with the firm of Ernst & Young, LLP. From June 1981 to May 2002, he was with the firm of Arthur Andersen, LLP. He was appointed partner in September 1996. Mr. Smith is a past Chair of the Maryland Association of Certified Public Accountants and is the present Treasurer of the Associated Black Charities.

John C. Weiss, III currently serves as Chairman and CEO of Claragen, Inc., a development-stage biopharmaceutical company. He has served in that capacity since April, 2004. He also serves as Assistant Professor of Finance at University of Baltimore. He was formerly the Executive Director of the Entrepreneurship Program at the Robert G. Merrick School of Business, University of Baltimore from 1999 to 2004. He also formerly served as Executive in Residence for the Office of Research and Development at the University of Maryland, Baltimore from July 2002 thru June 2004. Since 1990, Mr. Weiss has served on the board of trustees of the St. Agnes Healthcare Foundation in Baltimore, Maryland. Since 1995 he has served on the board of visitors of the University of Maryland, Baltimore, and also served on the board of visitors of Towson University from 1995 to 2004. Mr. Weiss has formerly served in the capacity as either director or partner of several venture capital firms, namely, the Maryland Venture Capital Trust from 1990 to 2002, Anthem Capital, L.P. from 1992 to 1996, and Arete Ventures, Inc. from 1984 to 1990. From 2000 to 2002, Mr. Weiss served as interim Executive Director of the Baltimore City Parking Authority, Inc. Mr. Weiss formerly served on the board of directors of Chesapeake Biological Laboratories, Inc., (NASDAQ: CBLI) Baltimore, Maryland, from 1986 to 1998 and was its president from 1996 to 1998. Mr. Weiss is also an active member of several other community and civic boards in the Baltimore area. Mr. Weiss has a Master of Business Administration degree from Loyola College, Baltimore, Maryland.

The directors of AmericasBank Corp. are divided into three classes, with each class containing one-third of the total number of directors, as near as is possible. Each director serves for a term ending on the date of the third annual meeting of shareholders following the annual meeting at which such director was elected. Pursuant to the charter of AmericasBank Corp., the term of office of one of the three classes of directors expires each year. The officers of AmericasBank Corp. are elected annually by the board of directors following the annual meeting of shareholders and serve for terms of one year or until their successors are duly elected and qualified except where a longer term is expressly provided in an employment contract duly authorized and approved by the board of directors of AmericasBank Corp.

Directors of AmericasBank are elected annually by AmericasBank Corp., its sole shareholder.

Executive Officers Who are Not Directors

John D. Muncks is an executive vice president and chief lending officer of AmericasBank. He has over 20 years of banking experience in the Baltimore and Washington, D.C. metropolitan areas specializing in commercial transactions. Prior to joining AmericasBank on July 28, 2003, Mr. Muncks was a principal of Sign Effects, Inc., an electronic sign business, from November 2000 until its sale in February 2003. From 1991 until 1998, Mr. Muncks served as an Executive Vice President for Signet Bank – Maryland working in both senior lending and credit capacities. Mr. Muncks was retired from 1998 until November 2000.

The officers of AmericasBank Corp. and AmericasBank are elected annually by the respective Boards of Directors following the annual meeting of shareholders and serve for terms of one year or until their successors are duly elected and qualified, except where a longer term is expressly provided in an employment contract duly authorized and approved by the Board of Directors. See “-Employment Agreements.”

Audit Committee Matters

AmericasBank Corp. has a standing Audit Committee. The Audit Committee currently has four members: Graylin E. Smith (Chairman), Savas J. Karas, Kenneth D. Pezzulla and John C. Weiss, III. The Audit Committee’s functions and responsibilities are described in a written charter that was adopted by AmericasBank Corp.’s Board of Directors.

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

Compliance with Section 16(a) of the Exchange Act

AmericasBank Corp.’s directors and executive officers, and persons who beneficially own more than 10% of its common stock, are required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of AmericasBank Corp. To AmericaBank Corp.’s knowledge, based solely on AmericasBank Corp.’s review of copies of such reports furnished to AmericasBank Corp. and written representations that no other reports were required, each of the following persons who, during the fiscal year ended December 31, 2005, was a director, officer or beneficial owner of more than 10% of the AmericasBank Corp.’s Common Stock (a “reporting person”), failed to file on a timely basis the following required reports:

Director Richard C. Faint, Jr., and Allen S. Lloyd, Jr., each failed to file on a timely basis a report on Form 3.

J. Clarence Jameson, who, as of December 31, 2005, beneficially owned more than 10% of AmericasBank Corp.’s common stock failed to file on a timely basis a report on Form 3, and failed to file on a timely basis one report on Form 4 describing one transaction.

The AmericasBank Corp. is not aware of any known failure by a reporting person to file a required form.

Code of Ethics

AmericasBank Corp.’s Board of Directors has adopted a code of ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics for Senior Financial Officers is included as an exhibit to this annual report.

Item 10. Executive Compensation

Director Compensation

Our board of directors has adopted a policy pursuant to which each non-employee director (“Eligible Director”) is eligible to receive an annual retainer of $5,000, payable at the beginning of each calendar year. The policy became effective on December 30, 2005. The Eligible Directors are also eligible to receive an additional payment of $250 per meeting of the board and of a board committee. The chair of each committee and the chairman of the board of directors are each eligible to receive an additional $100 per attended committee meeting. In addition, the Eligible Directors are eligible to receive non-qualified stock options to purchase 500 shares of the our common stock at the end of each calendar year and additional stock options to purchase 1,000 shares of our common stock for each completed three year term of service on the board. The options will be granted under and shall be subject to the terms and provisions of the AmericasBank Corp. 2004 Stock Incentive Plan, as amended from time to time. As of the date of this filing the Board had not taken action with regards to the issuance of the stock options to directors under this policy, but plans to do so in the near future. We also reimburse the Eligible Directors for all reasonable expenses incurred on our behalf.

Prior to the adoption of this policy, we had not paid our directors any fees for their services.

Executive Compensation

The following table sets forth the compensation paid by AmericasBank to its chief executive officer and to any other executive who received compensation in excess of $100,000 during 2005.

Summary Compensation Table

		Annual Compensation				Long-term Compensation
Name and Principal Position	Year	Salary($)		Bonus($)		Securities Underlying Options (#)	All Other Compensation
Mark H. Anders, President & CEO (1)	2005 2004 2003	$ $ $	131,667 125,000 57,291	$	— — —	— 80,000 —	$ $ $	17,328 17,132 7,255	(4) (4) (4)

A. Gary Rever, EVP & CFO (2)	2005 2004 2003	$ $ $	111,667 105,000 43,750	$	— — —	66,875 —	$ $ $	14,328 14,522 5,004	(5) (5) (5)

John D. Muncks, EVP(3)	2005 2004 2003	$ $ $	107,500 95,000 41,045	$	— — —	53,750 —	$ $ $	14,328 14,522 5,630	(6) (6) (6)

(1)	Mr. Anders has served as our president and chief executive officer since July 18, 2003. Mr. Anders also received $15,000 of consulting fees from us in 2003.
(2)	Mr. Rever has served as our executive vice president and chief financial officer since August 4, 2003.
(3)	Mr. Muncks has served as our executive vice president and chief lending officer since July 28, 2003.
(4)	Other compensation for Mr. Anders included a car allowance and paid health insurance of $9,000 and $8,328 respectively for 2005, $9,000 and $8,132, respectively for 2004, and $4,125 and $3,130, respectively, for 2003.
(5)	Other compensation for Mr. Rever included a car allowance and paid health insurance of $6,000 and $8,328 respectively for 2005, $6,000 and $8,522, respectively for 2004, and $2,500 and $2,504, respectively, for 2003.
(6)	Other compensation for Mr. Muncks included a car allowance and paid health insurance of $6,000 and $8,328 respectively for 2005, $6,000 and $8,522, respectively for 2004, and $2,500 and $3,130, respectively, for 2003.

In the event any of our outstanding warrants are exercised, other than in connection with a cashless exercise, we will grant Messrs. Anders, Rever and Muncks, either pursuant to a shareholder approved stock option plan or otherwise, options to purchase additional shares of common stock at an exercise price equal to, as of the date of exercise of the warrant, the lesser of the fair market value of our common stock or the warrant exercise price. The number of options we will grant in such event will equal an amount such that our management would own, assuming the exercise of all options held by management, the same percentage of us both before and after the exercise of the warrants.

The following table sets forth information on the aggregate number of shares of common stock underlying unexercised options held as of December 31, 2005 by Messrs. Anders, Rever and Muncks.

Aggregate Options Table

	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised in-the-Money Options at December 31, 2005
Name	Exercisable	Unexercisable(1)	Exercisable	Unexercisable
Mark H. Anders	8,000	72,000	$0	$0
A. Gary Rever	6,688	60,187	$0	$0
John D. Muncks	5,375	48,375	$0	$0

The exercise price of these options is $8.00 per share, which was equal to the fair market value on the date of grant. The market value of the common stock was $7.30 per share, which is the sales price at which shares of common stock were last sold in over the counter trading on December 31, 2005.

The unexercised options are subject to the following vesting requirements:

General Vesting Rules. Subject to the limitations described under “Vesting Adjustments” below, the stock options granted to Messrs. Anders, Rever, Muncks will vest and become exercisable in accordance with the following provisions:

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

The agreement initially provided for a salary of $125,000. The compensation committee of the board of directors, will review Mr. Anders’ base salary annually and Mr. Anders will be entitled to a five percent increase if he receives a satisfactory performance evaluation from the compensation committee. On August 25, 2005, Mr. Anders’ base salary was increased to $145,000 annually. The agreement does not provide standards that Mr. Anders must meet to achieve a satisfactory performance evaluation; rather such standards will be determined by the compensation committee in its discretion. In addition, the base salary will be renegotiated upwards when and if AmericasBank achieves a one percent return on average assets, as defined under general accounting principals of the banking industry, for any fiscal year. Mr. Anders is also entitled to participate in the 2004 Stock Incentive Plan in addition to any other bonus, incentive or other executive compensation programs made available to senior management of AmericasBank.

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

•	The approval, by the shareholders of either AmericasBank or AmericasBank Corp. of a reorganization, merger or consolidation, with respect to which persons who were the shareholders of either AmericasBank or AmericasBank Corp., as the case may be, immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than fifty percent (50%) of the combined voting power entitled to vote in the election of directors of the reorganized, merged or consolidated company’s then outstanding voting securities;

•	The sale, transfer or assignment of all or substantially all of the assets of the AmericasBank or AmericasBank Corp. to any third party; or’

•	Within any twelve-month period (beginning one year after the effective date of the employment agreement) the persons who were directors of AmericasBank immediately before the beginning of such twelve-month period (the “Incumbent Directors”) cease to constitute at least a majority of such board of directors; provided that any director who was not a director as of the effective date of the employment agreement will be deemed to be an Incumbent Director if that director was elected to such board of directors by, or on the recommendation of or with the approval of, a majority of the directors who then qualified as Incumbent Directors.

•	In the event a change in control has occurred as described in the first three provisions above and the employment agreement is terminated, Mr. Anders is entitled to the following:

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

In the event a change in control occurred, Mr. Anders would receive:

•	$145,000 if the price paid by the entity or entities acquiring voting securities, voting control or assets was less than current book value;

•	If the price paid was equal or greater than book value but less than two times book value or if the change in control occurs pursuant to the fourth change in control provision described above:

•	$145,000 if the return on average assets is less than .75%;

•	$217,500 if the return on average assets if greater than .75% but less than 1%; and

•	$290,000 if the return on average assets is greater than 1

•	$433,550 if the price paid was equal to or greater than two times book value.

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

Mr. Rever’s agreement provides for an initial salary of $105,000 and Mr. Muncks’ agreement provides for an initial salary of $95,000. Mr. Rever and Mr. Muncks base salaries will be reviewed annually by the compensation committee of the board of directors and each will be entitled to receive a five percent increase if he receives a satisfactory performance evaluation from the compensation committee. On August 25, 2005, Mr. Rever’s based salary was increased to $125,000 and Mr. Mr. Munck’s base salary was increased to $125,000. Mr. Rever’s and Mr. Muncks’ agreements do not provide standards that they must meet to achieve a satisfactory performance evaluation; rather such standards will be determined by the compensation committee in its discretion. In addition, their base salaries will be renegotiated upwards when and if AmericasBank achieves a one percent return on average assets for any fiscal year. Mr. Rever and Mr. Muncks also are entitled to participate in the 2004 Stock Incentive Plan in addition to any other bonus, incentive or other executive compensation programs made available to senior management of AmericasBank.

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

In the event a change in control occurred as of December 31, 2004, Mr. Rever would receive $93,750 if the price paid was less than book value and $125,000 if the price paid was equal or greater than book value but less than two times book value. Mr. Muncks would receive $93,750 if the price paid was than book value and $125,000 if the price paid was equal to or greater than book value but less than two times book value.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 31, 2005, with respect to compensation plans under which equity securities of AmericasBank Corp. are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
1998 equity compensation plan approved by security holders(1)	3,995	$40.42	14,505

2004 equity compensation plan approved by security holders(2)	292,851	$8.00	27,929

(1)	Refers to the AmericasBank Corp. 1998 Stock Option Plan.
(2)	Refers to the AmericasBank Corp. 2004 Stock Incentive Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of AmericasBank Corp.’s capital stock as of March 13, 2006 by (i) persons believed by AmericasBank Corp. to beneficially own more than five percent (5%) of the common stock; (ii) AmericasBank Corp.’s directors and executive officers; and (iii) all directors and executive officers of AmericasBank Corp. as a group. Unless otherwise noted below, we believe that each person named in the table has or will have the sole voting and sole investment power with respect to each of the securities reported as owned by such person.

Name of Beneficial Owner(1)	Shares of Common Stock	Warrants to Purchase Common Stock	Options to Purchase Common Stock	Total Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Ownership
Lee W. Warner(2)	33,750	31,250	70	65,070	2.41%
Mark H. Anders(3)	10,000	—	8,000	18,000	0.67%
Nicholas J. Belitsos, M.D(4)	26,508	24,009	390	50,907	1.89%
Richard C. Faint, Jr.	100	—	—	100	0.01%*
Savas J. Karas	62	—	—	62	0.01%*
Allen S. Lloyd, Jr.	100	—	—	100	0.01%*
John D. Muncks(5)	10,000	—	5,375	15,375	0.57%
Mark D. Noar, M.D. (6)	13,127	23,128	215	36,470	1.36%
Kenneth D. Pezzulla (7)	1,575	3,263	2,890	7,728	0.29%
A Gary Rever(8)	10,000	—	6,688	16,688	0.62%
Ramon F. Roig, M.D. (9)	18,000	24,525	430	42,955	1.60%
Graylin E. Smith	62	—	—	62	0.01%*
John C. Weiss, III	62	—	—	62	0.01%*

Directors and Officers as a Group, thirteen (13) people	123,346	106,175	24,058	253,579	9.07%

Jeffrey A. Miller, Eric D. Jacobs, Miller & Jacobs Capital, L.L.C., and Acadia Master Fund I, Ltd. (10)	190,043	—	—	190,043	7.13%
John Sheldon Clark (11)	187,500	—	—	187,500	7.03%

Hot Creek Ventures 2, L.P. (12)	192,918	—	—	192,918	7.23%

Resource America	265,000	—	—	265,000	9.94%

TRF Partners, LLC, Tiedemann Rosinus, L.P. and Michael F. Rosinus(13)	158,000	—	—	158,000	5.92%

*	Numbers have been rounded up to the nearest two-tenths of a percentage.

(1)	Unless otherwise indicated, the address of each person listed in the foregoing table is c/o AmericasBank Corp., 500 York Road, Towson, Maryland 21204. For purposes of this table, beneficial ownership has been determined in accordance with the provision of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, under which, in general, a person is deemed to be the beneficial owner of a security if he or she has the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership within sixty days. Beneficial ownership also includes any shares held in the name of an individual’s spouse, minor children or other relatives living in the individual’s home. Accordingly, the total number of shares beneficially owned includes shares of capital stock owned by the named persons as of March 13, 2006 and shares of common stock subject warrants and/or options held by the named persons that are exercisable as of, or within 60 days of, March 13, 2006. The shares of common stock subject to warrants or options are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2)	The shares of common stock and the warrants are held jointly with Mr. Warner’s wife, as to which Mr. Warner shares voting and investment power.
(3)	6,250 of the shares of common stock are held for the benefit of Mr. Anders’ IRA, as to which Mr. Anders has sole voting and investment power.
(4)	1,250 of the shares of common stock and 1,250 of the warrants are held for the benefit of the Nicholas J. Belitsos, M.D. Profit Sharing Trust, as to which Dr. Belitsos is the sole trustee; 12,750 shares of the common stock and 250 of the warrants are held jointly with Dr. Belitsos’ wife, as to which Dr. Belitsos shares voting and investment power; 175 shares of the common stock and 175 warrants are held by dependent children; and 250 of the shares of common stock and 250 of the warrants are held by Dr. Belitsos’ wife. Dr. Belitsos disclaims beneficial ownership as to the shares of common stock and warrants held by his wife.
(5)	6,250 of the shares of common stock are held for the benefit of Mr. Muncks’ IRA, as to which Mr. Muncks has sole voting and investment power.
(6)	8,566 of the shares of common stock and 12,566 of the warrants are held jointly with Dr. Noar’s wife, as to which Dr. Noar shares voting and investment power; 3,455 of the shares of common stock and 9,455 of the warrants are held by dependent children; 546 of the shares of the common stock and 546 of the warrants are held for the benefit of Dr. Noar’s IRA, as to which Dr. Noar has sole voting and investment power; and 546 of the shares of the common stock and 546 of the warrants are held by Dr. Noar’s wife’s IRA.
(7)	750 of the shares of common stock and 750 of the warrants are held for the benefit of Mr. Pezzulla’s IRA, as to which Mr. Pezzulla has sole voting and investment power and 812 shares of common stock and 2,500 warrants are held jointly with Mr. Pezzulla’s wife.
(8)	6,250 of the shares of common stock are held for the benefit of Mr. Rever’s IRA, as to which Mr. Rever has sole voting and investment power.
(9)	750 of the shares of the common stock and 750 of the warrants are held for the benefit of Dr. Roig’s IRA, as to which Dr. Roig has sole voting and investment power; 750 shares are held jointly with Dr. Roig’s wife; 10,525 of the shares of common stock and 10,525 of the warrants are held for the benefit of Raymond F. Roig, Jr., M.D. P.A. Profit Sharing Plan & Trust, as to which Dr. Roig is the sole trustee; and 500 of the shares of common stock and 500 of the warrants are held for the benefit of Dr. Roig’s wife’s IRA, as to which Mrs. Roig has sole voting and investment power. Dr Roig disclaims beneficial ownership as to the shares of common stock and warrants held for the benefit of his wife’s IRA.
(10)	The information set forth in this footnote is based solely on a review of the Schedule 13G filed with the SEC on July 29, 2005 by Jeffrey A. Miller, Eric D. Jacobs, Miller & Jacobs Capital, L.L.C. and Acadia Master Fund I, Ltd. Messrs. Miller and Jacobs do not directly own any shares of the common stock, but they indirectly own 280,173 (or 70,043 shares after the reverse stock split) of common stock due to their capacity as sole managers and members of Miller & Jacobs Capital, L.L.C, which in turn (a) serves as the investment manager for Acadia Master Fund I, Ltd., (b) serves as a sub-advisor with discretionary investment authority for Acadia Life International, Ltd and (c) serves as a sub-advisor with discretionary investment authority for Avant Garde Investment, Ltd. The address for Messrs. Miller and Jacobs and Miller & Jacobs Capital, L.L.C. is P.O. Box 26039, Gallows Bay Station, Christiansted, St.Croix, USVI 00824. In the same filing, Acadia Master Fund I, Ltd. indicates that it beneficially owns 273,932 (or 68,483 shares after the reverse stock split) shares of common stock and that its address is c/o Butterfield Fund Services (Bermuda) Limited, Rosebank Center, 11 Bermudiana Road, Hamilton HM 08, Bermuda.
(11)	The information set forth in this footnote is based solely on a review of the Schedule 13D filed with the SEC on April 7, 2004 by John Sheldon Clark. Mr. Clark has indicated that he has beneficial ownership of 270,000 (or 67,500 shares after the reverse stock split) shares of common stock and that his address is 1633 Broadway, 30th Floor, New York, New York 10019.
(12)	The information set forth in this footnote is based solely on a review of the Schedule 13G filed with the SEC on August 10, 2005 by Hot Creek Capital, L. L. C., Hot Creek Investors, L.P., and David M. W. Harvey which indicates ownership of 291,675 (or 72,918 shares after the reverse stock split). Hot Creek Capital, L.L.C. is the general partner of Hot Creek Ventures 2, L.P. (“Ventures”) and David M. W. Harvey is the principal member in each of these two entities. As a result, Hot Creek Capital, L.L.C. and Mr. Harvey may be considered the beneficial owners of any shares deemed to be beneficially owned by Ventures. Each of Mr. Harvey and Hot Creek Capital, L.L.C. disclaims any beneficial ownership of the shares owned by Ventures. Their address is 6900 South McCarran Boulevard, Suite 3040, Reno, Nevada.
(13)	The information set forth in this footnote is based solely on a review of the Schedule 13G filed with the SEC on March 15, 2006 by TRF Partners, LLC having an address of One Northfield Plaza, Suite 300, Northfield, Illinois 60093, Tiedemann Rosinus, L.P. having an address of 535 Madison Avenue, 37th Floor, New York, New York 10022-4212, and Michael F. Rosinus having an address of One Northfield Plaza, Suite 300, Northfield, Illinois 60093, which indicates beneficial ownership of 150,000, 150,000, and 158, 000 respectively. Michael F. Rosinus is the authorized person of Tiedemann Rosinus, L.P., which is the investment manager of TRF Partners, LLC. As a result, Michael F. Rosinus and Tiedemann Rosinus, L.P. may be considered the beneficial owners of any shares deemed to be beneficially owned by TRF Partners, LLC. Michael F. Rosinus beneficially owns an additional 8,000 shares held by an investment retirement account for Michael F. Rosinus. TRF Partners, LLC and Tiedemann Rosinus, L.P. disclaim beneficial ownership as to the shares held by the investment retirement account for Michael F. Rosinus.

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

The aggregate amount of loans outstanding at December 31, 2005, 2004 and 2003 to AmericasBank’s directors, officers and their affiliates was approximately $737,882, $394,959 and $1,127,242.

Mr. Karas has provided and may continue to provide consulting services to AmericasBank Corp. and AmericasBank. For the years ended December 31, 2005, 2004 and 2003, we paid Mr. Karas an aggregate of $0, $20,000 and $0, respectively, for these services.

Mr. Warner has provided and may continue to provide insurance consulting services to AmericasBank Corp. and AmericasBank. For the year ended December 31, 2005, we purchased key man life insurance for two of our executives and paid $7,710 in insurance premiums to an insurance company. Mr. Warner acts as a broker for that particular insurance company. No amounts were paid to the insurance company or Mr. Warner for the years ended December 31, 2004 and 2003.

We expect that any business transactions with our or AmericasBank’s directors, executive officers or holders of five percent or more of our capital stock, will be made on terms that are no less favorable to us and AmericasBank than those that could be obtained from unaffiliated third parties.

Item 13. Exhibits

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
1.1(I)	Underwriting Agreement between AmericasBank Corp. and McKinnon & Company, Inc. dated March 6, 2006.

3.1(A)	Articles of Incorporation of AmericasBank Corp.

3.2(B)	Articles of Amendment of AmericasBank Corp. dated August 25, 2005.

3.3(B)	Articles of Amendment of AmericasBank Corp. dated August 22, 2005.

3.4(C)	Articles of Amendment of AmericasBank Corp. dated August 4, 2005.

3.5*	Articles of Amendment of AmericasBank Corp. dated February 6, 2004.

3.6*	Articles of Amendment of AmericasBank Corp. dated January 14, 2004.

3.7(G)	Article of Amendment dated June 10, 2004.

3.8(G)	Articles Supplementary adding Series A Preferred Stock dated March 28, 2003.

3.9(G)	Articles Supplementary removing Series A Preferred Stock dated September 29, 2004.

3.9(D)	Second Amended and Restated Bylaws of AmericasBank Corp.

4.1(A)	Form of Common Stock Certificates of AmericasBank Corp.

4.2(A)	Form of Purchase Warrant, Series A.

4.3(A)	Form of Purchase Warrant, Series B.

4.4(A)	Form of Purchase Warrant, Series C.

4.5(A)	Form of Purchase Warrant, Series E.

10.1(A)	Amended Employment Agreement between Mark H. Anders and AmericasBank Corp. dated July 18, 2003.

10.2(A)	Amended Employment Agreement between Arthur G. Rever and AmericasBank Corp. dated August 4, 2003.

10.3(A)	Amended Employment Agreement between John D. Muncks and AmericasBank Corp. dated July 28, 2003.

10.4(A)	AmericasBank Corp. 1998 Stock Option Plan.

10.5(E)	AmericasBank Corp. 2004 Stock Incentive Plan.

10.6(D)	Form of Incentive Stock Option Agreement for Employees other than Mark H. Anders, A. Gary Rever and John D. Muncks for the AmericasBank Corp. 2004 Stock Option Plan.

10.7(E)	Incentive Stock Option Grant Agreement dated March 11, 2004 between Mark Anders and AmericasBank Corp.

10.8(E)	Incentive Stock Option Grant Agreement dated March 11, 2004 between Gary Rever and AmericasBank Corp.

10.9(E)	Incentive Stock Option Grant Agreement dated March 11, 2004 between John Muncks and AmericasBank Corp.

10.10(F)	First Lease Option Confirmation Agreement dated September 28, 2005.

10.11(A)	Lease Agreement between Highlandtown Village Shopping Center and AmericasBank Corp.

10.12(F)	Increase in Salaries of Executive Officers.

10.13(K)	AmericasBank Corp. and AmericasBank Director Compensation Policy.

14(J)	Code of Ethics for Senior Financial Officers. 21(H) Subsidiaries of the Registrant.

23.1	Consent of Rowles & Company, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed by AmericasBank Corp. as part of AmericasBank Corp.’s Registration Statement on Form SB-1, as amended, under the Securities Exchange Act of 1934, (File Number 333-28881).
(A)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Registration Statement Form SB-2 under the Securities Act of 1933, as amended (Registration Number 333-110947).
(B)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Current Report on Form 8-K filed August 26, 2005, under the Securities Act of 1933, as amended (Registration Number 000-22925).
(C)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Current Report on Form 8-K filed August 16, 2005, under the Securities Act of 1933, as amended (Registration Number 000-22925).
(D)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-119373).
(E)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp. Quarterly Report on Form 10-QSB filed on May 14, 2004.

(F)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Quarterly Report on Form 10-QSB filed on November 14, 2005.
(G)	Previously filed by AmericasBank Corp. as part of, and incorporated by reference from, AmericasBank Corp.’s Annual Report of Form 10KSB filed on March 31, 2005.
(H)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Registration Statement Form SB-2 under the Securities Act of 1933, as amended (Registration Number 333-130542).
(I)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Current Report on Form 8-K filed March 6, 2006, under the Securities Act of 1933, as amended (Registration Number 000-22925).
(J)	Previously filed by AmericasBank Corp. as part of, and incorporated by reference from, AmericasBank Corp.’s Annual Report of Form 10KSB filed on March 30, 2004.
(K)	Previously filed by AmericasBank Corp. as part of, and incorporated by reference from, AmericasBank Corp.’s Current Report on Form 8-K filed December 23, 2005, under the Securities Act of 1933, as amended (Registration Number 000-22925).

Note: Exhibits 10.1 through 10.9, 10.12 and 10.13 relate to management contracts or compensatory plans or arrangements.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Rowles & Co, LLP for the audit of AmericasBank Corp.’s annual consolidated financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services rendered by Rowles & Co., LLP during those periods.

	December 31,
	2005	2004
Audit fees(1)	$39,150	$30,519
Audit related fee(2)	12,340	5,934
Tax fees(3)	2,500	4,576
All other fees(4)	—	648

Total	$53,990	$41,677

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of AmericasBank Corp.’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Rowles & Company in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of AmericasBank Corp’s consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees for services other than the services reported above. In 2004, this category included internal audits.

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

AMERICASBANK CORP.

Date: March 30, 2006	By:	/s/ Mark H. Anders
Mark H. Anders, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Lee W. Warner Lee W. Warner	Chairman, Director	March 30, 2006

/s/ Mark H. Anders Mark H. Anders	President, CEO and Principal Executive Officer; Director	March 30, 2006

/s/ Nicholas J. Belitsos, M.D. Nicholas J. Belitsos, M.D.	Secretary, Director	March 30, 2006

/s/ Richard C. Faint Richard C. Faint	Director	March 30, 2006

/s/ Allen S. Lloyd, Jr. Allen S. Lloyd, Jr.	Director	March 30, 2006

/s/ Savas J. Karas Savas J. Karas	Director	March 30, 2006

/s/ Mark D. Noar, M.D Mark D. Noar, M.D.	Vice Chairman; Director	March 30, 2006

/s/ Kenneth D. Pezzulla Kenneth D. Pezzulla	Director	March 30, 2006

/s/ A. Gary Rever A. Gary Rever	Executive Vice President, Chief Financial Officer; Principal Financial Officer and Principal Accounting Officer; Director, Assistant Secretary	March 30, 2006

/s/ Ramon Roig, M.D. Ramon F. Roig, M.D.	Director	March 30, 2006

/s/ Graylin E. Smith Graylin E. Smith	Director	March 30, 2006

/s/ John C. Weiss, III John C. Weiss, III	Director	March 30, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
1.1(I)	Underwriting Agreement between AmericasBank Corp. and McKinnon & Company, Inc. dated March 6, 2006.

3.1(A)	Articles of Incorporation of AmericasBank Corp.

3.2(B)	Articles of Amendment of AmericasBank Corp. dated August 25, 2005.

3.3(B)	Articles of Amendment of AmericasBank Corp. dated August 22, 2005.

3.4(C)	Articles of Amendment of AmericasBank Corp. dated August 4, 2005.

3.5*	Articles of Amendment of AmericasBank Corp. dated February 6, 2004.

3.6*	Articles of Amendment of AmericasBank Corp. dated January 14, 2004.

3.7(G)	Article of Amendment dated June 10, 2004.

3.8(G)	Articles Supplementary adding Series A Preferred Stock dated March 28, 2003.

3.9(G)	Articles Supplementary removing Series A Preferred Stock dated September 29, 2004.

3.9(D)	Second Amended and Restated Bylaws of AmericasBank Corp.

4.1(A)	Form of Common Stock Certificates of AmericasBank Corp.

4.2(A)	Form of Purchase Warrant, Series A.

4.3(A)	Form of Purchase Warrant, Series B.

4.4(A)	Form of Purchase Warrant, Series C.

4.5(A)	Form of Purchase Warrant, Series E.

10.1(A)	Amended Employment Agreement between Mark H. Anders and AmericasBank Corp. dated July 18, 2003.

10.2(A)	Amended Employment Agreement between Arthur G. Rever and AmericasBank Corp. dated August 4, 2003.

10.3(A)	Amended Employment Agreement between John D. Muncks and AmericasBank Corp. dated July 28, 2003.

10.4(A)	AmericasBank Corp. 1998 Stock Option Plan.

10.5(E)	AmericasBank Corp. 2004 Stock Incentive Plan.

10.6(D)	Form of Incentive Stock Option Agreement for Employees other than Mark H. Anders, A. Gary Rever and John D. Muncks for the AmericasBank Corp. 2004 Stock Option Plan.

10.7(E)	Incentive Stock Option Grant Agreement dated March 11, 2004 between Mark Anders and AmericasBank Corp.

10.8(E)	Incentive Stock Option Grant Agreement dated March 11, 2004 between Gary Rever and AmericasBank Corp.

10.9(E)	Incentive Stock Option Grant Agreement dated March 11, 2004 between John Muncks and AmericasBank Corp.

10.10(F)	First Lease Option Confirmation Agreement dated September 28, 2005.

10.11(A)	Lease Agreement between Highlandtown Village Shopping Center and AmericasBank Corp.

10.12(F)	Increase in Salaries of Executive Officers.

10.13(K)	AmericasBank Corp. and AmericasBank Director Compensation Policy.

14(J)	Code of Ethics for Senior Financial Officers. 21(H) Subsidiaries of the Registrant.

23.1	Consent of Rowles & Company, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed by AmericasBank Corp. as part of AmericasBank Corp.’s Registration Statement on Form SB-1, as amended, under the Securities Exchange Act of 1934, (File Number 333-28881).
(A)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Registration Statement Form SB-2 under the Securities Act of 1933, as amended (Registration Number 333-110947).
(B)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Current Report on Form 8-K filed August 26, 2005, under the Securities Act of 1933, as amended (Registration Number 000-22925).
(C)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Current Report on Form 8-K filed August 16, 2005, under the Securities Act of 1933, as amended (Registration Number 000-22925).
(D)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-119373).
(E)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp. Quarterly Report on Form 10-QSB filed on May 14, 2004.
(F)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Quarterly Report on Form 10-QSB filed on November 14, 2005.
(G)	Previously filed by AmericasBank Corp. as part of, and incorporated by reference from, AmericasBank Corp.’s Annual Report of Form 10KSB filed on March 31, 2005.

(H)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Registration Statement Form SB-2 under the Securities Act of 1933, as amended (Registration Number 333-130542).
(I)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Current Report on Form 8-K filed March 6, 2006, under the Securities Act of 1933, as amended (Registration Number 000-22925).
(J)	Previously filed by AmericasBank Corp. as part of, and incorporated by reference from, AmericasBank Corp.’s Annual Report of Form 10KSB filed on March 30, 2004.
(K)	Previously filed by AmericasBank Corp. as part of, and incorporated by reference from, AmericasBank Corp.’s Current Report on Form 8-K filed December 23, 2005, under the Securities Act of 1933, as amended (Registation Number 000-22925).

Note: Exhibits 10.1 through 10.9, 10.12 and 10.13 relate to management contracts or compensatory plans or arrangements.

AmericasBank Corp. and Subsidiary

Consolidated Financial Statements

December 31, 2005

AmericasBank Corp. and Subsidiary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AmericasBank Corp.

Towson, Maryland

We have audited the accompanying consolidated balance sheets of AmericasBank Corp. and Subsidiary as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmericasBank Corp. and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rowles & Company, LLP

Baltimore, Maryland

February 8, 2006, except for the subsequent event

described in Note 3, as to which the date is March 13, 2006.

AmericasBank Corp. and Subsidiary

Consolidated Balance Sheets

December 31,	2005	2004 (1)
Assets
Cash and due from banks	$1,957,870	$866,960
Federal funds sold and Federal Home Loan Bank deposit	18,440,881	4,356,587

Cash and cash equivalents	20,398,751	5,223,547
Securities available for sale	30,000	348,182
Federal Home Loan Bank and Federal Reserve Bank stock at cost	238,500	132,550
Loans held for sale	1,223,616	1,617,048
Loans and leases, less allowance of $366,910 and $315,127	48,989,605	31,245,162
Premises and equipment	1,005,561	963,560
Accrued interest receivable	263,039	140,898
Goodwill	266,985	266,985
Intangible assets	24,222	28,222
Other assets	305,785	165,945

	$72,746,064	$40,132,099

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$7,998,387	$2,226,222
Interest-bearing	59,177,095	32,344,071

Total deposits	67,175,482	34,570,293
Other liabilities	314,531	166,002

	67,490,013	34,736,295

Stockholders’ equity
Common stock, par value $.01 per share; 30,000,000 shares authorized, issued and outstanding 941,702, shares	9,417	9,417
Preferred stock, par value $.01 per share; 5,000,000 shares authorized, issued and outstanding 0 shares	—	—
Additional paid-in capital	11,634,984	11,449,191
Accumulated deficit	(6,388,350)	(6,080,564)
Accumulated other comprehensive income	—	17,760

	5,256,051	5,395,804

	$72,746,064	$40,132,099

(1)	The December 31, 2004 consolidated balance sheet has been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended, as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Operations

Years ended December 31,	2005	2004 (1)
Interest revenue
Loans and leases, including fees	$3,037,462	$1,449,372
Federal funds sold and Federal Home Loan Bank deposit	446,113	119,093
Preferred trust securities	7,417	30,000
Mortgage-backed securities	—	155
Other	12,665	8,384

Total interest revenue	3,503,657	1,607,004

Interest expense
Deposits	1,685,153	779,527

Net interest income	1,818,504	827,477

Provision for loan and lease losses	52,000	20,000

Net interest income after provision for loan and lease losses	1,766,504	807,477

Noninterest revenue
Service charges on deposit accounts and other fees	84,467	58,707
Mortgage banking gains and fees	484,898	179,563

Total noninterest revenue	569,365	238,270

Noninterest expenses
Salaries	1,176,913	1,308,652
Employee benefits	309,735	251,049
Occupancy	176,231	143,344
Furniture and equipment	116,787	101,704
Other	863,989	774,333

Total noninterest expenses	2,643,655	2,579,082

Loss before income taxes	(307,786)	(1,533,335)

Income taxes	—	—

Net loss	$(307,786)	$(1,533,335)

Loss per common share - basic and diluted	$(0.33)	$(1.95)

(1)	Results for the year ended December 31, 2004, have been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended, as discussed in Note 2

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2005 and 2004

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Comprehensive income
	Shares	Par value
Balance, December 31, 2003	197,765	$1,978	$6,060,182	$(4,547,229)	$17,706
Net loss (1)	—	—	—	(1,533,335)	—	$(1,533,335)
Unrealized gain on investment securities available for sale, net	—	—	—	—	54	54

Comprehensive income						$(1,533,281)

Stock-based compensation expense	—	—	238,357	—	—
Restricted common stock issued, net	25,000	250	129,250	—	—
Common stock issued, net	718,937	7,189	5,021,402	—	—

Balance, December 31, 2004	941,702	9,417	11,449,191	(6,080,564)	17,760
Net loss	—	—	—	(307,786)	—	$(307,786)
Unrealized loss on investment securities available for sale, net	—	—	—	—	(17,760)	(17,760)

Comprehensive income						$(325,546)

Stock-based compensation expense	—	—	186,120	—	—
Cash paid for fractional shares resulting from reverse stock split	—	—	(327)	—	—

Balance, December 31, 2005	941,702	$9,417	$11,634,984	$(6,388,350)	$—

(1)	Net loss for the year ended December 31, 2004, has been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended, as discussed in Note 2

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

Years ended December 31,	2005	2004 (1)
Cash flows from operating activities
Interest received	$3,334,493	$1,663,914
Fees and commissions received	84,467	54,703
Interest paid	(1,646,166)	(767,999)
Proceeds from sales of loans held for sale	40,223,265	27,487,511
Originations of loans held for sale	(39,344,935)	(27,695,955)
Cash paid to suppliers and employees	(2,343,927)	(2,156,546)

	307,197	(1,414,372)

Cash flows from investing activities
Proceeds from maturity and call of investment securities Available for sale	300,422	18,298
Redemption of Federal Home Loan Bank stock	(105,950)	26,300
Acquisition of mortgage company	—	(145,000)
Loans and leases made, net of principal collected	(17,749,420)	(15,944,520)
Proceeds from sale of foreclosed real estate	—	23,453
Purchase of premises, equipment and software	(181,907)	(269,404)

	(17,736,855)	(16,290,873)

Cash flows from financing activities
Net increase in time deposits	16,471,768	8,266,791
Net increase in other deposits	16,133,421	894,664
Cash payment for fractional shares	(327)	—
Proceeds from issuance of common stock	—	5,028,591

	32,604,862	14,190,046

Net increase (decrease) in cash and cash equivalents	15,175,204	(3,515,199)

Cash and cash equivalents at beginning of year	5,223,547	8,738,746

Cash and cash equivalents at end of year	$20,398,751	$5,223,547

(1)	The Consolidated Statement of Cash Flows for the year ended December 31 2004, has been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended, as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31,	2005	2004 (1)
Reconciliation of net loss to net cash
provided by operating activities
Net loss	$(307,786)	$(1,533,335)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	173,831	146,987
Provision for loan and lease losses	52,000	20,000
Amortization of security premiums	—	140
Stock-based compensation	186,120	238,357
Gain on sale of foreclosed real estate	—	(4,004)
Amortization of loan premium and other intangible assets	4,000	3,499
Increase (decrease) in
Deferred loan fees and costs, net	(47,023)	123,423
Accrued interest payable	38,987	11,528
Other liabilities	109,542	30,922
Decrease (increase) in
Loans held for sale	393,432	(388,007)
Accrued interest receivable	(122,141)	(70,153)
Other assets	(173,765)	6,271

	$307,197	$(1,414,372)

(1)	The Consolidated Statement of Cash Flows for the year ended December 31 2004, has been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended, as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

The accounting and reporting policies reflected in the financial statements conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of commitments and contingent liabilities at the date of the financial statements and revenues and expenses during the year. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of AmericasBank Corp. (the Company) and its wholly-owned subsidiary AmericasBank (the Bank). Intercompany balances and transactions have been eliminated.

Business

The Bank provides credit and deposit services to individuals and businesses located in Baltimore County, Baltimore City, and surrounding areas of central Maryland.

Effective October 12, 2005, the written agreement under which the Company and the Bank were operating was terminated. See note16.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform with the current year presentation.

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

Loans held for sale (Continued)

The Company enters into commitments to originate loans that are to be held for sale. The interest rate on the loan is determined prior to funding through a rate lock commitment. Rate lock commitments on loans held for sale are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments. The Company commits to sell a loan at the time the borrower commits to an interest rate so that the eventual buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

Loans and leases

Loans and leases are stated at face value, adjusted for deferred origination costs, deferred origination fees, and the allowance for loan and lease losses.

Interest on loans and leases is accrued based on the principal amounts outstanding. Origination fees and costs are deferred and recognized as an adjustment of the related yield using an approximate interest method. The accrual of interest is discontinued when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Past due status is based on the contractual terms of the loan or lease.

Loans and leases are considered impaired when, based on current information, management considers it unlikely that the collection of principal and interest payments will be made according to contractual terms. Generally, loans and leases are not reviewed for impairment until the accrual of interest has been discontinued. If collection of principal is evaluated as doubtful, all payments are applied to principal.

The allowance for loan and lease losses represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans, leases and other extensions of credit that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans and leases. Management performs an ongoing review of its portfolio, maintaining a watch list of problem loans and leases. These problem loans and leases are graded and assigned risk-based factors for potential losses. The remaining loans and leases are assigned risk-based factors, based on type, without a detailed review of the individual credits. Actual loan and lease performance may differ from management’s estimates.

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

Premises and equipment

Premises and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful life of the assets.

Advertising costs

The Bank expenses advertising costs as they are incurred.

Reverse stock split

On August 3, 2005, the Company’s board of directors authorized a one-for-four reverse stock split where every four shares of common stock converted into one share. The record date of the reverse stock split was August 22, 2005, and the split was effective on August 23, 2005. Fractional shares resulting from the split were converted to cash. All share and per share data included in the consolidated financial statements have been restated to reflect the stock split.

Goodwill and intangible assets

Goodwill represents the cost in excess of the fair value of net assets acquired in transactions accounted for as purchases. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill no longer be amortized over an estimated useful life, but rather be tested at least annually for impairment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess. Intangible assets other than goodwill, which are determined to have finite lives, continue to be amortized using the straight-line over periods ranging from five to fifteen years.

Computer software is recorded at cost and amortized over three to five years using the straight-line method.

Loan premiums are amortized over fifteen years.

Stock-based compensation

Effective January 1, 2005, AmericasBank Corp. began recognizing expense for stock-based compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended. Under SFAS No. 123, stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date fair value of the stock-based compensation that is expected to vest. In implementing the fair value method of accounting described in SFAS No. 123, the Company chose the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amended SFAS No. 123. As a result, financial information for all periods presented has been restated to reflect the salaries expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees. Also, the use of the retroactive restatement method resulted in the restatement of previously reported balances of additional paid-in capital and accumulated deficit.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Stock-based compensation (Continued)

The Company had previously used the intrinsic value method to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at any measurement date is greater than the amount the employee must pay to acquire the stock. Accordingly, no compensation expense was recognized for stock option awards to employees under the Company’s stock option plans since the exercise price of stock options granted was equal to the market price of the underlying stock at date of grant.

The following table presents the impact of adopting the fair value provisions of SFAS No. 123.

	2005	2004
Net loss without adoption of SFAS No. 123	$(121,666)	$(1,294,978)
Additional expense as a result of adoption of SFAS No. 123	(186,120)	(238,357)

Net loss with adoption of SFAS No. 123	$(307,786)	$(1,533,335)

Net loss per share - basic and diluted
Without adoption of SFAS No. 123	$(0.13)	$(1.64)
With adoption of SFAS No. 123	$(0.33)	$(1.95)

The weighted average fair value of options granted in 2005 and 2004 was $2.54 and $2.60 per share, respectively. The value was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	2005	2004
Expected volatility	29.17%	27.44%
Risk-free interest rate	4.24% - 4.31%	4.00%
Dividend yield	0.00%	0.00%
Expected lives	5-9 years	10 years

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

Loss per share

Loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. There were 941,702 and 785,082 weighted average common shares outstanding during 2005 and 2004.

Diluted earnings per share is determined by adjusting average shares of common stock outstanding by the potentially dilutive effects of stock options and warrants outstanding. The dilutive effects of stock options and warrants are computed using the treasury stock method. In loss periods, the potentially dilutive effect of stock options and warrants are excluded since the effect would be anti-dilutive.

2.	Retroactive Restatement - Stock-Based Compensation

Effective January 1, 2005, AmericasBank Corp. began recognizing expense for stock-based compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended. As a result, salaries expense for the year ended December 31, 2004 included $238,357 of stock-based compensation. We have chosen the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amended SFAS No. 123. As a result, financial information for all prior periods presented have been restated to reflect the salaries expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees. The use of the retroactive restatement method resulted in the restatement of previously reported balances of additional paid-in capital and accumulated deficit. As of December 31, 2003, previously reported additional paid-in capital was increased by $48,553 and accumulated deficit was increased by the same amount.

3.	Subsequent Event

On March 10, 2006, the Company sold 1,725,000 shares of its common stock for $7.00 per share. Net proceeds from the offering was approximately $11,000,000. The Company will use the proceeds from the offering to infuse capital to the Bank. On March 13, 2006, the common stock of the Company began to be quoted for trading on the NASDAQ Capital Market.

4.	Acquisition

On October 5, 2004, AmericasBank completed the acquisition of certain assets and assumed certain liabilities of uvm Mortgage Marketing, Inc. of Towson, Maryland. The principal and sole shareholder of uvm Mortgage Marketing Inc. agreed to a five-year employment agreement and became the manager of the Towson mortgage production office.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

4.	Acquisition (Continued)

The purchase price of $274,500 consisted of cash and 25,000 restricted shares of AmericasBank Corp. common stock that vest over two years. In determining the purchase price, a discount was applied to the value of the restricted shares after taking into account operating losses of the Company, the volume of stock sales in the market, the trading market of the stock, and any resale agreement provisions included in the terms of the acquisition. Furniture, equipment, trade name, and customer lists acquired as part of the purchase were recorded at fair value and are being amortized over their useful lives ranging from three to five years. Goodwill in the amount of $266,985 was recorded and will be tested at least annually for impairment. The Goodwill will be amortized over 15 years for income tax purposes.

The Bank assumed the remaining term of a three year lease for 1,179 square feet of office space located in Towson, Maryland. The lease payments were determined to be at market.

The consolidated financial statements include the results of operations of uvm Mortgage Marketing, Inc. since the date of purchase.

The following schedule summarizes investing activities related to the acquisition included in the consolidated statements of cash flows for the year ended December 31, 2004:

2004
Fair value of tangible and intangible assets acquired	$7,515
Goodwill acquired	266,985
Estimated fair value of restricted stock issued as part of acquisition	(129,500)

Cash paid for acquisition	$145,000

Operating results of uvm Mortgage Marketing, Inc., prior to the purchase date, are not readily determinable.

5.	Cash and Cash Equivalents

The Bank normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit were $34,628 for 2005 and $344,866 for 2004. The Bank also sells federal funds on an unsecured basis to the same banks. Average balances sold were $12,634,449 for 2005 and $8,218,600 for 2004. Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

6.	Investment Securities

Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2005
Available for sale
Equity	$30,000	$—	$—	$30,000

December 31, 2004
Available for sale
Preferred trust	$300,000	$17,760	$—	$317,760
Mortgage-backed	422	—	—	422
Equity	30,000	—	—	30,000

	$330,422	$17,760	$—	$348,182

Contractual maturities at December 31, 2005 and 2004 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All investment securities held by the Company at December 31, 2005 and 2004 were classified as available for sale.

	Available for sale
	Amortized cost	Fair value
December 31, 2005
Maturing
Equity security - no maturity	$30,000	$30,000

December 31, 2004
Maturing
Over one to five years	$300,000	$317,760
Mortgage-backed, due in monthly installments	422	422
Equity security - no maturity	30,000	30,000

	$330,422	$348,182

No investment securities were sold prior to maturity in 2005 or 2004.

There were no pledged investment securities at December 31, 2005 or 2004.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

7.	Loans

Major classifications of loans are as follows:

	2005	2004
Residential real estate	$23,649,677	$15,743,998
Construction and land development	8,393,858	3,975,815
Commercial, including real estate	8,761,445	5,688,317
Commercial finance leases	1,864,492	3,751,607
Home equity	6,480,724	2,171,661
Installment	299,556	369,151

	49,449,752	31,700,549
Deferred loan origination fees, net of cost	(93,237)	(140,260)
Allowance for loan and lease losses	(366,910)	(315,127)

	$48,989,605	$31,245,162

The following table presents the maturities or repricing periods of our loan portfolio at December 31, 2005:

	Loan Maturity Distribution at December 31, 2005
	1 year or less	1-5 years	After 5 years	Total
Residential real estate	$4,724,232	$1,643,591	$17,281,854	$23,649,677
Construction and land development	4,465,062	2,674,745	1,254,051	8,393,858
Commercial, including real estate	1,152,203	1,429,423	6,179,819	8,761,445
Commercial finance leases	196,281	1,668,211	—	1,864,492
Home equity	551,182	39,199	5,890,343	6,480,724
Installment	36,227	81,980	181,349	299,556

Total loans	$11,125,187	$7,537,149	$30,787,416	$49,449,752

Fixed rate	$4,426,908	$4,744,128	$4,109,942	$13,280,978
Variable rate	6,698,279	2,793,021	26,677,474	36,168,774

Total loans	$11,125,187	$7,537,149	$30,787,416	$49,449,752

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

7.	Loans (Continued)

Transactions in the allowance for loan and lease losses were as follows:

	2005	2004
Balance, beginning of year	$315,127	$275,077
Provision charged to operations	52,000	20,000
Recoveries	—	20,407

	367,127	315,484
Loans charged off	217	357

Balance, end of year	$366,910	$315,127

Loans past due 90 days or more and still accruing interest	$—	$121,616

Information regarding nonaccrual loans is as follows:

	2005	2004
Nonaccrual loans	$622,761	$54,126
Unrecorded interest on nonaccrual loans	51,922	6,521
Specific reserve for non accrual loans included in the allowance for loan and lease losses	29,388	15,000

As of December 31, 2005 and 2004, management had not classified any loans as impaired other than the nonaccrual loans.

The Bank makes loans and leases to customers located primarily in Baltimore County, Baltimore City, and surrounding areas of central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

8.	Credit Commitments

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	2005	2004
Unused lines of credit
Commercial mortgage	$92,000	$712,145
Residential mortgage	2,653,335	144,297
Commercial	1,062,380	398,503
Home equity	3,805,750	445,104

	$7,613,465	$1,700,049

Construction and land development loan commitments	$5,071,512	$1,326,321

Letters of Credit	$60,713	$89,768

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

9.	Related Party Transactions

The executive officers and directors of the Bank enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. At December 31, 2005 and 2004, the total amounts of loans outstanding to executive officers and directors, including loans to their related interests, were $737,882 and $394,959, respectively. Activity in the loans during 2005 and 2004 was as follows:

	2005	2004
Balance, beginning of year	$394,959	$1,127,242
New loans	465,000	205,000
Payments	(122,077)	(100,557)
Changes in officers and directors	—	(836,726)

Balance, end of year	$737,882	$394,959

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

9.	Related Party Transactions (Continued)

At December 31, 2005 and 2004, the total amounts of deposits outstanding from executive officers and directors, including their related interests, were $2,448,573 and $1,457,511, respectively.

During the year ended December 31, 2005, the Company purchased key man life insurance for two executives and paid $7,710 in insurance premiums to an insurance company. A director of the company acts as a broker for that particular insurance company.

10.	Premises and Equipment

A summary of premises and equipment and the related depreciation follows:

	Useful lives	2005	2004
Land		$143,000	$143,000
Building and improvements	40 years	947,067	783,497
Furniture and equipment	3 -7 years	473,352	462,712
Leasehold improvements	10 years	42,521	42,521

		1,605,940	1,431,730
Accumulated depreciation		600,379	468,170

Net premises and equipment		$1,005,561	$963,560

Depreciation expense		$132,209	$115,611

Included in other assets at December 31, 2005 and 2004, is computer software carried at an amortized cost of $47,514 and $82,134, respectively. Software amortization expense was $41,622 and $31,376 in 2005 and 2004, respectively.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

11.	Interest-bearing deposits

Major classifications of interest-bearing deposits are as follows:

	2005	2004
NOW accounts	$1,000,389	$273,931
Advances from borrowers for insurance and taxes	51,492	53,110
Money market	11,760,167	1,289,164
Savings	4,882,124	5,716,711
Certificates of deposit, $100,000 or more	8,367,379	5,017,339
Other certificates of deposit	33,115,544	19,993,816

	$59,177,095	$32,344,071

At December 31, 2005, certificates of deposit mature as follows:

Maturing in one year or less	$13,444,062
Maturing over one through two years	11,535,898
Maturing over two through three years	8,384,666
Maturing over three through four years	1,993,159
Maturing over four through five years	6,125,138

$41,482,923

12.	Lease

The Bank occupies its Highlandtown location under the terms of a lease dated June 6, 2000. The lease commenced on December 17, 2000. The lease had an original term of five years with two options to renew for five years each. The Bank exercised its option for the first five year renewal period.

The Bank assumed the liability for a lease in Towson, Maryland as part of the acquisition of the assets of uvm Mortgage Marketing. The lease commenced on June 16, 2001 and had a term of three years. On April 21, 2004, a supplemental lease agreement was executed extending the lease for a period of three additional years.

The leases call for the following minimum payments:

Year	Amount
2006	$38,095
2007	31,892
2008	18,650
2009	19,007
2010	16,087

$123,731

Rent expense was $64,330 and $40,054 for 2005 and 2004, respectively.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

13.	Other Noninterest Expenses

A summary of other noninterest expenses follows:

	2005	2004
Professional services	$202,210	$182,632
Data processing services	139,112	122,290
ATM and credit card processing	66,644	71,862
Postage and courier	63,149	39,924
Advertising and promotion	61,306	73,979
Amortization of intangible assets, including software	59,527	34,875
Liability insurance	55,279	43,208
Telephone	49,527	40,343
Stationery, printing, and supplies	43,895	19,765
Regulatory expenses	38,114	65,765
Loan expenses	34,689	15,603
Correspondent bank charges	16,240	16,399
Other	34,297	47,688

	$863,989	$774,333

14.	Income Taxes

The Company has not incurred any income tax liability since its inception.

The statutory federal income tax rate was 34% for 2005 and 2004. The Company’s effective tax rate for 2005 and 2004, was zero due to the net operating losses. The provision (benefit) for income taxes is reconciled as follows:

	2005	2004
Loss before income taxes	$(307,786)	$(1,533,335)

Tax provision at statutory rate	$(104,647)	$(521,334)
Increase (decrease) resulting from
State income taxes, less federal benefit	(14,220)	(70,840)
Net operating loss carryover	118,867	592,174

Provision for income taxes	$—	$—

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

14.	Income Taxes (Continued)

The components of the net deferred taxes at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets
Allowance for loan losses	$101,357	$84,574
Intangible assets	16,598	27,922
Net operating loss and charitable contribution carryforward	2,175,019	2,021,726
Accumulated depreciation	29,836	16,566

Deferred tax assets	2,322,810	2,150,788

Deferred tax liability
Deferred loan origination costs	157,864	—

Net deferred tax asset before valuation allowance	2,164,946	2,150,788
Valuation allowance	2,164,946	2,150,788

Net deferred tax asset	—	—

A 100% valuation allowance has been recorded against the net deferred tax asset since it is not more likely than not that it will be realized.

At December 31, 2005 and 2004, the Company has net tax operating loss carryforwards of approximately $5,631,845 and $5,232,241 available to offset future taxable income. The current carryforwards will expire beginning in 2017.

15.	Stockholders’ Equity

Stock options

In prior years, the Company granted stock options in accordance with the 1998 Stock Option Plan. When the stock options are vested, they may be exercised. The option price is equal to the estimated fair market value of the common stock at the date of grant. The options expire ten years after the date of grant if not exercised.

On March 11, 2004, the Company adopted the 2004 Stock Incentive Plan that was subsequently approved by the shareholders in June 2004. The option price is equal to the estimated fair market value of the common stock at the date of grant. The options expire ten years after the date of grant if not exercised. Vesting of certain options may be subject to achievement of specific financial and non-financial performance objectives as set forth in the grants. A total of 320,780 shares are eligible to be issued under the plan.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

15.	Stockholders’ Equity (Continued)

Information with respect to stock options is as follows for the years ended December 31:

	2005		2004
	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding at beginning of year	292,170	$8.68	6,045	$40.48
Exercised	—	—	—	—
Granted	22,250	8.00	286,125	8.00
Forfeited	(17,574)	11.94	—	—

Outstanding at end of year	296,846	$8.44	292,170	$8.68

Options exercisable at year end	29,178	$12.44	31,158	$8.68

A summary of information about stock options outstanding is as follows at December 31, 2005:

Options Outstanding
Weighted average exercise price	Shares	Weighted average remaining life (Years)	Shares underlying options currently exercisable
$8.00	292,851	8.43	25,183
28.00	255	4.50	255
40.00	3,147	2.61	3,147
48.00	593	2.99	593

8.44	296,846	8.35	29,178

Stock warrants

On September 2, 1998, the Company issued to the holders of record of its common stock on September 1, 1998, a dividend of one common stock purchase warrant for each share of common stock then held by the stockholders (the A Warrants). Each A Warrant entitles the holder to purchase one share of common stock at an exercise price of $40 per share, subject to adjustment for certain events, beginning any time after April 1, 2000, until the A Warrants expire on September 1, 2008. As of December 31, 2005 there were 75,000 A Warrants outstanding.

In connection with a unit offering on October 9, 1998, the Company issued warrants (B Warrants) to purchase an aggregate of 49,000 shares of the Company’s common stock. Each B Warrant entitles the holder to purchase one share of common stock at an exercise price of $52 per share, subject to adjustment for certain events, beginning any time after April 8, 2000, until the B Warrants expire on September 1, 2008. As of December 31, 2005, there were 49,000 B Warrants outstanding.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

15.	Stockholders’ Equity (Continued)

Stock warrants (Continued)

In connection with a private placement offering on May 31, 2002, the Company issued 23,750 warrants (the C Warrants) to purchase an aggregate of 118,750 shares of the Company’s stock. Each C Warrant entitles the holder to purchase five shares of common stock at an exercise price of $20 per share, subject to adjustment for certain events, beginning any time after March 1, 2003, until the C Warrants expire on September 1, 2008. As of December 31, 2005, there were 118,750 C Warrants outstanding.

In connection with a private placement offering on March 28, 2003, the Company issued 50,015 shares of Series A Preferred Stock and stock warrants (the E Warrants) to purchase an aggregate of 50,015 shares of the Company’s stock. Each E Warrant entitles the holder to purchase one share of common stock at an exercise price of $12.80 per share, subject to adjustment for certain events, beginning any time after March 1, 2003, until the E Warrants expire on September 1, 2008. On December 2, 2003, the Series A Preferred Stock was exchanged for 50,015 shares of the Company’s common stock on a one-for-one basis. As of December 31, 2005 there were 50,015 E Warrants outstanding.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

16.	Parent Company Financial Information

The balance sheets as of December 31, 2005 and 2004, and statements of operations for the years then ended, for AmericasBank Corp. (Parent only) are presented below:

Balance Sheets

December 31,	2005	2004
Assets

Cash	$129,610	$129,937
Investment in subsidiary	5,126,441	5,265,867
Other assets	164,050	—

	$5,420,101	$5,395,804

Liabilities and Stockholders’ Equity
Due to subsidiary	$164,050	$—

Stockholders’ equity
Common stock	9,417	9,417
Additional paid-in capital	11,634,984	11,449,191
Accumulated deficit	(6,388,350)	(6,080,564)
Accumulated other comprehensive income	—	17,760

	5,256,051	5,395,804

	$5,420,101	$5,395,804

Statements of Operations

Years Ended December 31,	2005	2004
Revenue	$—	$21
Expenses	—	—

Income (loss) before undistributed net loss of subsidiary	—	21

Equity in undistributed net loss of subsidiary	(307,786)	(1,533,356)

Net loss	$(307,786)	$(1,533,335)

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

17.	Capital Standards

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

AmericasBank Corp.

(in thousands)

	Actual		Minimum capital adequacy		To be well capitalized
December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$5,332	11.32%	$3,768	8.00%	$4,710	10.00%
Tier 1 capital (to risk-weighted assets)	4,965	10.54%	1,884	4.00%	2,826	6.00%
Tier 1 capital (to average assets)	4,965	6.95%	2,856	4.00%	3,570	5.00%

December 31, 2004
Total capital (to risk-weighted assets)	$5,398	19.94%	$2,166	8.00%	$2,708	10.00%
Tier 1 capital (to risk-weighted assets)	5,083	18.77%	1,083	4.00%	1,625	6.00%
Tier 1 capital (to average assets)	5,083	13.19%	1,554	4.00%	1,942	5.00%

AmericasBank (in thousands)

December 31, 2005
Total capital (to risk-weighted assets)	$5,202	11.04%	$3,768	8.00%	$4,710	10.00%
Tier 1 capital (to risk-weighted assets)	4,835	10.26%	1,884	4.00%	2,826	6.00%
Tier 1 capital (to average assets)	4,835	6.77%	2,856	4.00%	3,570	5.00%

December 31, 2004
Total capital (to risk-weighted assets)	$5,269	19.46%	$2,166	8.00%	$2,708	10.00%
Tier 1 capital (to risk-weighted assets)	4,954	18.30%	1,083	4.00%	1,625	6.00%
Tier 1 capital (to average assets)	4,954	12.85%	1,554	4.00%	1,942	5.00%

Tier 1 capital consists of common stock, additional paid-in capital, and accumulated deficit less goodwill and intangible assets. Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance-sheet items.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

17.	Capital Standards (Continued)

Failure to meet the capital requirements could affect the Company’s ability to pay dividends and accept deposits and may significantly affect the operations of the Company and Bank.

On August 3, 2001, the Company and Bank entered into a Written Agreement with the Federal Reserve Board and the Maryland Division of Financial Regulation. The Agreement required improvements to the operations of the Company including, but not limited to, maintaining adequate capital, improving management oversight, monitoring loans acquired from third parties, improving internal controls, monitoring sensitivity to market risk, and improving analysis of the adequacy of the allowance for loan losses. The Company was prohibited from paying cash dividends or incurring additional debt without prior approval from the regulators. The Company was required to submit regular written reports stating the progress in complying with the Agreement. The Company was limited in the amount of brokered deposits it may accept. Effective October 12, 2005, the Federal Reserve Bank of Richmond and the Maryland Division of Financial Regulation determined that AmericasBank Corp. and AmericasBank had returned to a satisfactory condition and terminated the Written Agreement.

As of December 31, 2005, the Company and the Bank met the regulatory requirements to be considered well capitalized. Management knows of no conditions that would change this classification.

18.	Fair Value of Financial Instruments

Fair value estimates, methods, and assumptions are summarized below for the Company’s financial instruments as of December 31, 2005 and 2004.

The carrying value and estimated fair value of financial instruments is summarized as follows:

	2005		2004
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Cash and cash equivalents	$20,398,751	$20,398,751	$5,223,547	$5,223,547
Investment securities	30,000	30,000	348,182	348,182
Loans held for sale	1,223,616	1,223,616	1,617,048	1,617,048
Loans	48,989,605	48,500,226	31,245,162	31,192,213
Liabilities
Deposits	$67,175,482	$67,135,804	$34,570,293	$34,668,816

Cash and cash equivalents

The carrying amount for cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Investment securities

The fair value of investment securities is based on bid prices received from an external pricing service.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

18.	Fair Value of Financial Instruments (Continued)

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

19.	Selected Quarterly Financial Data

A summary of selected quarterly financial data is as follows for the years ended December 31:

	First quarter	Second quarter	Third quarter	Fourth quarter
	(Unaudited)
2005:
Interest revenue	$655,944	$767,508	$966,860	$1,113,345
Net interest income	371,785	386,745	512,157	547,817
Provision for loan and lease losses	—	20,000	15,000	17,000
Income (loss) before income taxes	(152,507)	(151,470)	(11,101)	7,292
Net income (loss)	(152,507)	(151,470)	(11,101)	7,292
Loss per common share:
Basic and diluted	$(0.16)	$(0.16)	$(0.01)	$0.00

2004:
Interest revenue	$329,712	$346,893	$404,109	$526,290
Net interest income	157,394	177,188	218,132	274,763
Provision for loan and lease losses	5,000	7,500	7,500	—
Loss before income taxes	(404,843)	(362,801)	(422,800)	(342,891)
Net loss	(404,843)	(362,801)	(422,800)	(342,891)
Loss per common share:
Basic and diluted	$(1.11)	$(0.40)	$(0.46)	$(0.36)

