Form 10KSB/A
period 2005-12-31
AMERICASBANK CORP
filed 2006-04-13
CIK 1040491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

(MARK ONE)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         FOR THE YEAR ENDED DECEMBER 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 000-22925

                               AmericasBank Corp.
                               ------------------
                 (Name of small business issuer in its charter)

         Maryland                                       52-2090433
         --------                                       ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                                  500 York Road
                             Towson, Maryland 21204
                             ----------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number: 410-823-0500
                     ---------------------------------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock: par value $0.01 per share

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.   [ ]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

         THE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE $4,073,022.
         ---------------------------------------------------------------------

         The aggregate market value of the common equity held by non-affiliates was $10,150,583 as of March 13, 2006, based on a sales price of $7.15 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in over the counter trading on March 13, 2006.

         The number of shares outstanding of the issuer's Common Stock was 2,666,702 as of March 13, 2006.

         Transitional Small Business Disclosure Format (check one): Yes   No  X
                                                                       --    ---

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Annual Report on Form 10-KSB of AmericasBank Corp. is being filed to correct typographical errors on the cover page. AmericasBank Corp.'s previously filed Annual Report on Form 10-KSB inadvertently listed AmericasBank Corp.'s outstanding shares and discussed the market value of common equity held by non-affiliates as of March 13, 2005, which has been corrected in three places to read March 13, 2006.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICASBANK CORP.



Date: April 13, 2006                        By: /s/ Mark H. Anders
                                                ----------------------------
                                                Mark H. Anders, President


                                  EXHIBIT INDEX

Exhibit
No.               Description of Exhibit
---               ----------------------

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

10.11(A)          Lease Agreement between Highlandtown Village Shopping Center and AmericasBank Corp.

10.12(F)          Increase in Salaries of Executive Officers.

10.13(K)          AmericasBank Corp. and AmericasBank Director Compensation Policy.

14(J)             Code of Ethics for Senior Financial Officers.

21(H)             Subsidiaries of the Registrant.

23.1(L)           Consent of Rowles & Company, LLP.

31.1              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------------------
* Previously filed by AmericasBank Corp. as part of AmericasBank Corp.'s Registration Statement on Form SB-1, as amended, under the Securities Exchange Act of 1934, (File Number 333-28881).

(A) Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.'s Registration Statement Form SB-2 under the Securities Act of 1933, as amended (Registration Number 333-110947).

(B) Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.'s Current Report on Form 8-K filed August 26, 2005, under the Securities Act of 1933, as amended (Registration Number 000-22925).

(C) Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.'s Current Report on Form 8-K filed August 16, 2005, under the Securities Act of 1933, as amended (Registration Number 000-22925).

(D) Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.'s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-119373).

(E) Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp. Quarterly Report on Form 10-QSB filed on May 14, 2004.

(F) Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.'s Quarterly Report on Form 10-QSB filed on November 14, 2005.

(G) Previously filed by AmericasBank Corp. as part of, and incorporated by reference from, AmericasBank Corp.'s Annual Report of Form 10KSB filed on March 31, 2005.

(H) Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.'s Registration Statement Form SB-2 under the Securities Act of 1933, as amended (Registration Number 333-130542).

(I) Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.'s Current Report on Form 8-K filed March 6, 2006, under the Securities Act of 1933, as amended (Registration Number 000-22925).

(J) Previously filed by AmericasBank Corp. as part of, and incorporated by reference from, AmericasBank Corp.'s Annual Report of Form 10KSB filed on March 30, 2004.

(K) Previously filed by AmericasBank Corp. as part of, and incorporated by reference from, AmericasBank Corp.'s Current Report on Form 8-K filed December 23, 2005, under the Securities Act of 1933, as amended (Registation Number 000-22925).

(L) Previously filed with AmericasBank Corp.'s Annual Report on Form 10-KSB for the year ended December 31, 2005.


Note: Exhibits 10.1 through 10.9, 10.12 and 10.13 relate to management contracts or compensatory plans or arrangements.