Form 10QSB
period 2006-03-31
AMERICASBANK CORP
filed 2006-05-11
CIK 1040491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark	One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

At May 5, 2006, the issuer had 2,666,702 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    YES    ☐    NO    ☒

AmericasBank Corp. and Subsidiary

Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$1,651,206	$1,957,870
Federal funds sold and Federal Home Loan Bank deposit	18,607,933	18,440,881

Cash and cash equivalents	20,259,139	20,398,751
Securities available for sale	30,000	30,000
Federal Home Loan Bank and Federal Reserve Bank stock at cost	303,700	238,500
Loans held for sale	1,778,181	1,223,616
Loans and leases, less allowance of $419,507 and $366,910	54,863,173	48,989,605
Premises and equipment	979,189	1,005,561
Accrued interest receivable	278,873	263,039
Goodwill	266,985	266,985
Intangible assets	23,037	24,222
Other assets	149,980	305,785

	$78,932,257	$72,746,064

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$7,209,091	$7,998,387
Interest-bearing	55,243,027	59,177,095

Total deposits	62,452,118	67,175,482
Other liabilities	381,452	314,531

	62,833,570	67,490,013

Stockholders' equity
Common stock, par value $.01 per share; 30,000,000 shares authorized, issued and outstanding 2,666,702 and 941,702, shares	26,667	9,417
Preferred stock, par value $.01 per share; 5,000,000 shares authorized, issued and outstanding 0 shares	—	—
Additional paid-in capital	22,674,045	11,634,984
Accumulated deficit	(6,602,025)	(6,388,350)
Accumulated other comprehensive income	—	—

	16,098,687	5,256,051

	$78,932,257	$72,746,064

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Interest revenue
Loans and leases, including fees	$988,073	$574,909
Federal funds sold and Federal Home Loan Bank deposit	188,875	45,175
Loans held for sale	20,973	14,572
Preferred trust securities	—	7,417
Other	3,880	2,793

Total interest revenue	1,201,801	644,866

Interest expense
Deposits	591,793	284,159

Net interest income	610,008	360,707

Provision for loan and lease losses	55,000	—

Net interest income after provision for loan and lease losses	555,008	360,707

Noninterest revenue
Service charges on deposit accounts and other fees	21,501	12,648
Mortgage banking gains and fees	60,199	123,897

Total noninterest revenue	81,700	136,545

Noninterest expenses
Salaries	397,855	287,556
Employee benefits	113,101	80,506
Occupancy	56,572	46,366
Furniture and equipment	28,685	30,501
Other	254,170	204,830

Total noninterest expenses	850,383	649,759

Loss before income taxes	(213,675)	(152,507)

Income taxes	—	—

Net loss	$(213,675)	$(152,507)

Loss per common share—basic and diluted	$0.16	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Comprehensive income
	Shares	Par value
Balance, December 31, 2004	941,702	9,417	11,449,191	(6,080,564)	17,760
Net loss	—	—	—	(152,507)	—	$(152,507)
Unrealized loss on investment securities available for sale, net	—	—	—	—	(17,760)	(17,760)

Comprehensive income						$(170,267)

Stock-based compensation expense	—	—	40,723	—	—
Cash paid for fractional shares resulting from reverse stock split	—	—	—	—	—

Balance, March 31, 2005	941,702	$9,417	$11,489,914	$(6,233,071)	$—

Balance, December 31, 2005	941,702	$9,417	$11,634,984	$(6,388,350)	$—
Net loss	—	—	—	(213,675)	—	$(213,675)
Unrealized loss on investment
securities available for sale, net	—	—	—	—	—	—

Comprehensive income						$(213,675)

Stock-based compensation expense	—	—	44,833	—	—
Common stock issued, net	1,725,000	17,250	10,994,228	—	—

Balance, March 31, 2006	2,666,702	$26,667	$22,674,045	$(6,602,025)	$—

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities
Interest received	$1,161,497	$625,463
Fees and commissions received	21,501	12,648
Interest paid	(594,771)	(275,322)
Proceeds from sales of loans held for sale	6,882,000	7,597,584
Originations of loans held for sale	(7,376,366)	(7,301,045)
Cash paid to suppliers and employees	(552,526)	(594,544)

	(458,665)	64,784

Cash flows from investing activities
Proceeds from maturity and call of investment securities
Available for sale	—	300,422
Purchase of Federal Home Loan Bank stock	(65,200)	(105,950)
Loans and leases made, net of principal collected	(5,904,098)	(1,981,188)
Purchase of premises, equipment and software	237	(1,539)

	(5,969,061)	(1,788,255)

Cash flows from financing activities
Net (decrease) increase in time deposits	(4,319,869)	4,696,015
Net (decrease) increase in other deposits	(403,495)	2,490,916
Proceeds from issuance of common stock	11,011,478	—

	6,288,114	7,186,931

Net increase (decrease) in cash and cash equivalents	(139,612)	5,463,460

Cash and cash equivalents at beginning of year	20,398,751	5,223,547

Cash and cash equivalents at end of period	$20,259,139	$10,687,007

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited) (Continued)

	Three Months Ended
	March 31, 2006	March 31, 2005
Reconciliation of net loss to net cash provided by operating activities
Net loss	$(213,675)	$(152,507)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	43,745	41,393
Provision for loan and lease losses	55,000	—
Amortization of security premiums	—	—
Stock-based compensation	44,833	40,723
Gain on sale of foreclosed real estate	—	—
Amortization of loan premium and other intangible assets	1,815	166
Increase (decrease) in
Deferred loan fees and costs, net	(24,470)	(12,522)
Accrued interest payable	(2,978)	8,837
Other liabilities	69,899	(48,683)
Decrease (increase) in
Loans held for sale	(554,565)	178,256
Accrued interest receivable	(15,834)	(12,495)
Other assets	137,565	21,616

	$(458,665)	$64,784

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

The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals and adjustments) necessary for a fair presentation of the results of the interim period have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in AmericasBank Corp.’s 2005 Annual Report on Form 10-KSB. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2005 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2006.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform to the current presentation.

2. STOCK-BASED COMPENSATION

Effective January 1, 2005, AmericasBank Corp. began recognizing expense for stock-based compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended. As a result, salaries and employee benefits expense for the three months ended March 31, 2006 and March 31, 2005 included $44,833 and $40,723, respectively, of stock-based compensation. We have chosen the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amended SFAS No. 123. As a result, financial information for all prior periods presented have been restated to reflect the salaries and employee benefits expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees. The use of the retroactive restatement method resulted in the restatement of previously reported balances of additional paid-in capital and accumulated deficit. As of December 31, 2004, previously reported additional paid-in capital was increased by $286,910 and accumulated deficit was increased by the same amount.

3. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

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

5. LOSS PER SHARE

Loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents were not considered in the computation of diluted earnings per share because the result would have been anti-dilutive. The weighted average common shares outstanding were 1,363,369 for the three months ended March 31, 2006, and 941,702 for the three months ended March 31, 2005.

6. SALE OF COMMON STOCK

On March 10, 2006, the Company sold 1,725,000 shares of its common stock for $7.00 per share. Net proceeds from the offering were approximately $11,011,478. The Company invested $10,500,000 of these funds into AmericasBank in March 2006. On March 13, 2006, the common stock of the Company began to be quoted for trading on the NASDAQ Capital Market.

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

Strategy

Our long-term strategy is to become a high-performing community bank that provides above-average investment returns to its stockholders while maintaining a low to moderate risk profile. The essence of our strategy is consistent with the traditional community bank model, under which we focus on promoting business entrepreneurship and home ownership by delivering value-added products and services to selected customers in the communities that we serve. Specifically, we will seek to obtain low cost, core deposits from small businesses in our market areas and then re-invest those funds primarily into in-market residential and commercial real estate loans and commercial loans, as we identify opportunities via our network of mortgage originators. Obtaining low cost, core deposits in lieu of depending upon high rate certificates of deposits will reduce our overall cost of funds, and ultimately improve our net interest margin.

To succeed in our community banking strategy, we must effectively differentiate ourselves from our competitors, including the larger financial service companies operating in our market area. We believe we can do this by selling the concept that we have established and published in our marketing material – we want to be known as: Creative, Responsive and Flexible. We have observed that by consistently providing customer service beyond what is expected, we attract the specific customers we seek and they, in turn, become our best advocates and referral sources. During 2004 and 2005 we realigned and expanded bank and loan operations with experienced staff and also invested in new banking products.

We expect to use approximately $11 million in capital we raised in our recent offering to execute our expansion strategy (which consists of replicating in new markets the community bank business model that we have developed in the Towson market) in order to effectively leverage the resources of our bank and loan operations with only marginal additions. We believe this as an efficient way to enter a market and drive the operation to profitability relatively quickly. Our goal is to enter several new markets over the next few years.

We anticipate that over the short term, net income will be reduced as we incur capital expenditures and non-interest expense, including marketing expense, in opening and operating new banking centers — until the new banking centers become profitable. Further, because we will likely enter new markets by first building a mortgage lending presence, we anticipate that in each new market we will solicit higher cost deposits to fund loan growth. We also anticipate that our dependency on high costs deposits will diminish as we ramp up core deposit growth in the new market.

Summary of Recent Performance

We incurred a net loss of $213,675 or $(0.16) per basic and diluted common share for the three months ended March 31, 2006, an increase of $61,168 compared to our net loss of $152,507 or $(0.16) per basic and diluted common share for the three months ended March 31, 2005. The net loss in each reported period included a charge to salary expense for stock-based compensation as we voluntarily adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended (see Note 2 to the Notes to Financial Statements).

The increase in our net loss was primarily from an increase in noninterest expenses of $200,624 or 30.9% to $850,383 for the three months ending March 31, 2006, from $649,759 for the three months ending March 31, 2005. In addition, the provision for loan and lease losses was $55,000 in the first quarter of 2006 compared to no provision for the first three months of 2005. Also, noninterest revenue declined by $54,845 or 40.2% to $81,700 for the three months ended March 31, 2006, compared to $136,545 for the same period in 2005, primarily from a decline in our mortgage banking business. The increase in our net loss was partially offset by increased revenues from the growth in earning assets. This resulted in an increase in net interest income of $249,301 or 69.1%, to $610,008 for the three months ending March 31, 2006, from $360,707 for the three months ending March 31, 2005.

Total assets increased by $6,186,193 or 8.5%, to $78,932,257 at March 31, 2006, compared to $72,746,064 at December 31, 2005. Average interest earning assets for the three months ended March 31, 2006, were $70,506,691, an increase of $29,842,193, or 73.4% from the $40,664,498 in average interest earning assets for the first three months of 2005. Our net interest margin declined slightly for the three months ending March 31, 2006 to 3.51% from 3.60% for the three months ending March 31, 2005.

Loans and leases, net of allowance, at March 31, 2006 were $54,863,173, an increase of $5,873,568 or 12.0% above the $48,989,605 reported at December 31, 2005. The majority of this growth was in our real estate based products. Throughout 2006 we will continue to focus our efforts on real estate based products as we believe that this strategy improves our asset quality and is consistent with our risk management.

The production from our mortgage loan origination group was below the results from prior periods as we felt the effect of a slowdown in the real estate business. Mortgage banking fees and gains were $60,199 for the three months ended March 31, 2006, compared to $123,897 for the three months ended March 31, 2005, a decrease of $63,698 or 51.4%. We originate and sell loans as a correspondent lender and as a broker. This group also provided numerous loan opportunities for us to consider that resulted in our extending credit to borrowers for portfolio loans. We are continuously recruiting experienced individuals in the mortgage business and plan to add loan officers throughout 2006.

The allowance for loan and lease losses was $419,507 or 0.76% of loans at March 31, 2006, compared to $366,910 or 0.74% of loans at December 31, 2005. The increase in the allowance for loan and lease losses as a percent of loans and leases was the result of our risk assessment of the loan and lease portfolios, management’s judgment as to appropriate reserve percentages for various categories of loans, and the growth in residential real estate loans outstanding which generally carry a lower risk assessment. Our non-performing assets remained unchanged at $622,761at March 31, 2006 and December 31, 2005. Non-performing assets as a percent of total loans were 1.13% of loans at March 31, 2006, compared to 1.26% of loans at December 31, 2005.

Total deposits at March 31, 2006 were $62,452,118, down 7.0% from $67,175,482 at December 31, 2005. The decline in deposits is the primarily the result of maturities of premium rate certificates of deposit obtained through an

Internet-based service and through print advertising in local newspapers. Noninterest bearing deposits were $7,209,091 at March 31, 2006, compared to $7,998,387 at December 31, 2005, reflecting a decline in deposits from title companies as a result of the slow down in the real estate market.

Our net interest margin was 3.51% for the three months ended March 31, 2006, compared to 3.60% for the three months ended March 31, 2005. This decrease in our net interest margin is due primarily to the increase in the rate on interest bearing deposits to 4.09% for the first three months of 2006 compared to 3.29% for the same period in 2005. Contributing to the higher costs of interest bearing deposits was our successful marketing of certificates of deposit and money market products to retail customers, augmented by our use of a web-based service to sell higher cost certificates of deposit. Market interest rates increased between the comparable three month periods ended March 31, 2006 and March 31, 2005, resulting in an increase in our yield on our interest earning assets to 6.91% for the first three months of 2006 from 6.43% for the first three months of 2005.

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

Net interest income for the three months ended March 31, 2006, increased 69.1% to $610,008 from $360,707 for the three months ended March 31, 2005.

Total interest revenue increased for the three months ended March 31, 2006, to $1,201,801 , from $644,866 for the three months ended March 31, 2005. The increase is primarily attributable to an increase in interest revenue from loans and leases and from federal funds sold. Interest revenue from loans and leases increased for the three months ended March 31, 2006 by $413,164 or 71.9%. Interest revenue from federal funds sold and Federal Home Loan Bank deposits increased for the three months ended March 31, 2006 by $143,700 or 318.1%.

Increases in average balances of our earning assets and market interest rates were the primary factors contributing to the significant increases in interest revenue between the comparable periods. Average loans increased by $19,976,463 or 63.3% for the three months ended March 31, 2006, to $51,543,696 from $31,567,233 for the three months ended March 31, 2005. The yield on loans increased to 7.77% for the three months ended March 31, 2006, from 7.39% for three months ended March 31, 2005.

Average federal funds sold and Federal Home Loan Bank deposit increased by $10,008,661 or 136.8% for the three months ended March 31, 2006, to $17,326,910 from $7,318,249 for the three months ended March 31, 2005. The capital from our offering which closed on March 10, 2006 was invested into federal funds sold, accounting for part of the significant increase between periods. The yield on these funds increased to 4.42% for the three months ended March 31, 2006, from 2.50% for three months ended March 31, 2005.

The increase in yields on earning assets was due to an increase in market interest rates in response to actions by the Federal Reserve to increase the target for the federal funds rate to 4.75% as of March 31, 2006, from the target rate of 2.75% as of March 31, 2005.

Interest expense increased by $307,634 or 108.3% for the three months ended March 31, 2006, to $591,793 from $284,159 for the three months ended March 31, 2005. The increase in interest expense was due to our growth in average balances of our money market accounts and premium rate certificates of deposit, and an increase in the rates paid on deposits as a result of the rise in market interest rates.

Average interest bearing deposits increased by $23,710,304 or 67.7% for the three months ended March 31, 2006, compared to the same period in 2005. The rate on interest-bearing deposits increased to 4.09% for the three months ended March 31, 2006, from 3.29% for the three months ended March 31, 2005. The majority of the increase in average interest-bearing deposits was attributable to our growth in certificates of deposit and money market accounts resulting from our marketing efforts and the use of a web based service to offer certificates of deposit.

Average noninterest-bearing deposits increased by $4,105,224 or 200.6% for the three months ended March 31, 2006, to $6,152,033 from $2,046,809 for the three months ended March 31, 2005.

The net margin on earning assets declined to 3.51% for the three months ended March 31, 2006, from 3.60% for the three months ended March 31, 2005. The increase in average interest-bearing deposits and the corresponding increase in rate contributed to the slight decrease in the net margin on earning assets.

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

Average Balances, Interest, and Yields/Rates

	Three Months Ended March 31,
	2006			2005
	Average		Yield/	Average		Yield/
	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal Funds Sold and FHLB deposit	$17,326,910	$188,875	4.42%	$7,318,249	$45,175	2.50%
FHLB and FRB stock	238,500	3,578	6.08%	186,073	2,579	5.62%

Investment Securities
Preferred trust	—	—	—	296,667	7,417	10.14%
Equity security	30,000	302	4.08%	30,000	214	2.89%

Total investment securities	30,000	302	4.08%	326,667	7,631	9.47%

Loans held for sale	1,367,585	20,973	6.22%	1,266,276	14,572	4.67%

Loans:
Residential real estate	25,380,863	480,789	7.68%	14,778,838	281,882	7.74%
Construction and land development	7,958,895	151,960	7.74%	4,084,375	52,350	5.20%
Commercial, including real estate	9,019,590	175,988	7.91%	6,214,138	136,192	8.89%
Commercial finance leases	1,883,495	32,310	6.96%	3,534,784	61,802	7.09%
Home equity	6,918,417	140,509	8.24%	2,633,916	37,570	5.78%
Installment	382,436	6,517	6.91%	321,182	5,113	6.46%

Total loans	51,543,696	988,073	7.77%	31,567,233	574,909	7.39%
Total interest earning assets	70,506,691	1,201,801	6.91%	40,664,498	644,866	6.43%

Allowance for loan and lease losses	(367,500)			(315,152)
Noninterest-bearing cash	1,273,595			722,982
Premises and equipment	996,986			954,270
Other assets	564,766			581,711

Total assets	72,974,538			42,608,309

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	4,802,299	34,784	2.94%	5,741,918	25,826	1.82%
NOW money market and escrow	13,472,178	145,600	4.38%	2,346,764	10,281	1.78%
Certificates of deposit	40,465,275	411,409	4.12%	26,940,766	248,052	3.73%

Total interest-bearing deposits	58,739,752	591,793	4.09%	35,029,448	284,159	3.29%
Noninterest-bearing deposits	6,152,033	—		2,046,809	—

	64,891,785	591,793	3.70%	37,076,257	284,159	3.11%

Other liabilities	322,855			143,384
Stockholders’ equity	7,759,898			5,388,668

Total Liabilities and Stockholders’ Equity	$72,974,538			$42,608,309

Net interest spread			3.21%			3.32%
Net interest income		$610,008			$360,707

Net margin on earning assets			3.51%			3.60%

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

The provision for loan and lease losses was $55,000 for the three months ended March 31, 2006, compared to no provision for the three months ended March 31, 2005. The provision for each period reflects our risk assessment of the portfolio and the growth in loan and leases balances outstanding. During the first three months of 2006, we had $2,403 in chargeoffs and no recoveries compared to nominal chargeoffs and no recoveries for the first three months of 2005.

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

The allowance for loan and lease losses was $419,507 or 0.76% of loans at March 31, 2006, compared to $366,910 or 0.74% of loans at December 31, 2005. The increase in the allowance for loan and lease losses as a percent of loans and leases was the result of our risk assessment of the loan and lease portfolios, management’s judgment as to appropriate reserve percentages for various categories of loans, and the growth in residential real estate loans outstanding which generally carry a lower risk assessment. AmericasBank has no exposure to foreign countries or foreign borrowers. Management believes that the current allowance for loan and lease losses is adequate.

The changes in the allowance for loan and lease losses are presented in the following table:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2006	2005	2005
Balance, beginning of year	$366,910	$315,127	$315,127
Provision charged to operations	55,000	—	52,000
Recoveries	—	—	—

	421,910	315,127	367,127
Loans charged off	2,403	45	217

Balance, end of year	$419,507	$315,082	$366,910

Allowance for loan and lease losses to total loans	0.76%	0.94%	0.74%

Noninterest Revenue

Noninterest revenue consisted primarily of mortgage banking gains and fees from the sale of mortgage loans, and service charges on deposit accounts, which includes debit card fees and ATM fees. Noninterest revenues decreased $54,845 for the three months ended March 31, 2006, to $81,700, from $136,545 for the three months ended March 31, 2005. The decrease for the three months ended March 31, 2006, was primarily from a $63,698 decrease in mortgage banking gains and fees to $60,199 for the three months ended March 31, 2006 from $123,897 for the three months ended March 31, 2005. We have expanded our mortgage business to originate and sell loans as either a correspondent or broker. The slow down in the real estate market has effected our loan origination in the first quarter of 2006. Service charges on deposit accounts and other fees increased to $21,501 for the three months ended March 31, 2006, from $12,648 for the three months ended March 31, 2005. The increase was primarily from fees on business accounts and ATM service charges.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2006, were $850,383, compared to $649,759 for the same period in 2005. The increase for the three months ended March 31, 2006 was $200,624 or 30.9%. Salaries increased $110,299 to $397,855 for the three months ended March 31, 2006 compared to $287,556 for the three months ended March 31, 2005. The increase in expense was due to an increase in staff to thirty-two full time employee including seven loan originators at March 31, 2006 compared to twenty-four full time employee including five loan originators at March 31, 2005. We added experienced employees in both bank and loan operations to support our growth. Employee benefits increased $32,595 to $113,101 for the three months ended March 31, 2006 compared to $80,506 for the three months ended March 31, 2005. The increase was mainly in payroll taxes and health care benefits associated with the increase in staff. Occupancy increased $10,206 to $56,572 for the three months ended March 31, 2006 compared to $46,366 for the three months ended March 31, 2005. This increase is primarily from additional depreciation expense arising from the renovations to the bank building at our 500 York Road location, other building maintenance and an increase in utilities. Furniture and equipment decreased $1,816 to $28,685 for the three months ended March 31, 2006 compared to $30,501 for the three months ended March 31, 2005. Other expense increased $49,340 to $254,170 for the three months ended March 31, 2006 compared to $204,830 for the three months ended March 31, 2005. Increases in this expense category were associated with director fees, data processing fees, insurance premiums, and professional services. The increases in these categories were partially offset by a decline in advertising and marketing.

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

The investment portfolio at March 31, 2006 and December 31, 2005 consisted of a $30,000 equity security. The security is classified as available for sale.

Loan Portfolio

Loans and leases, net of allowance, unearned fees and origination costs increased $5,873,568 or 12.0% to $54,863,173 at March 31, 2006, from $48,989,605 at December 31, 2005. Compared to a year earlier, loans and leases, net of allowance, unearned fees and origination costs have increased by $21,624,301 or 65.1 % from $33,238,872 at March 31, 2005.

Residential real estate loans increased by $4,066,202 (17.2%), construction and land development loans decreased by $23,335 (0.3%), commercial loans including commercial real estate loans increased by $1,187,054 (13.6%), commercial finance leases increased by $96,744 (5.2%), home equity loans increased by $545,402 (8.4%), and installment loans increased by $29,628 (9.9%) from their respective balances at December 31, 2005. Going forward, we expect to continue to see wide changes in our loan categories as we experience scheduled payoffs and as we grow our loan portfolio.

Loans secured by real estate comprise the majority of the loan portfolio. AmericasBank’s loan customers are generally located in the greater Baltimore metropolitan area.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio
	March 31		December 31,
	2006	%	2005	%
Residential real estate	$27,715,879	50.07%	$23,649,677	47.83%
Construction and land development	8,370,523	15.12%	8,393,858	16.97%
Commercial, including real estate	9,948,499	17.97%	8,761,445	17.72%
Commercial finance leases	1,961,236	3.54%	1,864,492	3.77%
Home equity	7,026,126	12.70%	6,480,724	13.11%
Installment	329,184	0.60%	299,556	0.60%

	55,351,447	100.00%	49,449,752	100.00%

Deferred loan origination fees, net of cost	(68,767)		(93,237)
Allowance for loan and lease losses	(419,507)		(366,910)

	$54,863,173		$48,989,605

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

Information about non-performing loans is as follows:

	March 31,		December 31,
	2006	2005	2005
Nonaccrual loans	$622,761	$622,761	$622,761
Unrecorded interest on nonaccrual loans	64,875	17,440	51,922
Loans past due 90 days or more and still accruing interest	—	—	—
Specific reserve for nonaccrual loans included in the allowance for loan and lease losses	29,388	44,388	29,388

A substantial amount of our nonaccrual loans is related to one loan in which we held an approximately 10% participation. Our loan balance to this borrower was $587,761 at March 31, 2006. This non-performing loan is a participation in a loan to a land developer for the purchase and development of raw land that was under contract for sale as developed lots to a national homebuilder. The project ran into delays during the permitting process related primarily to storm water management issues. As a result of the delays, the interest reserve was exhausted, causing the loan to go into interest payment default.

In early November 2005, the national homebuilder agreed to release the borrower from its original purchase agreement. On November 18, 2005, the participating banks negotiated a 90-day Forbearance Agreement with the borrower for the purpose of allowing the borrower to negotiate the sale of the property. On February 7, 2006, the borrower entered into a new agreement with the same national homebuilder to sell the property “as is.” The new agreement was contingent upon completion of a feasibility study within 45 days of its execution. The national homebuilder completed its feasibility study and, on March 27, 2006, approved the purchase of the property, subject to the county’s approval of road access plans. On April 12, 2006, the feasibility study was extended to May 14, 2006 to allow more time for the county’s approval of road access plans. It is anticipated that closing will occur by the end of May 2006, although there is no assurance that this will be the case.

The participating banks have agreed to extend the forbearance period through May 14, 2006 to accommodate the amendment to the agreement with the national homebuilder. We continue to believe that we will collect all of our outstanding principal balance, accrued interest and expenses, however it is possible that this will not be the case.

We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan and lease losses. We write off impaired loans when collection of the loan is doubtful. We generally classify nonaccrual loans and leases as impaired. As of March 31, 2006, and December 31, 2005, no credit had been identified as impaired other than the nonaccrual loans and leases described above.

We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan and lease losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, we generally require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of March 31, 2006, and December 31, 2005, we had no foreclosed real estate.

Deposits

We seek deposits within our market area by paying competitive interest rates and offering high quality customer service. In conjunction with our growth strategy, we offer premium rate certificates of deposit to support loan growth.

We use a web-based service to offer certain of our certificates of deposit. The interest rate offered on these certificates of deposit is higher than what we would typically pay within our market. We continue to employ this service as a strategy to support our loan growth plans and view it as a cost effective and efficient process to raise deposits for specific terms.

At March 31, 2006, our total deposits decreased by $4,723,364 or 7.0% to $62,452,118 from $67,175,482 at December 31, 2005. Interest-bearing deposits decreased $3,934,068 or 6.6% to $55,243,027 at March 31, 2006, from $59,177,095 at December 31, 2005. Noninterest bearing deposits decreased $789,296 or 9.9% to $7,209,091at March 31, 2006, from $7,998,387 at December 31, 2005.

A majority of the decrease in our interest bearing deposits was due to maturities of premium rate certificates of deposits that were not renewed. The additional capital raised in March 2006 provided us with sufficient liquidity to replace these high cost funds. As we grow our assets we will again utilize the web-based service and print advertising in local newspapers to offer certificates of deposit and other interest bearing core deposit products.

The decrease in noninterest bearing deposits was primarily from a decline in activity in our accounts held by title companies. While there has been a decline in mortgage business in our market, we feel it is important to continue to focus our marketing efforts toward these businesses. As we implement the strategy to expand the reach of our mortgage business we expect that it will provide us with new opportunities to sell our deposit services to more of these title companies.

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. We monitor our federal funds sold position on a daily basis in that this is our primary source of liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional liquidity is also available from our loans held for sale, which amounted to $1,778,181 at March 31, 2006. We have no other sources of liquidity, such as lines of credit or correspondent relationships with other financial institutions. When we sustain breakeven profitability, we hope to establish a line of credit with the Federal Home Loan Bank, but there can be no assurance that we will be successful in our efforts.

Our immediate sources of liquidity are cash and due from banks and short term investments. As of March 31, 2006, we had $1,651,206 in cash and due from banks, and $18,607,933 in federal funds sold and Federal Home Loan Bank deposit. Management has made a decision to maintain liquidity instead of investing in investment securities in order to ensure that funds are readily available to fund the growth of the loan portfolio. In addition, deposits from title companies represent a deposit that is subject to more volatility, thereby increasing our need to have funds available. We believe that our ability to manage the volatility of these deposits will improve as we add more of this type of account to our customer base.

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

Capital

Our stockholders’ equity amounted to $16,098,687 at March 31, 2006, an increase of $10,842,636 from the $5,256,051 reported at December 31, 2005. The significant increase is due to capital raised in our public offering which closed on March 10, 2006.

The following table shows our regulatory capital ratios and the minimum capital ratios currently required by our banking regulator to be “well capitalized” and “adequately capitalized.” The table provides information for AmericasBank Corp.

	Risk Based Capital Analysis
	March 31,	December 31,
	2006	2005
(dollars in thousands)
Tier 1 Capital:
Common stock	$27	$9
Capital surplus	22,674	11,635
Retained earnings	(6,602)	(6,388)
Less: disallowed assets	(290)	(291)

Total Tier 1 Capital	15,809	4,965

Tier 2 Capital:
Allowance for loan and lease losses	420	367

Total Risk Based Capital	$16,229	$5,332

Risk weighted assets	$51,993	$47,122

			Regulatory Minimum to be
			Well	Adequately
			Capitalized	Capitalized
Capital Ratios:
Total risk based capital ratio	31.21%	11.32%	10.00%	8.00%
Tier 1 risk based capital ratio	30.41%	10.54%	6.00%	4.00%
Leverage ratio	21.75%	6.95%	5.00%	4.00%

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

The value of the options was estimated using the Black-Scholes option pricing model with the option life estimated at 5-9 years. There were no modifications made to outstanding share options prior to the adoption of the fair value method. The compensation expense not yet recognized as of March 31, 2006, was approximately $427,551.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill no longer be amortized over an estimated useful life, but rather be tested at least annually for impairment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess. Goodwill of $266,985 was recorded when we acquired certain assets and assumed certain liabilities of uvm Mortgage Marketing in October 2004. The goodwill is tested at least annually for impairment.

Estimate of Costs to Originate Loans

Effective January 2005, we reevaluated our estimate of the costs to originate or acquire loans and leases and loans held for sale. This analysis resulted in a higher amount of costs deferred per loan than in prior periods. The deferral of loan origination costs results in a reduction of salaries and other noninterest expense. The reduction to salaries and other noninterest expense was partially offset by a reduction in interest revenues on loans and leases due to the amortization of these costs. Also, mortgage banking gains and fees from the sale of loans held for sale were reduced by the recognition of the costs upon the sale of the loan. Deferred loan origination costs were $476,552 and $408,764 at March 31, 2006 and December 31, 2005 respectively, an increase of $67,788. This increase is a result of greater loan originations and our reevaluation of cost estimates. Deferred origination costs includes the unamortized balance of the origination costs described above, plus other direct costs such as closing costs paid by us in connection with the origination of certain loans, primarily home equity loans. Management evaluates its estimate of loan origination costs quarterly.

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

Outstanding loan commitments and lines and letters of credit at March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005
Loan commitments	$12,226,718	$5,071,512
Unused lines of credit	$7,195,530	$7,613,465
Letters of credit	$1,500	$60,713

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

In addition, there were no changes in AmericasBank Corp.’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, AmericasBank Corp.’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.14	Employment Agreement for William J. Allen dated March 24, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmericasBank Corp.

Date: May 11, 2006	By:	/s/ Mark H. Anders

Mark H. Anders, President and Chief Executive Officer

(Principal Executive Officer)

Date: May 11, 2006	By:	/s/ A. Gary Rever

A. Gary Rever, Chief Financial Officer

(Principal Accounting and Financial Officer)