Form 10QSB
period 2006-06-30
AMERICASBANK CORP
filed 2006-08-09
CIK 1040491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 000-22925
AmericasBank Corp.
(Exact name of small business issuer as specified in its charter)

Maryland	52-2090433

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
     At August 7, 2006, the issuer had 2,654,202 shares of Common Stock outstanding.
     Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

AmericasBank Corp. and Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets

Cash and due from banks	$1,185,015	$1,957,870
Federal funds sold and Federal Home Loan Bank deposit	13,723,386	18,440,881

Cash and cash equivalents	14,908,401	20,398,751
Securities available for sale	30,000	30,000
Federal Home Loan Bank and Federal Reserve Bank stock at cost	609,250	238,500
Loans held for sale	1,538,416	1,223,616
Loans and leases, less allowance of $453,507 and $366,910	63,146,031	48,989,605
Premises and equipment	951,829	1,005,561
Accrued interest receivable	307,044	263,039
Goodwill	202,235	266,985
Intangible assets	21,482	24,222
Other assets	142,003	305,785

	$81,856,691	$72,746,064

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$8,738,507	$7,998,387
Interest-bearing	56,793,922	59,177,095

Total deposits	65,532,429	67,175,482
Other liabilities	218,366	314,531

	65,750,795	67,490,013

Stockholders’ equity
Common stock, par value $.01 per share; 30,000,000 shares authorized, issued and outstanding 2,654,202 and 941,702, shares	26,542	9,417
Preferred stock, par value $.01 per share; 5,000,000 shares authorized, issued and outstanding 0 shares	—	—
Additional paid-in capital	22,672,427	11,634,984
Accumulated deficit	(6,593,073)	(6,388,350)
Accumulated other comprehensive income	—	—

	16,105,896	5,256,051

	$81,856,691	$72,746,064

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Interest revenue
Loans and leases, including fees	$1,167,684	$614,618	$2,155,757	$1,189,527
Federal funds sold and Federal Home Loan Bank deposit	199,354	107,562	388,229	152,737
Loans held for sale	39,052	20,345	60,025	34,917
Preferred trust securities	—	—	—	7,417
Other	4,981	3,143	8,861	5,936

Total interest revenue	1,411,071	745,668	2,612,872	1,390,534

Interest expense
Deposits	605,671	380,763	1,197,464	664,922

Net interest income	805,400	364,905	1,415,408	725,612

Provision for loan and lease losses	34,000	20,000	89,000	20,000

Net interest income after provision for loan and lease losses	771,400	344,905	1,326,408	705,612

Noninterest revenue
Service charges on deposit accounts and other fees	25,297	19,621	46,798	32,269
Mortgage banking gains and fees	110,072	123,051	170,271	246,948

Total noninterest revenue	135,369	142,672	217,069	279,217

Noninterest expenses
Salaries	404,010	264,263	801,865	551,819
Employee benefits	128,823	84,348	241,924	164,854
Occupancy	40,262	43,904	96,834	90,270
Furniture and equipment	29,463	29,722	58,148	60,223
Other	295,259	216,810	549,429	421,640

Total noninterest expenses	897,817	639,047	1,748,200	1,288,806

Income (loss) before income taxes	8,952	(151,470)	(204,723)	(303,977)

Income taxes	—	—	—	—

Net income (loss)	$8,952	$(151,470)	$(204,723)	$(303,977)

Loss per common share — basic and diluted	$—	$(0.16)	$(0.10)	$(0.32)
The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
	Common stock		Additional		other
			paid-in	Accumulated	comprehensive	Comprehensive
	Shares	Par value	capital	deficit	income	income

Balance, December 31, 2004	941,702	$9,417	$11,449,191	$(6,080,564)	$17,760

Net loss	—	—	—	(303,977)	—	$(303,977)

Unrealized loss on investment securities available for sale, net	—	—	—	—	(17,760)	(17,760)

Comprehensive income						$(321,737)

Stock-based compensation expense	—	—	81,445	—	—

Balance, June 30, 2005	941,702	$9,417	$11,530,636	$(6,384,541)	$—

Balance, December 31, 2005	941,702	$9,417	$11,634,984	$(6,388,350)	$—

Net loss	—	—	—	(204,723)	—	$(204,723)

Unrealized loss on investment securities available for sale, net	—	—	—	—	—	—

Comprehensive income						$(204,723)

Stock-based compensation expense	—	—	71,879	—	—

Common stock surrendered	(12,500)	(125)	(64,625)	—	—

Common stock issued, net	1,725,000	17,250	11,030,189	—	—

Balance, June 30, 2006	2,654,202	$26,542	$22,672,427	$(6,593,073)	$—

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2006	2005

Cash flows from operating activities
Interest received	$2,532,778	$1,311,070
Fees and commissions received	46,798	32,269
Interest paid	(1,202,217)	(643,294)
Proceeds from sales of loans held for sale	18,513,051	12,943,913
Originations of loans held for sale	(18,657,580)	(12,937,371)
Cash paid to suppliers and employees	(1,471,835)	(1,171,930)

	(239,005)	(465,343)

Cash flows from investing activities
Proceeds from maturity and call of investment securities available for sale	—	300,422
Purchase of Federal Home Loan Bank and Federal Reserve stock	(370,750)	(105,950)
Loans and leases made, net of principal collected	(14,209,337)	(7,805,068)
Purchase of premises, equipment and software	(10,894)	(37,939)

	(14,590,981)	(7,648,535)

Cash flows from financing activities
Net (decrease) increase in time deposits	(4,548,152)	10,172,587
Net increase in other deposits	2,905,099	12,031,988
Common stock surrendered	(64,750)	—
Proceeds from issuance of common stock, net	11,047,439	—

	9,339,636	22,204,575

Net increase (decrease) in cash and cash equivalents	(5,490,350)	14,090,697

Cash and cash equivalents at beginning of year	20,398,751	5,223,547

Cash and cash equivalents at end of period	$14,908,401	$19,314,244

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited) (Continued)

	Six Months Ended
	June 30,	June 30,
	2006	2005
Reconciliation of net loss to net cash provided by operating activities
Net loss	$(204,723)	$(303,977)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	87,955	85,407
Provision for loan and lease losses	89,000	20,000
Amortization of security premiums	—	—
Stock-based compensation	71,879	81,445
Gain on sale of foreclosed real estate	—	—
Amortization of loan premium and other intangible assets	2,741	2,000
Increase (decrease) in
Deferred loan fees and costs, net	(36,089)	(57,048)
Accrued interest payable	(4,753)	21,628
Other liabilities	(91,412)	(87,342)
Decrease (increase) in
Loans held for sale	(314,800)	(240,406)
Accrued interest receivable	(44,005)	(22,416)
Other assets	205,202	34,820

	$(239,005)	$(465,889)

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
2. STOCK-BASED COMPENSATION
     Effective January 1, 2005, AmericasBank Corp. began recognizing expense for stock-based compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended. As a result, salaries and employee benefits expense included stock-based compensation of $27,046 and $71,879 for the three months and six months ended June 30, 2006, and $40,722 and $81,445 for the three and six months ended June 30, 2005, respectively. We have chosen the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amended SFAS No. 123. As a result, financial information for all prior periods presented have been restated to reflect the salaries and employee benefits expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees. The use of the retroactive restatement method resulted in the restatement of previously reported balances of additional paid-in capital and accumulated deficit. As of December 31, 2004, previously reported additional paid-in capital was increased by $286,910 and accumulated deficit was increased by the same amount.
3. REGULATORY MATTERS
     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.
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

5. INCOME/LOSS PER SHARE
     Income/loss per common share is determined by dividing net income/loss by the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents were not considered in the computation of diluted income/loss per share because the result would have been anti-dilutive. The weighted average common shares outstanding were 2,662,581 and 2,016,564 for the three and six months ended June 30, 2006, and 941,702 for the three and six months ended June 30, 2005, respectively.
6. SALE OF COMMON STOCK
     On March 10, 2006, the Company sold 1,725,000 shares of its common stock for $7.00 per share. Net proceeds from the offering were approximately $11,047,439. The Company invested $10,500,000 of these funds into AmericasBank in March 2006. On March 13, 2006, the common stock of the Company began to be quoted for trading on the NASDAQ Capital Market under the symbol AMAB.
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
     We expect to use the $11 million in capital that we raised in our recent offering to execute our expansion strategy, thereby allowing us to effectively leverage our investment in bank and loan operations with only marginal additions. Our expansion strategy for new markets consists of replicating the community bank business model that we have developed in the Towson market. We believe this as an efficient way to enter a market and drive the operation to profitability relatively quickly. Our goal is to enter several new markets over the next few years.

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
Summary of Recent Performance
     We incurred a net profit of $8,952 or nil per basic and diluted common share for the three months ended June 30, 2006, an increase of $160,422 compared to our net loss of $151,470 or $(0.16) per basic and diluted common share for the three months ended June 30, 2005. Our net loss for the six months ended June 30, 2006 was $204,723 or $(0.10) per basic and diluted common share, a decrease of $99,254 compared to our net loss of $303,977 or $(0.32) per basic and diluted common share for the six months ended June 30, 2005. The net loss in each reported period included a charge to salary expense for stock-based compensation as we voluntarily adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended (see Note 2 to the Notes to Financial Statements).
     Our return to profitability for the three months ended June 30, 2006, and the reduction in the net loss for the six months ended June 30, 2006 compared to June 30, 2005, was primarily from the growth in our interest earning assets. This asset growth resulted in an increase in net interest income of $440,495 or 120.7%, to $805,400 for the three months ended June 30, 2006, from $364,905 for the three months ended June 30, 2005, and $689,796 or 95.1%, to $1,415,408 for the six months ended June 30, 2006, from $725,612 for the six months ended June 30, 2005.
     Our net interest margin also improved to 3.88% for the six months ended June 30, 2006, compared to 3.17% for the six months ended June 30, 2005. The combination of the increase in interest earning assets and an increase in market interest rates between the comparable six month periods ended June 30, 2006 and June 30, 2005, resulted in an increase in our yield on our interest earning assets to 7.16% for the first six months of 2006 from 6.07% for the first six months of 2005. The improvement in our net interest margin resulting from the increase in yields on earning assets was partially offset by an increase in our rate on our interest-bearing deposits to 4.19% for the first six months of 2006 from 3.43% for the first six months of 2005.
     The mortgage business improved in the second quarter of 2006 compared to the first quarter, but remained below our levels from a year ago. As such, mortgage banking gains and fees decreased $12,979 or 10.5%, to $110,072 for the three months ended June 30, 2006, from $123,051 for the three months ended June 30, 2005, and $76,677 or 31.1%, to $170,271 for the six months ended June 30, 2006, from $246,948 for the six months ended June 30, 2005.
     We operate under a business model whereby our mortgage loan officers are expected to originate loans for sale in the secondary market and refer loan business to the Bank for our loan portfolio. While behind in loans originated for sale in the secondary mortgage market for the first six months of 2006 compared to 2005, this sales group has maintained a steady referral of loan business to the Bank and is the principal driver contributing to the growth of our portfolio. These loans, while principally secured by real estate, tend to be for commercial purposes such as builder construction, owner occupied businesses, and investors who are rehabbing either one or several 1 to 4 residential properties.
     The efforts of this sales group are evident as our loans and leases, net of allowance, increased $14,156,426 or 28.9% in the first six months of 2006 to $63,146,031 at June 30, 2006, from $48,989,605 reported at December 31, 2005. It has been and will continue to be our strategy to leverage our mortgage loan originators as a source for building our portfolio loans. We believe that our strategy of building a loan portfolio based on real estate based products will allow us to continue to maintain good asset quality and is consistent with our risk management policies.
     Noninterest expenses continue to increase over 2005 levels. Noninterest expenses increased $258,770 or 40.5%, to $897,817 for the three months ended June 30, 2006, from $639,047 for the three months ended June 30, 2005, and $459,394 or 35.6%, to $1,748,200 for the six months ended June 30, 2006, from $1,288,806 for the six months ended June 30, 2005. The dramatic increases in 2006 compared to 2005 are mostly attributable to the increase in staff to thirty-seven full-time equivalent employees at June 30, 2006, from twenty-seven at June 30, 2005 as we continue to build our team to support our planned growth. Commensurate with our increase in salaries, employee benefits also increased from the addition in staff and from added expenses related to actions taken to improve our employee benefits package. We also experienced an increase in other expenses related to our newly implemented director compensation program, legal fees, and other professional fees and costs associated with being a public company. In the forth quarter of 2005, our directors adopted a compensation plan to maintain and attract new directors. All outside directors served without cash compensation and only nominal stock option grants before January 1, 2006.
     Total assets increased by $9,110,627 or 12.5%, to $81,856,691 at June 30, 2006, compared to $72,746,064 at December 31, 2005. Average interest earning assets for the six months ended June 30, 2006, were $73,588,277, an increase of $27,375,800, or 59.2% from the $46,212,477 in average interest earning assets for the first six months of 2005.
     The allowance for loan and lease losses was $453,507 or 0.71% of loans at June 30, 2006, compared to $366,910 or 0.74% of loans at December 31, 2005. The decrease in the allowance for loan and lease losses as a percent of loans and leases was the result of our risk assessment of the loan and lease portfolios, management’s judgment as to appropriate reserve percentages for various categories of loans, and the growth in residential real estate loans outstanding which generally carry a lower risk assessment. Our non-performing assets increased slightly by $7,205 to $629,966 at June 30, 2006, from $622,761 at December 31, 2005. Non-performing assets as a percent of total loans were 0.99% of loans at June 30, 2006, compared to 1.26% of loans at December 31, 2005.
     Total deposits at June 30, 2006 were $65,532,429, down 2.4% from $67,175,482 at December 31, 2005. The decline in deposits is the primarily the result of maturities of premium rate certificates of deposit obtained through an Internet-based service and through print advertising in local newspapers. Noninterest bearing deposits were $8,738,507 at June 30, 2006, compared to $7,998,387 at December 31, 2005, reflecting an increase in deposits from title companies.
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
     Net interest income for the three and six months ended June 30, 2006, increased 120.7% and 95.1%, respectively, to $605,671 from $380,763 for the three months ended June 30, 2005, and to $1,415,408 from $725,612 for the six months ended June 30, 2005
     Total interest revenue increased for the three months ended June 30, 2006, to $1,411,071, from $745,668 for the three months ended June 30, 2005, and to $2,612,872 for the six months ended June 30, 2006 from $1,390,534 for the six months ended June 30, 2005. The increases are primarily attributable to an increase in interest revenue from loans and leases and from federal funds sold. Interest revenue from loans and leases increased for the three and six months ended June 30, 2006 by $553,066 or 90.0% and $966,230 or 81.2%, respectively. Interest revenue from federal funds sold and Federal Home Loan Bank deposits increased for the three and six months ended June 30, 2006 by $91,792 or 85.3% and $235,492 or 154.2%, respectively.
     Increases in average balances of our earning assets and market interest rates were the primary factors contributing to the significant increases in interest revenue between the comparable periods. Average loans increased by $21,458,933 or 59.7% for the three months ended June 30, 2006, to $57,376,276 from $35,917,343 for the three months ended June 30, 2005. The yield on loans increased to 8.16% for the three months ended June 30, 2006, from 6.86% for the three months ended June 30, 2005. Average loans increased by $20,721,793 or 61.4% for the six months ended June 30, 2006, to $54,476,098 from $33,754,305 for the six months ended June 30, 2005. The yield on loans increased to 7.98% for the six months ended June 30, 2006, from 7.11% for the six months ended June 30, 2005.

     Average federal funds sold and Federal Home Loan Bank deposit increased by $2,215,004 or 15.8% for the three months ended June 30, 2006, to $16,223,916 from $14,008,912 for the three months ended June 30, 2005. The yield on these funds increased to 4.93% for the three months ended June 30, 2006, from 3.08% for the three months ended June 30, 2005. Average federal funds sold and Federal Home Loan Bank deposit increased by $6,090,303 or 57.0% for the six months ended June 30, 2006, to $16,772,366 from $10,682,063 for the six months ended June 30, 2005. The yield on these funds increased to 4.67% for the six months ended June 30, 2006, from 2.88% for the six months ended June 30, 2005. The capital from our offering which closed on March 10, 2006 was invested into federal funds sold, accounting for part of the increase between the six month periods.
     The increase in yields on earning assets was also influenced by the increase in market interest rates in response to actions by the Federal Reserve to increase the target for the federal funds rate to 5.25% as of June 30, 2006, from the target rate of 3.25% as of June 30, 2005.
     Interest expense increased by $224,908 or 59.1% for the three months ended June 30, 2006, to $605,671 from $380,763 for the three months ended June 30, 2005, and by $532,542 or 80.1% for the six months ended June 30, 2006 to $1,197,464 from $664,922 for the six months ended June 30, 2005. The increase in interest expense was due to our growth in average balances of our money market accounts and premium rate certificates of deposit, and an increase in the rates paid on deposits as a result of the rise in market interest rates.
     Average interest bearing deposits increased by $13,416,166 or 31.2% for the three months ended June 30, 2006, compared to the same period in 2005. The rate on interest-bearing deposits increased to 4.31% for the three months ended June 30, 2006, from 3.55% for the three months ended June 30, 2005. Average interest bearing deposits increased by $18,534,798 or 47.5% for the six months ended June 30, 2006, compared to the same period in 2005. The rate on interest-bearing deposits increased to 4.19% for the six months ended June 30, 2006, from 3.43% for the six months ended June 30, 2005. The majority of the increase in average interest-bearing deposits was attributable to our growth in certificates of deposit and money market accounts resulting from our marketing efforts and the use of a web based service to offer certificates of deposit.
     Average noninterest-bearing deposits increased by $275,397 or 4.7% for the three months ended June 30, 2006, to $6,183,058 from $5,907,660 for the three months ended June 30, 2005. Average noninterest-bearing deposits increased by $2,179,731 or 54.7% for the six months ended June 30, 2006, to $6,167,631 from $3,987,900 for the six months ended June 30, 2005.
     The net margin on earning assets increased to 4.22% for the three months ended June 30, 2006, from 2.83% for the three months ended June 30, 2005. The net margin on earning assets increased to 3.88% for the six months ended June 30, 2006, from 3.17% for the six months ended June 30, 2005. The increase in average interest earning assets, our new capital, and the increases in market interest rates contributed to the increase in the net margin on earning assets.
     The following tables illustrates average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related revenue, expense and corresponding weighted average yields and rates. The average balances used in these tables and other statistical data were calculated using average daily balances.

Average Balances, Interest, and Yields/Rates

	Six Months Ended June 30,
	2006			2005
	Average		Yield/	Average		Yield/
	balance	Interest	Rate	balance	Interest	Rate

Assets:
Federal Funds Sold and FHLB deposit	$16,772,366	$388,229	4.67%	$10,682,063	$152,737	2.88%
FHLB and FRB stock	315,080	8,361	5.35%	212,431	5,548	5.27%

Investment Securities
Mortgage backed	—	—	0.00%	70	—	0.00%
Preferred trust	—	—	0.00%	147,514	7,417	10.14%
Equity security	30,000	500	3.36%	30,000	388	2.61%

Total investment securities	30,000	500	3.36%	177,584	7,805	8.86%

Loans held for sale	1,994,733	60,025	6.07%	1,386,094	34,917	5.08%

Loans:
Residential real estate	27,048,679	1,060,692	7.91%	15,448,789	559,611	7.30%
Construction and land development	8,325,744	334,617	8.10%	4,212,670	121,780	5.83%
Commercial, including real estate	9,602,433	388,778	8.16%	7,120,391	278,375	7.88%
Commercial finance leases	1,817,367	63,497	7.05%	3,282,830	115,314	7.08%
Home equity	7,326,106	295,697	8.14%	3,318,912	101,540	6.17%
Installment	355,769	12,476	7.07%	370,713	12,907	7.02%

Total loans	54,476,098	2,155,757	7.98%	33,754,305	1,189,527	7.11%

Total interest earning assets	73,588,277	2,612,872	7.16%	46,212,477	1,390,534	6.07%

Allowance for loan and lease losses	(401,542)			(315,197)
Noninterest-bearing cash	1,525,125			1,090,221
Premises and equipment	984,198			952,745
Other assets	630,528			484,704

Total assets	76,326,586			48,424,950

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	4,799,111	73,730	3.10%	5,661,507	53,323	1.90%
NOW money market and escrow	14,071,321	318,992	4.57%	3,150,571	42,817	2.74%
Certificates of deposit	38,704,721	804,742	4.19%	30,228,277	568,782	3.79%

Total interest-bearing deposits	57,575,153	1,197,464	4.19%	39,040,355	664,922	3.43%
Noninterest-bearing deposits	6,167,631	—		3,987,900	—

	63,742,784	1,197,464	3.79%	43,028,255	664,922	3.12%

Other liabilities	255,103			153,260
Stockholders’ equity	12,328,699			5,243,435

Total Liabilities and Stockholders’ Equity	$76,326,586			$48,424,950

Net interest spread			3.37%			2.95%
Net interest income		$1,415,408			$725,612

Net margin on earning assets			3.88%			3.17%

	Three Months Ended June 30,
	2006			2005
	Average		Yield/	Average		Yield/
	balance	Interest	Rate	balance	Interest	Rate

Assets:
Federal Funds Sold and FHLB deposit	$16,223,916	$199,354	4.93%	$14,008,912	$107,562	3.08%
FHLB and FRB stock	390,818	4,783	4.91%	238,499	2,969	4.99%

Investment Securities
Mortgage backed	—	—	0.00%	—	—	0.00%
Preferred trust	—	—	0.00%	—	—	0.00%
Equity security	30,000	198	2.65%	30,000	174	2.33%

Total investment securities	30,000	198	2.65%	30,139	174	2.32%

Loans held for sale	2,614,989	39,052	5.99%	1,504,595	20,345	5.42%

Loans:
Residential real estate	28,698,167	576,909	8.06%	16,111,378	277,729	6.91%
Construction and land development	8,688,562	181,711	8.39%	4,339,555	69,430	6.42%
Commercial, including real estate	10,178,871	211,695	8.34%	8,016,685	142,183	7.11%
Commercial finance leases	1,751,966	31,187	7.14%	3,033,645	53,512	7.08%
Home equity	7,729,315	160,223	8.31%	3,996,381	63,970	6.42%
Installment	329,395	5,959	7.26%	419,700	7,794	7.45%

Total loans	57,376,276	1,167,684	8.16%	35,917,343	614,618	6.86%

Total interest earning assets	76,635,999	1,411,071	7.39%	51,699,489	745,668	5.79%

Allowance for loan and lease losses	(435,210)			(315,242)
Noninterest-bearing cash	1,773,891			1,453,424
Premises and equipment	971,551			951,237
Other assets	695,567			388,763

Total assets	79,641,798			54,177,672

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	4,795,958	38,946	3.26%	5,581,980	27,497	1.98%
NOW money market and escrow	14,663,880	173,392	4.74%	3,945,545	32,536	3.31%
Certificates of deposit	36,963,514	393,333	4.27%	33,479,662	320,730	3.84%

Total interest-bearing deposits	56,423,352	605,671	4.31%	43,007,186	380,763	3.55%
Noninterest-bearing deposits	6,183,058	—		5,907,660	—

	62,606,409	605,671	3.88%	48,914,846	380,763	3.12%

Other liabilities	188,096			163,027
Stockholders’ equity	16,847,293			5,099,798

Total Liabilities and Stockholders’ Equity	$79,641,798			$54,177,672

Net interest spread			3.51%			2.67%
Net interest income		$805,400			$364,905

Net margin on earning assets			4.22%			2.83%

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
     The provision for loan and lease losses was $34,000 and $89,000 for the three and six months ended June 30, 2006, compared to $20,000 for the three and six months ended June 30, 2005, respectively. The provision for each period reflects our risk assessment of the portfolio and the growth in loan and leases balances outstanding. During the first six months of 2006, we had $2,415 in chargeoffs and $12 in recoveries compared to $60 in chargeoffs and no recoveries for the first six months of 2005.
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
     The allowance for loan and lease losses was $453,507 or 0.71% of loans at June 30, 2006, compared to $366,910 or 0.74% of loans at December 31, 2005. The decrease in the allowance for loan and lease losses as a percent of loans and leases was the result of our risk assessment of the loan and lease portfolios, management’s judgment as to appropriate reserve percentages for various categories of loans, and the growth in residential real estate loans outstanding which generally carry a lower risk assessment. AmericasBank has no exposure to foreign countries or foreign borrowers. Management believes that the current allowance for loan and lease losses is adequate.

     The changes in the allowance for loan and lease losses are presented in the following table:

	Six Months Ended		Year Ended
	June 30,		December 31,
	2006	2005	2005

Balance, beginning of year	$366,910	$315,127	$315,127
Provision charged to operations	89,000	20,000	52,000
Recoveries	12	—	—

	455,922	335,127	367,127
Loans charged off	2,415	60	217

Balance, end of year	$453,507	$335,067	$366,910

Allowance for loan and lease losses to total loans	0.71%	0.85%	0.74%

Loans past due 90 days or more and still accruing interest	$—	$—	$—

     Noninterest Revenue
     Noninterest revenue consisted primarily of mortgage banking gains and fees from the sale of mortgage loans, and service charges on deposit accounts, which includes debit card fees and ATM fees. Noninterest revenues decreased $7,303 and $62,148 for the three and six months ended June 30, 2006, to $135,369 and $217,069, from $142,672 and $279,217 for the three and six months ended June 30, 2005, respectively. The decrease for both the three and six month periods was from a decline in mortgage banking gains and fees. Our mortgage business improved in the second quarter of 2006 compared to the first quarter, but remained below our levels from a year ago. As such, mortgage banking gains and fees decreased $12,979 or 10.5%, and $76,677 or 31.1% to $110,072 and $170,271 for the three and six months ended June 30, 2006, from $123,051 and $246,948 for the three and six months ended June 30, 2005, respectively. We expect to continue to expand our mortgage business to originate and sell loans as either a correspondent or broker. In July 2006 we added four new loan origination officers in Frederick, Maryland and entered into a lease to open a loan production office. While the slow down in the real estate market has effected our loan origination in the first half of 2006, we expect to increase our total loans originations in the second half of 2006 from our expansion efforts.
     Service charges on deposit accounts and other fees increased to $25,297 and $46,798 for the three and months ended June 30, 2006, from $19,621 and $32,269 for the three and six months ended June 30, 2005. The increase was primarily from fees on business accounts and ATM service charges.
     Noninterest Expenses
     Noninterest expenses continue to increase over 2005 levels. Noninterest expenses increased $258,770 or 40.5% for the three months ended June 30, 2006, to $897,817 from $639,047 for the three months ended June 30, 2005. Noninterest expenses increased $459,394 or 35.6% for the six months ended June 30, 2006, to $1,748,200 from $1,288,806 for the six months ended June 30, 2005
     Salaries increased 52.9% and 45.3% for the three and six months ended June 30, 2006, to $404,010 and $801,865 from $264,263 and $551,819 for the three and six months ended June 30, 2005, respectively. Accordingly, employee benefits increased 52.7% and 46.8% for the three and six months ended June 30, 2006, to $128,823 and $241,924 from $84,348 and $164,854 for the three and six months ended June 30, 2005, respectively. The dramatic increase in salaries is mostly attributed to the increase in staff to thirty-seven full-time equivalent employee including ten loan originators at June 30, 2006, compared to twenty-seven full-time equivalent employee including five loan originators at June 30, 2005, as we continue to build our team to support and manage our growth. Beginning in 2006, we engaged the services of Administaff, a professional employer organization, in an effort to improve our benefit package with the underlying strategy to be competitive in the recruiting market for both our existing staff and prospective employees. The increase in costs associated with our change in service providers and the increase in benefits arising from a larger staff were the primary reasons for the increase in our employee benefits in 2006 compared to 2005.

     Occupancy expense decreased $3,642 for the three months ended June 30, 2006 to $40,262, from $43,904 for the three months ended June 30, 2005, and increased $6,564 for the six months ended June 30, 2006 to $96,834, from $90,270 for the six months ended June 30, 2005. The increase in the six month period is primarily from additional depreciation expense arising from the renovations to the bank building at our 500 York Road location, other building maintenance and an increase in utilities. Furniture and equipment decreased $259 and $2,075 for the three and six months ended June 30, 2006 to $29,463 and $58,148, from $29,722 and $60,223 for the three and six months ended June 30, 2005.
     Other expenses increased $78,449, or 36.2% and $127,789, or 30.3% for the three and six month ended June 30, 2006 to $295,259 and $549,429, from $216,810 and $421,640 for the three and six months ended June 30, 2005, respectively. The increase in other expenses is related to our newly implemented director compensation program, legal fees, and other professional fees and costs associated with being a public company. In the fourth quarter of 2005, our directors adopted a compensation plan to maintain and attract new directors. All outside directors served without cash compensation and only nominal stock option grants before January 1, 2006.
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
     The investment portfolio at June 30, 2006 and December 31, 2005 consisted of a $30,000 equity security. The security is classified as available for sale.
     Loan Portfolio
     Loans and leases, net of allowance, unearned fees and origination costs increased $14,156,426 or 28.9% to $63,146,031 at June 30, 2006, from $48,989,605 at December 31, 2005. Compared to a year earlier, loans and leases, net of allowance, unearned fees and origination costs have increased by $24,058,753 or 61.6 % from $39,087,278 at June 30, 2005.
     Residential real estate loans increased by $5,805,240 (24.5%), construction and land development loans increased by $2,987,877 (35.6%), commercial loans including commercial real estate loans increased by $3,927,378 (44.8%), commercial finance leases decreased by $294,574 (15.8%), home equity loans increased by $1,773,237 (27.4%), and installment loans increased by $7,776 (2.6%) from their respective balances at December 31, 2005. Going forward, we expect to continue to see wide changes in the percentage of loans in our various loan categories as we experience scheduled payoffs and as we grow our loan portfolio.
     Loans secured by real estate comprise the majority of the loan portfolio. AmericasBank’s loan customers are generally located in the greater Baltimore metropolitan area.

     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio
	June 30		December 31,
	2006	%	2005	%

Residential real estate	$29,454,917	46.27%	$23,649,677	47.83%
Construction and land development	11,381,735	17.88%	8,393,858	16.97%
Commercial, including real estate	12,688,823	19.93%	8,761,445	17.72%
Commercial finance leases	1,569,918	2.47%	1,864,492	3.77%
Home equity	8,253,961	12.97%	6,480,724	13.11%
Installment	307,332	0.48%	299,556	0.60%

	63,656,686	100.00%	49,449,752	100.00%

Deferred loan origination fees, net of cost	(57,148)		(93,237)
Allowance for loan and lease losses	(453,507)		(366,910)

	$63,146,031		$48,989,605

     As of June 30, 2006, of the $29,454,917 in loans classified as residential real estate in the table above, $19,175,655 (or 65.2%) are loans made to investors. As of December 31, 2005, of the $23,649,677 in loans classified as residential real estate, $14,162,743 (or 59.9%) are loans made to investors. These loans are primarily secured by 1 to 4 residential properties and with the majority structured as adjustable rate mortgages.
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
     Information about non-performing loans is as follows:

	June 30,		December 31,
	2006	2005	2005

Nonaccrual loans	$629,966	$622,761	$622,761
Unrecorded interest on nonaccrual loans	78,759	27,994	51,922
Loans past due 90 days or more and still accruing interest	—	—	—
Specific reserve for nonaccrual loans included in the allowance for loan and lease losses	29,388	116,006	29,388
     A substantial amount of our nonaccrual loans is related to one loan in which we held an approximately 10% participation. Our loan balance to this borrower was $587,761 at June 30, 2006. This non-performing loan is a participation in a loan to a land developer for the purchase and development of raw land that was under contract for sale as developed lots to a national homebuilder. The project ran into delays during the permitting process related primarily to storm water management issues. As a result of the delays, the interest reserve was exhausted, causing the loan to go into interest payment default.
     In early November 2005, the national homebuilder agreed to release the borrower from its original purchase agreement. On November 18, 2005, the participating banks negotiated a 90-day Forbearance Agreement with the borrower for the purpose of allowing the borrower to negotiate the sale of the property. On February 7, 2006, the borrower entered into a new agreement with the same national homebuilder to sell the property “as is.” The new agreement was contingent upon completion of a feasibility study within 45 days of its execution. The national homebuilder completed its feasibility study and, on March 27, 2006, approved the purchase of the property, subject to the municipality’s approval of road access and drainage plans. The municipality has not yet approved the access or drainage plans that were presented to it by the national homebuilder. The feasibility period was extended to July 26, 2006 to give the municipality time to consider the proposal and approve the plans. There has been no further extension of the feasibility period and the participating banks are forbearing on a day-to-day basis, waiting for the municipality to meet and respond. We continue to believe that we will collect all of our outstanding principal balance, accrued interest and expenses, however it is possible that this will not be the case.
     We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan and lease losses. We write off impaired loans when collection of the loan is doubtful. We generally classify nonaccrual loans and leases as impaired. As of June 30, 2006, and December 31, 2005, no credit had been identified as impaired other than the nonaccrual loans and leases described above.
     We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan and lease losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, we generally require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of June 30, 2006, and December 31, 2005, we had no foreclosed real estate.
     Deposits
     We seek deposits within our market area by paying competitive interest rates and offering high quality customer service. In conjunction with our growth strategy, we offer premium rate certificates of deposit to support loan growth.
     Total deposits decreased by $1,643,053 or 2.4% to $65,532,429 from $67,175,482 at December 31, 2005. Interest-bearing deposits decreased $2,383,173 or 4.0% to $56,793,922 at June 30, 2006, from $59,177,095 at December 31, 2005. Noninterest bearing deposits increased $740,120 or 9.3% to $8,738,507 at June 30, 2006, from $7,998,387 at December 31, 2005.
     A majority of the decrease in our interest bearing deposits at June 30, 2006 was due to maturities of premium rate certificates of deposits that were not renewed or replaced with new certificates. The additional capital raised in March 2006 provided us with sufficient liquidity to replace these high cost funds. As we grow our assets we will again utilize the web-based service and print advertising in local newspapers to offer certificates of deposit and other interest bearing core deposit products. While the interest rate for certificates of deposit offered through the web-based services is higher than what we would typically pay within our market, we view this service as an efficient process to raise deposits expeditiously and for specific terms. The increase in noninterest bearing deposits was primarily from an increase in activity in our accounts held by title companies.
     Liquidity
     Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. We monitor our federal funds sold position on a daily basis in that this is our primary source of liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional liquidity is also available from our loans held for sale, which amounted to $1,538,416 at June 30, 2006. We have no other sources of liquidity, such as lines of credit or correspondent relationships with other financial institutions. When we sustain breakeven profitability, we hope to establish a line of credit with the Federal Home Loan Bank, but there can be no assurance that we will be successful in our efforts.

     Our immediate sources of liquidity are cash and due from banks and short term investments. As of June 30, 2006, we had $1,185,015 in cash and due from banks, and $13,723,386 in federal funds sold and Federal Home Loan Bank deposit. Management has made a decision to maintain liquidity instead of investing in investment securities in order to ensure that funds are readily available to fund the growth of the loan portfolio. In addition, deposits from title companies represent a deposit that is subject to more volatility, thereby increasing our need to have funds available. We believe that our risks of volatility associated with these deposits will lessen as we add more of this type of account to our customer base.
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
     Capital
     Our stockholders’ equity was $16,105,896 at June 30, 2006, an increase of $10,849,845 from the $5,256,051 reported at December 31, 2005. The significant increase is due to capital raised in our public offering which closed on March 10, 2006. In the offering we sold 1,725,000 shares of common stock for $7.00 per share. Net proceeds from the offering were approximately $11,047,439. We invested $10,500,000 of these funds into AmericasBank in March 2006.
     In June 2006 we agreed to separate our business relationship with the head of our Towson mortgage loan production office. Among the terms of the separation agreement, the employee surrendered 12,500 shares of AmericasBank Corp common stock. These shares were unvested and expired under the terms of the purchase agreement dated October 4, 2004. Goodwill and stockholders’ equity were reduced by $64,750 to record the financial result of this transaction.
     The following table shows our regulatory capital ratios and the minimum capital ratios currently required by our banking regulator to be “well capitalized” and “adequately capitalized.” The table provides information for AmericasBank Corp.

	Risk Based Capital Analysis
	June 30,	December 31,
(dollars in thousands)	2006	2005
Tier 1 Capital:
Common stock	$27	$9
Capital surplus	22,672	11,635
Retained earnings	(6,593)	(6,388)
Less: disallowed assets	(224)	(291)

Total Tier 1 Capital	15,882	4,965

Tier 2 Capital:
Allowance and contingent reserves for loan and lease losses	473	367

Total Risk Based Capital	$16,355	$5,332

Risk weighted assets	$58,867	$47,122

			Regulatory Minimum to be
			Well	Adequately
			Capitalized	Capitalized
Capital Ratios:
Total risk based capital ratio	27.78%	11.32%	10.00%	8.00%
Tier 1 risk based capital ratio	26.98%	10.54%	6.00%	4.00%
Leverage ratio	20.00%	6.95%	5.00%	4.00%

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
     The value of the options was estimated using the Black-Scholes option pricing model with the option life estimated at 5-9 years. There were no modifications made to outstanding share options prior to the adoption of the fair value method. The compensation expense not yet recognized as of June 30, 2006, was approximately $384,054.
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
     Goodwill of $266,985 was recorded when we acquired certain assets and assumed certain liabilities of uvm Mortgage Marketing in October 2004. In June 2006 we agreed to separate our business relationship with the head of our Towson mortgage loan production office who was the former owner of uvm Mortgage Marketing. Among the terms of the separation agreement, the employee surrendered 12,500 shares of AmericasBank Corp common stock. These shares were unvested and expired under the terms of the purchase agreement dated October 4, 2004. Goodwill and stockholders’ equity were reduced by $64,750 to record the financial result of this transaction.
     Goodwill is tested at least annually for impairment.
     Estimate of Costs to Originate Loans
     Effective January 2005, we reevaluated our estimate of the costs to originate or acquire loans and leases and loans held for sale. This analysis resulted in a higher amount of costs deferred per loan than in prior periods. The deferral of loan origination costs results in a reduction of salaries and other noninterest expense. The reduction to salaries and other noninterest expense was partially offset by a reduction in interest revenues on loans and leases due to the amortization of these costs. Also, mortgage banking gains and fees from the sale of loans held for sale were reduced by the recognition of the costs upon the sale of the loan. Deferred loan origination costs were $550,235 and $408,764 at June 30, 2006 and December 31, 2005 respectively, an increase of $141,471. Deferred loan origination fees were $607,383 and $502,001 at June 30, 2006 and December 31, 2005 respectively, an increase of $105,382.
     This increase in both deferred loan costs and fees is the result of greater loan originations and our reevaluation of cost estimates. Deferred origination costs includes the unamortized balance of the origination costs described above, plus other direct costs such as closing costs paid by us in connection with the origination of certain loans, primarily home equity loans. Management evaluates its estimate of loan origination costs quarterly.
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
     Outstanding loan commitments and lines and letters of credit at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005
Loan commitments	$12,456,990	$5,071,512
Unused lines of credit	$18,992,694	$7,613,465
Letters of credit	$1,500	$60,713
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
     In addition, there were no changes in AmericasBank Corp.’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended June 30, 2006, identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that have materially affected, or are reasonably likely to materially affect, AmericasBank Corp.’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	None.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Securities Holders.
     (a) AmericasBank Corp. held its annual meeting of stockholders on June 6, 2006.
     (b) At the annual meeting, Nicholas J. Belitsos, M.D., Allen S. Lloyd, Jr., Ramon F. Roig, Jr., M.D., and Lee W. Warner were elected to serve a three-year term expiring upon the date of AmericasBank Corp.’s 2009 Annual Meeting. Richard C. Faint, Jr. was elected to serve the remainder of a three-year term expiring upon the date of AmericasBank Corp.’s 2008 Annual Meeting. The term of office of the following directors continued after the meeting: Mark H. Anders, Savas J. Karas, Mark D. Noar, M.D., Kenneth D. Pezzulla, A. Gary Rever, Graylin E. Smith, and John C. Weiss, III.
     (c) 1. The following individuals were nominees for the Board of Directors for a term to expire at the 2009 annual meeting of stockholders. The number of votes for or withheld for each nominee is as follows:

	For	Withheld	Total
Nicholas J. Belitsos, M.D.	2,293,346	187,034	2,480,380
Allen S. Lloyd, Jr.	2,389,504	90,876	2,480,380
Ramon F. Roig, Jr., M.D.	2,360,054	120,326	2,480,380
Lee W. Warner	2,390,658	89,722	2,480,380
     The following individual was a nominee for the Board of Directors for a term to expire at the 2008 annual meeting of stockholders. The number of votes for or withheld for each nominee is as follows:

	For	Withheld	Total
Richard C. Faint, Jr.	2,385,858	94,522	2,480,380
     There were no broker non-votes in the election of directors.
     2. The approval of an amendment to the AmericasBank Corp. 2004 Stock Incentive Plan to increase the number of shares of common stock available for issuance under the Incentive Plan to 800,000 shares from 320,780 shares:

			Broker Non-
For	Against	Abstain	Votes	Total
1,073,483	498,383	6,379	902,135	2,480,380
     3. The ratification of the appointment of Rowles & Company, LLP as independent public accountants to audit the financial statements of AmericasBank Corp. for 2006:

			Broker Non-
For	Against	Abstain	Votes	Total
2,267,089	3,800	209,491	—	2,480,380
Item 5. Other Information.
     None.
Item 6. Exhibits.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmericasBank Corp.

Date: August 9, 2006	By:	/s/ Mark H. Anders

Mark H. Anders, President and Chief
Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	By:	/s/ A. Gary Rever

A. Gary Rever, Chief Financial Officer
(Principal Accounting and Financial Officer)