Form 10QSB
period 2006-09-30
AMERICASBANK CORP
filed 2006-11-13
CIK 1040491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At November 6, 2006, the issuer had 2,654,202 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES  ☐    NO  ☒

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AmericasBank Corp. and Subsidiary

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$1,056,917	$1,957,870
Federal funds sold and Federal Home Loan Bank deposit	10,824,483	18,440,881

Cash and cash equivalents	11,881,400	20,398,751
Securities available for sale	30,000	30,000
Federal Home Loan Bank and Federal Reserve Bank stock at cost	609,250	238,500
Loans held for sale	3,551,443	1,223,616
Loans and leases, less allowance of $915,660 and $366,910	78,396,299	48,989,605
Premises and equipment	1,049,228	1,005,561
Accrued interest receivable	468,523	263,039
Goodwill	202,235	266,985
Intangible assets	19,259	24,222
Other assets	108,532	305,785

	$96,316,169	$72,746,064

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$6,826,880	$7,998,387
Interest-bearing	73,311,245	59,177,095

Total deposits	80,138,125	67,175,482
Other liabilities	342,247	314,531

	80,480,372	67,490,013

Stockholders’ equity
Common stock, par value $.01 per share; 30,000,000 shares authorized, issued and outstanding 2,654,202 and 941,702, shares	26,542	9,417
Preferred stock, par value $.01 per share; 5,000,000 shares authorized, issued and outstanding 0 shares	—	—
Additional paid-in capital	22,762,123	11,634,984
Accumulated deficit	(6,952,868)	(6,388,350)
Accumulated other comprehensive income	—	—

	15,835,797	5,256,051

	$96,316,169	$72,746,064

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest revenue
Loans and leases, including fees	$1,470,185	$776,685	$3,625,942	$1,966,212
Federal funds sold and Federal Home Loan Bank deposit	210,336	110,593	598,565	263,330
Loans held for sale	48,682	45,957	108,707	80,874
Preferred trust securities	—	—	—	7,417
Other	9,455	3,768	18,316	9,704

Total interest revenue	1,738,658	937,003	4,351,530	2,327,537

Interest expense
Deposits	813,784	454,157	2,011,248	1,119,079

Net interest income	924,874	482,846	2,340,282	1,208,458
Provision for loan and lease losses	470,000	15,000	559,000	35,000

Net interest income after provision for loan and lease losses	454,874	467,846	1,781,282	1,173,458

Noninterest revenue
Service charges on deposit accounts and other fees	25,331	25,077	72,129	57,346
Mortgage banking gains and fees	98,262	145,634	268,533	392,582

Total noninterest revenue	123,593	170,711	340,662	449,928

Noninterest expenses
Salaries	396,049	272,238	1,197,914	824,057
Employee benefits	120,784	82,740	362,708	247,594
Occupancy	53,725	40,869	150,559	131,139
Furniture and equipment	27,983	28,066	86,131	88,289
Other	339,721	225,745	889,150	647,385

Total noninterest expenses	938,262	649,658	2,686,462	1,938,464

Income (loss) before income taxes	(359,795)	(11,101)	(564,518)	(315,078)
Income taxes	—	—	—	—

Net income (loss)	$(359,795)	$(11,101)	$(564,518)	$(315,078)

Loss per common share - basic and diluted	$(0.14)	$(0.01)	$(0.25)	$(0.33)

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Comprehensive income
	Shares	Par value
Balance, December 31, 2004	941,702	$9,417	$11,449,191	($6,080,564)	$17,760
Net loss	—	—	—	(315,078)	—	$(315,078)
Unrealized loss on investment securities available for sale, net	—	—	—	—	(17,760)	(17,760)

Comprehensive income						$(332,838)

Stock-based compensation expense	—	—	122,168	—	—

Cash paid for fractional shares resulting from reverse stock split	—	—	(327)	—	—

Balance, September 30, 2005	941,702	$9,417	$11,571,032	$(6,395,642)	$—

Balance, December 31, 2005	941,702	$9,417	$11,634,984	$(6,388,350)	$—

Net loss	—	—	—	(564,518)	—	$(564,518)
Unrealized loss on investment securities available for sale, net	—	—	—	—	—	—

Comprehensive income						$(564,518)

Stock-based compensation expense	—	—	161,575	—	—

Common stock surrendered	(12,500)	(125)	(64,625)	—	—

Common stock issued, net	1,725,000	17,250	11,030,189	—	—

Balance, September 30, 2006	2,654,202	$26,542	$22,762,123	$(6,952,868)	$—

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities
Interest received	$4,205,593	$2,172,280
Fees and commissions received	72,129	57,346
Interest paid	(1,917,363)	(1,085,081)
Proceeds from sales of loans held for sale	29,990,146	28,357,464
Originations of loans held for sale	(32,049,440)	(31,747,632)
Cash paid to suppliers and employees	(2,230,270)	(1,664,555)

	(1,929,205)	(3,910,178)

Cash flows from investing activities
Proceeds from maturity and call of investment securities available for sale	—	300,422
Purchase of Federal Home Loan Bank and Federal Reserve stock	(370,750)	(105,950)
Loans and leases made, net of principal collected	(30,025,241)	(14,631,275)
Purchase of premises, equipment and software	(137,487)	(45,937)

	(30,533,478)	(14,482,740)

Cash flows from financing activities
Net increase in time deposits	10,943,192	17,001,867
Net increase in other deposits	2,019,451	14,366,171
Cash payment for fractional shares	—	(327)
Common stock surrendered	(64,750)	—
Proceeds from issuance of common stock, net	11,047,439	—

	23,945,332	31,367,711

Net increase (decrease) in cash and cash equivalents	(8,517,351)	12,974,793
Cash and cash equivalents at beginning of year	20,398,751	5,223,547

Cash and cash equivalents at end of period	$11,881,400	$18,198,340

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited) (Continued)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Reconciliation of net loss to net cash provided by operating activities
Net loss	$(564,518)	$(315,078)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	121,278	129,709
Provision for loan and lease losses	559,000	35,000
Stock-based compensation	161,575	122,168
Amortization of loan premium and other intangible assets	4,241	3,000
Increase (decrease) in
Deferred loan fees and costs, net	59,547	(56,260)
Accrued interest payable	93,885	33,998
Other liabilities	(66,169)	(15,423)
Decrease (increase) in
Loans held for sale	(2,327,827)	(3,782,750)
Accrued interest receivable	(205,484)	(98,997)
Other assets	235,267	34,455

	$(1,929,205)	$(3,910,178)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICASBANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the activity of AmericasBank Corp. (the “Company”) and its wholly owned subsidiary, AmericasBank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Effective January 1, 2005, AmericasBank Corp. began recognizing expense for stock-based compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended. As a result, salaries, employee benefits expense, and other expense (directors fees) included stock-based compensation of $89,696 and $161,575 for the three months and nine months ended September 30, 2006, and $40,723 and $122,168 for the three and nine months ended September 30, 2005, respectively. We have chosen the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amended SFAS No. 123. As a result, financial information for all prior periods presented have been restated to reflect the salaries and employee benefits expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees. The use of the retroactive restatement method resulted in the restatement of previously reported balances of additional paid-in capital and accumulated deficit. As of December 31, 2004, previously reported additional paid-in capital was increased by $286,910 and accumulated deficit was increased by the same amount.

3.	REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

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

Income/loss per common share is determined by dividing net income/loss by the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents were not considered in the computation of diluted income/loss per share because the result would have been anti-dilutive. The weighted average common shares outstanding were 2,654,202 and 2,231,446 for the three and nine months ended September 30, 2006, and 941,702 for the three and nine months ended September 30, 2005, respectively.

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

To succeed in our community banking strategy, we must effectively differentiate ourselves from our competitors, including the larger financial service companies operating in our market area. We believe we can do this by selling the concept that we have established and published in our marketing material – we want to be known as: Creative, Responsive and Flexible. We have observed that by consistently providing customer service beyond what is expected, we attract the specific customers we seek and they, in turn, become our best advocates and referral sources. Since 2004, we have realigned and expanded bank and loan operations with experienced staff and also invested in new banking products.

We are using the $11 million in capital that we raised in our recent offering to execute our expansion strategy, thereby allowing us to effectively leverage our investment in bank and loan operations with only incremental additions to staff. Our expansion strategy for new markets consists of replicating the community bank business model that we have developed in the Towson market. We believe this as an efficient way to enter a market and drive the operation to profitability relatively quickly. Our goal is to enter several new markets over the next few years.

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

In 2006, we have made the following achievements in the implementation of our strategic plan:

•	Lending efficiency improved as a result of a larger legal lending limit provided by the new capital raised in March 2006.

•	In April 2006, we announced the appointment of William J. Allen as a Senior Vice President to lead the development and growth of the bank’s mortgage division.

•	In July 2006, we opened a mortgage loan origination office in Frederick, Maryland.

•	In August 2006, we engaged the services of a marketing firm to begin the process to develop a new corporate identity for our community bank model, and to define the product offerings for our targeted customers including small business and professional service organizations. Focus group studies are being conduced in the fourth quarter of 2006.

•	In September 2006, we announced the appointment of William Wilcox as a director of the Company and the Bank. Mr. Wilcox is a veteran mortgage banking executive.

•	We continue to search for commercial and mortgage bankers in our current market as well as the markets that we have targeted for expansion.

Summary of Recent Performance

We incurred a net loss of $359,795 or $(0.14) per basic and diluted common share for the three months ended September 30, 2006, an increase of $348,694 compared to our net loss of $11,101 or $(0.01) per basic and diluted common share for the three months ended September 30, 2005. Our net loss for the nine months ended September 30, 2006 was $564,518 or $(0.25) per basic and diluted common share, an increase of $249,440 compared to our net loss of $315,078 or $(0.33) per basic and diluted common share for the nine months ended September 30, 2005.

During the three months ended September 30, 2006, we reported a 62.3% growth in average loans and an 85.6% growth in interest revenues compared to the three months ended September 30, 2005. This resulted in a $422,028 or 91.5% growth in net interest income between the comparative quarters, and an increase in our net interest margin to 4.12% for the three months ended September 30, 2006, from 3.23% for the three months ended September 30, 2005. However, the increase in income was more than offset by a $470,000 provision for loan and lease losses for the three months ended September 30, 2006 compared to a $15,000 provision for the three months ended September 30, 2005. The provision in the third quarter of 2006 was attributable to reserves for loan growth in the quarter, the increasing softness in the real estate market, the downgrade of several loans, and specific reserves for specific borrowers.

The loan loss provision for the three months ended September 30, 2006, included $123,000 provided for the $15,808,057 in gross loan growth during the third quarter of 2006, and $112,000 to increase the allowance percentage on residential investment properties to reflect the softness in the local real estate market.

In addition, the provision included a special provision of $68,000 for the downgrade in the risk rating on several loans in the portfolio. The loans that have had been downgraded include a commercial finance lease of $152,621 and three loans to one borrower aggregating $600,170 secured by residential investment properties. This borrower is actively marketing the properties securing our loans and we believe that the proceeds from these sales should repay the debt in full. The additional allowance on these loans reflects the heightened risk that our loans may not be fully repaid from the sale.

The provision also included $167,000 provided for a $587,761 land development loan that has been on nonaccrual status since March 2005. In February, 2006, the land development firm, who is the bank’s borrower, negotiated a settlement agreement to sell the collateral property to the national homebuilder who was going to build on the property. Among other things, the terms of this settlement agreement provided that the national homebuilder would assume the responsibility of negotiating with the municipality where the land is located to secure the approvals necessary to move forward with the development of the collateral property. In August 2006, negotiations between the national homebuilder and the municipality broke down over access and storm water management issues. Bank management believes this event creates a significant adverse condition, exposing the Bank to increased risks, including the risk of the borrower filing for bankruptcy protection and a possible foreclosure action. Increasing the reserves was deemed prudent by management given the additional risks now associated with this credit. Subsequently, on September 12, 2006, a foreclosure action was filed on the property and an auction date was set for November 10, 2006. The guarantor of the loan, an LLC that owns the property, filed bankruptcy on November 8, 2006, which has forestalled the auction.

The provision for loan and lease losses in the third quarter of 2006 increased the amount of the allowance for loan and lease losses and the ratio of the allowance to total loans. The allowance for loan and lease losses was $915,660 or 1.15% of loans at September 30, 2006, compared to $366,910 or 0.74% of loans at December 31, 2005. Notwithstanding the increase in the allowance for loan and lease losses, non-performing assets remained unchanged at $622,761 at September 30, 2006, and December 31, 2005. Non-performing assets as a percent of total loans were 0.78% of loans at September 30, 2006, compared to 1.26% of loans at December 31, 2005.

Mortgage loans originated for sale in the secondary market remained below our levels from a year ago. Mortgage banking gains and fees decreased $47,372 or 32.5%, to $98,262 for the three months ended September 30, 2006, from $145,634 for the three months ended September 30, 2005. We operate under a business model whereby our mortgage loan officers are expected to originate loans for sale in the secondary market and refer loan business to the Bank for our loan portfolio. While behind in loans originated for sale in the secondary mortgage market for the first nine months of 2006 compared to 2005, this sales group has maintained a steady referral of loan business to the Bank and their efforts have contributed to the growth in loans. These loans, while principally secured by real estate, tend to be for commercial purposes such as builder construction, owner occupied businesses, and investors who are rehabbing either one or several 1 to 4 residential properties.

The efforts of this sales group are evident as our loans and leases, net of allowance, increased $29,406,694 or 60.0% in the first nine months of 2006 to $78,396,299 at September 30, 2006, from $48,989,605 reported at December 31, 2005. It has been and will continue to be our strategy to leverage our mortgage loan originators as a source for building our portfolio loans. We believe that our strategy of building a loan portfolio based on real estate based products will allow us to continue to maintain good asset quality and is consistent with our risk management policies.

Noninterest expenses continue to increase over 2005 levels. Noninterest expenses increased $288,604 or 44.4%, to $938,262 for the three months ended September 30, 2006, from $649,658 for the three months ended September 30, 2005, and $747,998 or 38.6%, to $2,686,462 for the nine months ended September 30, 2006, from $1,938,464 for the nine months ended September 30, 2005. The significant increases in 2006 compared to 2005 are mostly attributable to increases in salaries, employee benefits, professional fees and our new director compensation program. In the fourth quarter of 2005, our directors adopted a compensation plan to maintain and attract new directors. All outside directors served without cash compensation and only nominal stock option grants before January 1, 2006.

Total assets increased by $23,570,105 or 32.4%, to $96,316,169 at September 30, 2006, compared to $72,746,064 at December 31, 2005. Average interest earning assets for the nine months ended September 30, 2006, were $78,799,366, an increase of $28,183,019, or 55.7% from the $50,616,347 in average interest earning assets for the first nine months of 2005.

Total deposits at September 30, 2006, were $80,138,125, an increase of 19.3% from $67,175,482 at December 31, 2005. The increase in deposits is primarily the result of growth in premium rate certificates of deposit obtained through an Internet-based service and brokers. Noninterest bearing deposits were $6,826,880 at September 30, 2006, compared to $7,998,387 at December 31, 2005, reflecting a decrease in deposits from title companies

Results of Operations

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

Net interest income for the three and nine months ended September 30, 2006, increased 91.5% and 93.7%, respectively, to $924,874 from $482,846 for the three months ended September 30, 2005, and to $2,340,282 from $1,208,458 for the nine months ended September 30, 2005.

Total interest revenue increased for the three months ended September 30, 2006, to $1,738,658, from $937,003 for the three months ended September 30, 2005, and to $4,351,530 for the nine months ended September 30, 2006 from $2,327,537 for the nine months ended September 30, 2005. The increases are primarily attributable to an increase in interest revenue from loans and leases and from federal funds sold. Interest revenue from loans and leases increased for the three and nine months ended September 30, 2006, by $693,500 or 89.3% and $1,659,730 or 84.4%, respectively. Interest revenue from federal funds sold and Federal Home Loan Bank deposits increased for the three and nine months ended September 30, 2006, by $99,743 or 90.2% and $335,235 or 127.3%, respectively.

Increases in average balances of our earning assets and market interest rates were the primary factors contributing to the significant increases in interest revenue between the comparable periods. Average loans increased by $26,633,763 or 62.3% for the three months ended September 30, 2006, to $69,396,171 from $42,762,408 for the three months ended September 30, 2005. The yield on loans increased to 8.41% for the three months ended September 30, 2006, from 7.21% for the three months ended September 30, 2005. Average loans increased by $22,714,105 or 61.7% for the nine months ended September 30, 2006, to $59,504,108 from $36,790,003 for the nine months ended September 30, 2005. The yield on loans increased to 8.15% for the nine months ended September 30, 2006, from 7.15% for the nine months ended September 30, 2005.

Average federal funds sold and Federal Home Loan Bank deposit increased by $3,235,058 or 25.6% for the three months ended September 30, 2006, to $15,894,113 from $12,659,055 for the three months ended September 30, 2005. The yield on these funds increased to 5.25% for the three months ended September 30, 2006, from 3.47% for the three months ended September 30, 2005. Average federal funds sold and Federal Home Loan Bank deposit increased by $5,128,096 or 45.2% for the nine months ended September 30, 2006, to $16,476,398 from $11,348,302 for the nine months ended September 30, 2005. The yield on these funds increased to 4.86% for the nine months ended September 30, 2006, from 3.10% for the nine months ended September 30, 2005. The capital from our offering which closed on March 10, 2006, was invested into federal funds sold, accounting for part of the increase between the nine month periods.

The increase in yields on earning assets was also influenced by the increase in market interest rates in response to actions by the Federal Reserve to increase the target for the federal funds rate to 5.25% as of September 30, 2006, from the target rate of 3.75% as of September 30, 2005.

Interest expense increased by $359,627 or 79.2% for the three months ended September 30, 2006, to $813,784 from $454,157 for the three months ended September 30, 2005, and by $892,169 or 79.7% for the nine months ended September 30, 2006, to $2,011,248 from $1,119,079 for the nine months ended September 30, 2005. The increase in interest expense was due to the growth in average balances of our money market accounts and premium rate certificates of deposit, and an increase in the rates paid on deposits as a result of the rise in market interest rates.

Average interest bearing deposits increased by $20,655,506 or 42.9% for the three months ended September 30, 2006, to $68,846,014 from $48,190,508 for the three months ended September 30, 2005. The rate on interest-bearing deposits increased to 4.69% for the three months ended September 30, 2006, from 3.74% for the three months ended September 30, 2005. Average interest bearing deposits increased by $19,249,469 or 45.7% for the nine months ended September 30, 2006, to $61,373,392 from $42,123,923 for the nine months ended September 30, 2005. The rate on interest-bearing deposits increased to 4.38% for the nine months ended September 30, 2006, from 3.55% for the nine months ended September 30, 2005. The majority of the increase in average interest-bearing deposits was attributable to our growth in certificates of deposit and money market accounts resulting from our marketing efforts and the use of a web based service to offer certificates of deposit.

Average noninterest-bearing deposits decreased by $1,806,696 or 22.3% for the three months ended September 30, 2006, to $6,307,442 from $8,114,138 for the three months ended September 30, 2005. Average noninterest-bearing deposits increased by $836,320 or 15.5% for the nine months ended September 30, 2006, to $6,214,747 from $5,378,427 for the nine months ended September 30, 2005. Noninterest-bearing deposits are mainly comprised of deposits from title companies and the balances held in these accounts are subject to the variability of the real estate market.

The net margin on earning assets increased to 4.12% for the three months ended September 30, 2006, from 3.23% for the three months ended September 30, 2005. The net margin on earning assets increased to 3.97% for the nine months ended September 30, 2006, from 3.19% for the nine months ended September 30, 2005. The increase in average interest earning assets, our new capital, and the increases in market interest rates contributed to the increase in the net margin on earning assets.

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

Average Balances, Interest, and Yields/Rates

	Nine Months Ended September 30,
	2006			2005
	Average balance	Interest	Yield/ Rate	Average balance	Interest	Yield/ Rate
Assets:
Federal Funds Sold and FHLB deposit	$16,476,398	$598,565	4.86%	$11,348,302	$263,330	3.10%
FHLB and FRB stock	414,214	17,618	5.69%	221,216	9,142	5.53%
Investment Securities
Mortgage backed	—	—	—	46	—	0.00%
Preferred trust	—	—	—	97,802	7,417	10.14%
Equity security	30,000	698	3.11%	30,000	562	2.50%

Total investment securities	30,000	698	3.11%	127,848	7,979	8.34%
Loans held for sale	2,374,646	108,707	6.12%	2,128,978	80,874	5.08%
Loans:
Residential real estate	28,833,846	1,733,106	8.04%	16,462,002	893,817	7.26%
Construction and land development	9,991,517	631,638	8.45%	4,791,893	220,507	6.15%
Commercial, including real estate	10,753,348	660,652	8.21%	8,192,899	479,755	7.83%
Commercial finance leases	1,693,507	89,453	7.06%	3,009,410	159,021	7.06%
Home equity	7,863,155	490,895	8.35%	3,881,431	188,872	6.51%
Installment	368,735	20,198	7.32%	452,368	24,240	7.16%

Total loans	59,504,108	3,625,942	8.15%	36,790,003	1,966,212	7.15%

Total interest earning assets	78,799,366	4,351,530	7.38%	50,616,347	2,327,537	6.15%

Allowance for loan and lease losses	(427,774)			(321,940)
Noninterest-bearing cash	1,517,505			1,173,779
Premises and equipment	996,179			943,132
Other assets	662,698			469,879

Total assets	81,547,974			52,881,197

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	4,860,792	116,736	3.21%	5,448,242	81,792	2.01%
NOW money market and escrow	14,635,786	521,493	4.76%	4,385,916	110,222	3.36%
Certificates of deposit	41,876,814	1,373,019	4.38%	32,289,765	927,065	3.84%

Total interest-bearing deposits	61,373,392	2,011,248	4.38%	42,123,923	1,119,079	3.55%
Noninterest-bearing deposits	6,214,747	—		5,378,427	—

	67,588,139	2,011,248	3.98%	47,502,350	1,119,079	3.15%

Other liabilities	271,791			159,624
Stockholders’ equity	13,688,044			5,219,223

Total Liabilities and Stockholders’ Equity	$81,547,974			$52,881,197

Net interest spread			3.40%			3.00%
Net interest income		$2,340,282			$1,208,458

Net margin on earning assets			3.97%			3.19%

	Three Months Ended September 30,
	2006			2005
	Average balance	Interest	Yield/ Rate	Average balance	Interest	Yield/ Rate
Assets:
Federal Funds Sold and FHLB deposit	$15,894,113	$210,336	5.25%	$12,659,055	$110,593	3.47%
FHLB and FRB stock	609,249	9,257	6.03%	238,500	3,594	5.98%
Investment Securities
Mortgage backed	—	—	—	—	—	—
Preferred trust	—	—	—	—	—	—
Equity security	30,000	198	2.62%	30,000	174	2.30%

Total investment securities	30,000	198	2.62%	30,000	174	2.30%
Loans held for sale	3,122,084	48,682	6.19%	3,590,521	45,957	5.08%
Loans:
Residential real estate	32,345,968	672,414	8.25%	18,455,388	334,206	7.18%
Construction and land development	13,268,744	297,021	8.88%	5,931,451	98,727	6.60%
Commercial, including real estate	13,017,648	271,874	8.29%	10,302,942	201,380	7.75%
Commercial finance leases	1,449,826	25,956	7.10%	2,471,486	43,707	7.02%
Home equity	8,919,741	195,198	8.68%	4,988,126	87,332	6.95%
Installment	394,244	7,722	7.77%	613,015	11,333	7.33%

Total loans	69,396,171	1,470,185	8.41%	42,762,408	776,685	7.21%

Total interest earning assets	89,051,617	1,738,658	7.75%	59,280,484	937,003	6.27%

Allowance for loan and lease losses	(479,382)			(335,206)
Noninterest-bearing cash	1,502,513			1,338,170
Premises and equipment	1,019,750			924,219
Other assets	725,989			440,712

Total assets	91,820,487			61,648,379

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	4,982,143	43,006	3.42%	5,028,666	28,469	2.25%
NOW money market and escrow	15,746,309	202,501	5.10%	6,816,323	67,405	3.92%
Certificates of deposit	48,117,562	568,277	4.69%	36,345,519	358,283	3.91%

Total interest-bearing deposits	68,846,014	813,784	4.69%	48,190,508	454,157	3.74%
Noninterest-bearing deposits	6,307,442	—		8,114,138	—

	75,153,456	813,784	4.30%	56,304,646	454,157	3.20%

Other liabilities	304,623			172,144
Stockholders’ equity	16,362,408			5,171,589

Total Liabilities and Stockholders’ Equity	$91,820,487			$61,648,379

Net interest spread			3.45%			3.07%
Net interest income		$924,874			$482,846

Net margin on earning assets			4.12%			3.23%

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

The provision for loan and lease losses was $470,000 and $559,000 for the three and nine months ended September 30, 2006, compared to $15,000 and $35,000 for the three and nine months ended September 30, 2005, respectively. The provision for each period reflects our risk assessment of the portfolio and the growth in loan and leases balances outstanding. During the first nine months of 2006, we had $10,262 in chargeoffs and $12 in recoveries compared to $143 in chargeoffs and no recoveries for the first nine months of 2005.

The loan loss provision for the three months ended September 30, 2006 included $123,000 provided for the $15,808,057 in gross loan growth during the third quarter of 2006, and $112,000 to increase the allowance percentage on residential investment properties to reflect the softness in the local real estate market.

In addition, the provision included a special provision of $68,000 for the downgrade in the risk rating on several loans in the portfolio. The loans that have had been downgraded include a commercial finance lease of $152,621 and three loans to one borrower aggregating $600,170 secured by residential investment properties. This borrower is actively marketing the properties securing our loans and we believe that the proceeds from these sales should repay the debt in full. The additional allowance on these loans reflects the heightened risk that our loans may not be fully repaid from the sale.

The provision also included $167,000 provided for a $587,761 land development loan that has been on nonaccrual status since March 2005. In February, 2006, the land development firm, who is the bank’s borrower, negotiated a settlement agreement to sell the collateral property to the national homebuilder who was going to build on the property. Among other things, the terms of this settlement agreement provided that the national homebuilder would assume the responsibility of negotiating with the municipality where the land is located to secure the approvals necessary to move forward with the development of the collateral property. In August 2006, negotiations between the national homebuilder and the municipality broke down over access and storm water management issues. Bank management believes this event creates a significant adverse condition, exposing the Bank to increased risks, including the risk of the borrower filing for bankruptcy protection and a possible foreclosure action. Increasing the reserves was deemed prudent by management given the additional risks now associated with this credit. Subsequently, on September 12, 2006, a foreclosure action was filed on the property and an auction date was set for November 10, 2006. The guarantor of the loan, an LLC that owns the property, filed bankruptcy on November 8, 2006, which has forestalled the auction.

We have a methodology for evaluating the adequacy of the allowance for loan and lease losses that distinguishes between credits evaluated as a group by either loan or risk rating category and those evaluated individually. We have predetermined allowance percentages based on credit types and for each risk rating category. All loans and leases are assigned a risk rating when they are made. This risk rating is reassessed by management periodically using the various evaluation factors mentioned above. Loans and leases that exhibit an acceptable level of risk per our internal risk grading system are grouped by category and assigned a standard reserve percentage when assessing the adequacy of the allowance for loan and lease losses. Loans and leases that are adversely risk-rated, or exhibit characteristics that suggest we have a heightened risk of default, are evaluated separately from non-adversely risk rated credits. Each adversely risk rated credit is assigned a standard reserve based on its risk rating or a special reserve based on an assessment of the specific risk factors related to that credit, which may be greater or lesser than the standard reserve for that risk rating.

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

The allowance for loan and lease losses was $915,660 or 1.15% of loans at September 30, 2006, compared to $366,910 or 0.74% of loans at December 31, 2005. The increase in the allowance for loan and lease losses as a percent of loans and leases was the result of our risk assessment of the loan and lease portfolios, management’s judgment as to appropriate reserve percentages for various categories of loans, and the growth in loans outstanding. AmericasBank has no exposure to foreign countries or foreign borrowers. Management believes that the current allowance for loan and lease losses is adequate.

The changes in the allowance for loan and lease losses are presented in the following table:

	Nine Months Ended September 30,		Year Ended December 31, 2005
	2006	2005
Balance, beginning of year	$366,910	$315,127	$315,127
Provision charged to operations	559,000	35,000	52,000
Recoveries	12	—	—

	925,922	350,127	367,127
Loans charged off	10,262	143	217

Balance, end of year	$915,660	$349,984	$366,910

Allowance for loan and lease losses to total loans	1.15%	0.76%	0.74%

Loans past due 90 days or more and still accruing interest	$—	$—	$—

Noninterest Revenue

Noninterest revenue consisted primarily of mortgage banking gains and fees from the sale of mortgage loans, and service charges on deposit accounts, which includes debit card fees and ATM fees. Noninterest revenues decreased $47,118 and $109,266 for the three and nine months ended September 30, 2006, to $123,593 and $340,662, from $170,711 and $449,928 for the three and nine months ended September 30, 2005, respectively. The decrease for both the three and nine month periods was from a decline in mortgage banking gains and fees. These gains and fees decreased $47,372 or 32.5%, and $124,049 or 31.6% to $98,262 and $268,533 for the three and nine months ended September 30, 2006, from $145,634 and $392,582 for the three and nine months ended September 30, 2005, respectively. We expect to continue to expand our mortgage business to originate and sell loans as either a correspondent or broker.

Service charges on deposit accounts and other fees increased to $25,331 and $72,129 for the three and nine months ended September 30, 2006, from $25,077 and $57,346 for the three and nine months ended September 30, 2005. The increase was primarily from fees on business accounts and ATM service charges.

Noninterest Expenses

Noninterest expenses continue to increase over 2005 levels. Noninterest expenses increased $288,604 or 44.4% for the three months ended September 30, 2006, to $938,262 from $649,658 for the three months ended September 30, 2005. Noninterest expenses increased $747,998 or 38.6% for the nine months ended September 30, 2006, to $2,686,462 from $1,938,464 for the nine months ended September 30, 2005

Salaries increased 45.5% and 45.4% for the three and nine months ended September 30, 2006, to $396,049 and $1,197,914 from $272,238 and $824,057 for the three and nine months ended September 30, 2005, respectively. Accordingly, employee benefits increased 46.0% and 46.5% for the three and nine months ended September 30, 2006, to $120,784 and $362,708 from $82,740 and $247,594 for the three and nine months ended September 30, 2005, respectively. The increase in salaries is mostly attributed to turnover and realignment of staff resulting in a higher salary base, annual merit increases, and an increase in the number of employees at the end of the periods. We had thirty-two full-time equivalent employee including seven loan originators at September 30, 2006, compared to twenty-nine full-time equivalent employee including six loan originators at September 30, 2005. We also paid hiring incentives to attract new mortgage loan officers. Beginning in 2006, we engaged the services of Administaff, a professional employer organization, in an effort to improve our benefit package with the underlying strategy to be competitive in the recruiting market for both our existing staff and prospective employees. The increase in costs associated with our change in service providers and the increase in benefits arising from a larger and more highly compensated staff were the primary reasons for the increase in our employee benefits in 2006 compared to 2005.

Occupancy expense increased $12,856 for the three months ended September 30, 2006, to $53,725, from $40,869 for the three months ended September 30, 2005, and increased $19,420 for the nine months ended September 30, 2006, to $150,559, from $131,139 for the nine months ended September 30, 2005. The increase in the three and nine month periods is primarily from additional depreciation expense arising from the renovations to the bank building at our 500 York Road location, additional rent for the expansion of our mortgage business in Frederick, other building maintenance and an increase in utilities. Furniture and equipment decreased $83 and $2,158 for the three and nine months ended September 30, 2006 to $27,983 and $86,131, from $28,066 and $88,289 for the three and nine months ended September 30, 2005.

Other expenses increased $113,976, or 50.5% and $241,765, or 37.3% for the three and nine months ended September 30, 2006, to $339,721 and $889,150, from $225,745 and $647,385 for the three and nine months ended September 30, 2005, respectively. The increase in other expenses is related to our newly implemented director compensation program, legal fees, and other professional fees and costs associated with being a public company. In the three months ended September 30, 2006, other expense also included stock-based compensation expense for the granting of 20,000 stock options under the director compensation program. These options were fully vested at the time of the grant which resulted in a $48,640 expense in the quarter.

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

The investment portfolio at September 30, 2006 and December 31, 2005 consisted of a $30,000 equity security. The security is classified as available for sale.

Loan Portfolio

Loans and leases, net of allowance, unearned fees and origination costs increased $29,404,694 or 60.0% to $78,396,299 at September 30, 2006, from $48,989,605 at December 31, 2005. Compared to a year earlier, loans and leases, net of allowance, unearned fees and origination costs have increased by $32,498,602 or 70.8 % from $45,897,697 at September 30, 2005.

Residential real estate loans increased by $13,205,634 (55.8%), construction and land development loans increased by $9,166,652 (109.2%), commercial loans including commercial real estate loans increased by $5,078,676 (58.0%), commercial finance leases decreased by $525,043 (28.2%), home equity loans increased by $2,849,467 (44.0%), and installment loans increased by $239,605 (80.0%) from their respective balances at December 31, 2005. Going forward, we expect to continue to see wide changes in the percentage of loans in our various loan categories as we experience scheduled payoffs and as we grow our loan portfolio.

Loans secured by real estate comprise the majority of the loan portfolio. AmericasBank’s loan customers are generally located in the greater Baltimore metropolitan area.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio
	September 30, 2006%		December 31, 2005%
Residential real estate	$36,855,311	46.40%	$23,649,677	47.83%
Construction and land development	17,560,510	22.10%	8,393,858	16.97%
Commercial, including real estate	13,840,121	17.40%	8,761,445	17.72%
Commercial finance leases	1,339,449	1.70%	1,864,492	3.77%
Home equity	9,330,191	11.70%	6,480,724	13.11%
Installment	539,161	0.70%	299,556	0.60%

	79,464,743	100.00%	49,449,752	100.00%

Deferred loan origination fees, net of cost	(152,784)		(93,237)
Allowance for loan and lease losses	(915,660)		(366,910)

	$78,396,299		$48,989,605

As of September 30, 2006, of the $36,855,311 in loans classified as residential real estate in the table above, $21,688,738 (or 58.8%) are loans made to investors. As of December 31, 2005, of the $23,649,677 in loans classified as residential real estate, $14,162,743 (or 59.9%) are loans made to investors. These loans are primarily secured by 1 to 4 residential properties and with the majority structured as adjustable rate mortgages.

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

Information about nonaccrual loans is as follows:

	September 30,		December 31,
	2006	2005	2005
Nonaccrual loans	$622,761	$622,761	$622,761
Unrecorded interest on nonaccrual loans	93,091	39,553	51,922
Specific reserve for nonaccrual loans included in the allowance for loan and lease losses	195,924	106,959	29,388

A substantial amount of our nonaccrual loans is related to one loan in which we held an approximately 10% participation. Our loan balance to this borrower was $587,761 at September 30, 2006. This non-performing loan is a participation in a loan to a land developer for the purchase and development of raw land that was under contract for sale as developed lots to a national homebuilder. The project ran into delays during the permitting process related primarily to storm water management issues. As a result of the delays, the interest reserve was exhausted, causing the loan to go into interest payment default.

In early November 2005, the national homebuilder agreed to release the borrower from its original purchase agreement. On November 18, 2005, the participating banks negotiated a 90-day Forbearance Agreement with the borrower for the purpose of allowing the borrower to negotiate the sale of the property. On February 7, 2006, the borrower entered into a new agreement with the same national homebuilder to sell the property “as is.” The new agreement was contingent upon completion of a feasibility study within 45 days of its execution. The national homebuilder completed its feasibility study and, on March 27, 2006, approved the purchase of the property, subject to the municipality’s approval of road access and drainage plans. In August 2006, negotiations between the national homebuilder and the municipality broke down over access and storm water management issues. Bank management believes this event creates a significant adverse condition, exposing the Bank to increased risks, including the risk of the borrower filing for bankruptcy protection and a possible foreclosure action. Increasing the reserves was deemed prudent by management given the additional risks now associated with this credit. Subsequently, on September 12, 2006, a foreclosure action was filed on the property and an auction date was set for November 10, 2006. The guarantor of the loan, an LLC that owns the property, filed bankruptcy on November 8, 2006, which has forestalled the auction.

We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan and lease losses. We write off impaired loans when collection of the loan is doubtful. We generally classify nonaccrual loans and leases as impaired. As of September 30, 2006, we had two borrowers with loans totaling $752,791 that had been identified as impaired in addition to the nonaccrual loans and lease described above. As of December 31, 2005, no credit had been identified as impaired other than the nonaccrual loans and leases described above.

We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan and lease losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, we generally require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of September 30, 2006, and December 31, 2005, we had no foreclosed real estate.

Deposits

We seek deposits within our market area by paying competitive interest rates and offering high quality customer service. In conjunction with our growth strategy, we offer premium rate certificates of deposit to support loan growth.

Total deposits increased by $12,962,643 or 19.3% to $80,138,125 from $67,175,482 at December 31, 2005. Interest-bearing deposits increased $14,134,150 or 23.9% to $73,311,245 at September 30, 2006, from $59,177,095 at December 31, 2005. Noninterest bearing deposits decreased $1,171,507 or 14.6% to $6,826,880 at September 30, 2006, from $7,998,387 at December 31, 2005.

A majority of the increase in our interest bearing deposits at September 30, 2006, was due to growth of premium rate certificates of deposits that were issued with maturities of one year or less. The additional capital raised in March 2006, provided us with sufficient liquidity though the middle part of the third quarter, however as we grew our assets during the third quarter of 2006 we used deposit brokers and a web-based service to offer certificates of deposits. While the interest rates for certificates of deposit offered through brokers and the web-based services are higher than what we would typically pay within our market, we view these sources as efficient processes to raise deposits expeditiously and for specific terms. The decrease in noninterest bearing deposits was primarily from a decrease in activity in our accounts held by title companies which is consistent with the slowdown in the real estate market.

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. We monitor our federal funds sold position on a daily basis in that this is our primary source of liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional liquidity is also available from our loans held for sale, which amounted to $3,551,443 at September 30, 2006. We have no other sources of liquidity, such as lines of credit or correspondent relationships with other financial institutions. When we sustain breakeven profitability, we hope to establish a line of credit with the Federal Home Loan Bank, but there can be no assurance that we will be successful in our efforts.

Our immediate sources of liquidity are cash and due from banks and short term investments. As of September 30, 2006, we had $1,056,917 in cash and due from banks, and $10,824,483 in federal funds sold and Federal Home Loan Bank deposit. Management has made a decision to maintain liquidity instead of investing in investment securities in order to ensure that funds are readily available to fund the growth of the loan portfolio. In addition, deposits from title companies represent a deposit that is subject to more volatility, thereby increasing our need to have funds available. We believe that our risks of volatility associated with these deposits will lessen as we add more of this type of account to our customer base.

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

Capital

Our stockholders’ equity was $15,835,797 at September 30, 2006, an increase of $10,579,746 from the $5,256,051 reported at December 31, 2005. The significant increase is due to capital raised in our public offering which closed on March 10, 2006. In the offering, we sold 1,725,000 shares of common stock for $7.00 per share. Net proceeds from the offering were approximately $11,047,439. We invested $10,500,000 of these funds into AmericasBank in March 2006.

In June 2006, we agreed to separate our business relationship with the head of our Towson mortgage loan production office. Among the terms of the separation agreement, the employee surrendered 12,500 shares of AmericasBank Corp common stock. These shares were unvested and expired under the terms of the purchase agreement dated October 4, 2004. Goodwill and stockholders’ equity were reduced by $64,750 to record the financial result of this transaction.

Under the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), regulatory capital guidelines apply on a consolidated basis to bank holding companies with consolidated assets below $500 million or more only where the holding company (i) is engaged in significant nonbanking activities, (ii) conducts significant off-balance sheet activities, or (iii) has a material amount of debt or equity securities outstanding that are registered with the Securities and Exchange Commission. The Federal Reserve also may apply consolidated regulatory capital requirements at its discretion to any bank holding company, regardless of asset size, if it deems such action warranted for supervisory purposes. The Company has less than $500 million of assets and none of the above listed factors exist, and the Company has not otherwise been notified by the Federal Reserve that consolidated regulatory capital requirements apply to the Company.

The Bank, however, is subject to regulatory capital requirements. The following summarizes the Bank’s regulatory capital position at September 30, 2006.

	Actual		Minimum capital adequacy		To be well capitalized
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$15,824	22.33%	$5,668	8.00%	$7,086	10.00%
Tier 1 capital (to risk-weighted assets)	$14,938	21.08%	$2,834	4.00%	$4,251	6.00%
Tier 1 capital (to average assets)	$14,938	16.31%	$3,664	4.00%	$4,580	5.00%

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

The value of the options was estimated using the Black-Scholes option pricing model with the option life estimated at 5-9 years. There were no modifications made to outstanding share options prior to the adoption of the fair value method. The compensation expense not yet recognized as of September 30, 2006, was approximately $290,000.

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

Goodwill of $266,985 was recorded when we acquired certain assets and assumed certain liabilities of uvm Mortgage Marketing in October 2004. In June 2006, we agreed to separate our business relationship with the head of our Towson mortgage loan production office who was the former owner of uvm Mortgage Marketing. Among the terms of the separation agreement, the employee surrendered 12,500 shares of AmericasBank Corp common stock. These shares were unvested and expired under the terms of the purchase agreement dated October 4, 2004. Goodwill and stockholders’ equity were reduced by $64,750 to record the financial result of this transaction.

Goodwill is tested at least annually for impairment.

Estimate of Costs to Originate Loans

Effective January 2005, we reevaluated our estimate of the costs to originate or acquire loans and leases and loans held for sale. This analysis resulted in a higher amount of costs deferred per loan than in prior periods. The deferral of loan origination costs results in a reduction of salaries and other noninterest expense. The reduction to salaries and other noninterest expense was partially offset by a reduction in interest revenues on loans and leases due to the amortization of these costs. Also, mortgage banking gains and fees from the sale of loans held for sale were reduced by the recognition of the costs upon the sale of the loan. Deferred loan origination costs were $657,707 and $408,764 at September 30, 2006 and December 31, 2005 respectively, an increase of $248,943. Deferred loan origination fees were $810,491 and $502,001 at September 30, 2006 and December 31, 2005 respectively, an increase of $308,490.

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

Outstanding loan commitments and lines and letters of credit at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
Loan commitments	$5,510,400	$5,071,512
Unused lines of credit	$23,703,893	$7,613,465
Letters of credit	$12,000	$60,713

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

In addition, there were no changes in AmericasBank Corp.’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended September 30, 2006, identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that have materially affected, or are reasonably likely to materially affect, AmericasBank Corp.’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None

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

AmericasBank Corp.

Date: November 13, 2006	By:	/s/ Mark H. Anders
Mark H. Anders, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2006	By:	/s/ A. Gary Rever
A. Gary Rever, Chief Financial Officer
(Principal Accounting and Financial Officer)