Form 10KSB
period 2006-12-31
AMERICASBANK CORP
filed 2007-03-28
CIK 1040491

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-22925

AmericasBank Corp.

(Name of small business issuer in its charter)

Maryland	52-2090433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 York Road Towson, Maryland	21204
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 410-823-0500

Securities registered under Section 12(b) of the Exchange Act:

Common Stock	Nasdaq Capital Market
Title of Each Class	Name of Exchange on Which Registered

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

The issuer’s revenues for its most recent fiscal year were $6,882,970.

The aggregate market value of the common equity held by non-affiliates was $7,896,795 as of March 16, 2007, based on a sales price of $6.96 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in the Nasdaq Capital Market trading on March 16, 2007.

The number of shares outstanding of the issuer’s Common Stock was 2,654,202 as of March 16, 2007.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders (Part III).

PART I

Item 1.	Description of Business

BUSINESS OF AMERICASBANK CORP. AND AMERICASBANK

We were incorporated in June 1996 as a Maryland corporation to become a single-bank holding company by acquiring all of the capital stock of AmericasBank, a federal stock savings bank, upon its formation. AmericasBank commenced operations in December 1997 with $3.0 million in capital and one office located in the Highlandtown area of the city of Baltimore, Maryland. Also in December 1997, AmericasBank acquired certain loans and other assets and assumed certain deposits and other liabilities primarily related to the Baltimore, Maryland branch office of Rushmore Trust & Savings, FSB. AmericasBank commenced operations from Rushmore’s former Baltimore, Maryland branch office.

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

We seek to be a high-performing community bank that provides above average investment returns to our stockholders while maintaining a low to moderate risk profile. The essence of our strategy will be to stay within the traditional community bank model of serving the communities where we operate by promoting business entrepreneurship and home ownership while concentrating on products and services where we can effectively differentiate ourselves from our competitors and the larger financial services companies operating in our market area.

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

AmericasBank has banking centers located in Towson, Maryland and in the Highlandtown area of the city of Baltimore, Maryland. AmericasBank also has loan origination offices in Towson and Frederick, Maryland.

Lending Activities

General

AmericasBank’s primary source of income is generated from the interest earned on its loan portfolio and fees generated from its lending activities. We will focus our lending activities on residential mortgage lending, where the majority of loans are secured by one-to-four family residential properties, including both owner occupied and investment properties, because we believe that on a risk adjusted basis this loan class provides us with the best opportunity to safely and cost effectively generate accelerated balance sheet and fee income growth. We also emphasize commercial mortgage loans and commercial loans extended for general business purposes to small and medium-size businesses in our primary market area and home equity loans.

Residential mortgage lending includes long-term conventional and non-conforming mortgages originated for our portfolio or for sale into the secondary market, adjustable rate mortgages, loans to homeowners or small builders and developers for the acquisition, construction or rehabilitation of single-family homes and lot loans. Commercial mortgage loans include loans for the acquisition/development, construction or rehabilitation of commercial, multi-family or residential real property. We intend to aggressively pursue commercial lending opportunities where the loan relationships provide us with opportunities to develop high volume depository relationships. We expect the principals of the businesses we finance to personally guaranty their commercial loans. We believe that consumer installment loans and home equity loans will serve to provide further diversification and will support our retail banking platform.

Credit Policies and Administration

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

Loan Solicitation and Processing

Loan originations are derived from a number of sources. Residential loan originations can be attributed to direct solicitation by AmericasBank’s loan officers based on referrals from present depositors and borrowers, AmericasBank’s directors, builders, real estate agents, attorneys, accountants and walk-in customers; and indirectly through other lenders, including other community banks, credit unions, and mortgage brokers. Loan applications, whether originated through AmericasBank or through mortgage brokers or other third party intermediaries, are underwritten and closed based on the same standards. Consumer and commercial real estate loan originations emanate from many of the same sources. Commercial loan opportunities can be referred to the bank but are just as likely to result from highly targeted direct calling efforts by bank officers. Within the next several years, we intend to continue to open loan origination offices throughout our primary market area to support our residential mortgage lending.

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

Residential Real Estate

Residential real estate loans are loans secured by one-to-four family residences made to homeowners or investors. We originate conforming and non-conforming real estate loans for sale in the secondary market. We also originate non-conforming loans to hold in our loan portfolio. Residential real estate loans may be fixed rate mortgages or adjustable rate mortgages (“ARMS”).

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

The non-conforming fixed rate mortgage loans that we make will generally be amortized over fifteen to thirty years, but because our funding is of shorter duration, the fixed rate term generally will be from one to five years, depending on individual loan circumstances. These loans customarily include a “due on sale” clause giving AmericasBank the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to the mortgage.

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

These loans fall into the loan types described below.

Conforming Long-Term Fixed-Rate and Adjustable-Rate Mortgages Originated for Sale: To generate fee income, we focus our efforts on fixed-rate and adjustable rate conventional residential mortgage loans that can be sold in the secondary market on a servicing released basis. Secondary market activity is conducted either as a broker, where the loan is funded at settlement by an investor and the bank earns a fee, or as correspondent, where the bank funds the loan at settlement and thereafter sells the loan to an investor, on a servicing released basis, and recognizes a gain on the sale. We have entered into agreements with several large financial institutions where they either close loans that we broker or they purchase loans where we act as a correspondent lender. In either case, the loan must meet the underwriting standards of the closing or purchasing financial institution. In cases where we act as a correspondent lender, the purchase price is locked in with the purchasing investor at the time the borrower locks in his or her interest rate. Rate lock commitments on loans held for sale are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days. We protect the Company from changes in interest rates through the use of best efforts forward delivery commitments. We commit to sell a loan at the time the borrower commits to an interest rate so that the eventual buyer has assumed interest rate risk on the loan. As a result, we are not exposed to losses nor will we realize gains related to its rate lock commitments due to changes in interest rates. Typically, loans originated for sale will be delivered to the investor within two to three weeks of closing with the borrower, with settlement with the investor occurring within one to three weeks after delivery. During this three to six week period, we recognize these loans as mortgages held for sale and we service the loans. We have not contracted with and do not intend to contract with any entity to service the loans that we hold for sale.

With respect to our secondary market activity, we focus on acting as a correspondent lender whenever possible because the fees and income that can be generated as a correspondent lender are typically greater than can be generated as a loan broker. However, there are greater compliance requirements and risks associated with acting as a correspondent lender. As a result, the volume of loans originated for sale need to increase to a sufficient volume to enable us to manage the additional compliance requirements and risks in a cost effective manner.

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

Non-Conforming Adjustable Rate and Fixed Rate Balloon Mortgages: Our residential mortgage lending also includes originating non-conforming adjustable rate mortgages (ARMs) and fixed-rate balloon mortgages for our own portfolio. Generally, the non-conforming ARMs and fixed rate balloon mortgages retained in our portfolio will be to homeowners who do not intend to hold the property long-term or who are seeking interim financing with an objective to seek longer-term financing at a more suitable time. These types of loans are also used to accommodate homeowners who may not meet the underwriting criteria of strict secondary market standards (but still meet credit standards). We believe that many of the loans that convert will be re-financed by long term fixed-rate mortgages, which will be sold in the secondary market, providing us with the opportunity to generate additional fee income from these borrowers.

Non-amortizing or Interest Only Loans: Consumer interest in non-amortizing or interest only residential mortgage loans has increased in recent years in response to escalating home prices and expanding consumer debt obligations. We view this trend as an evolution and many institutional investor and government agencies now offer interest only loan programs. We originate interest only loans for sale and for our portfolio based on the underwriting criteria of our secondary market investors or under our own loan policies. Generally, non-amortizing or interest only loans originated for our portfolio will have lower loan to value ratios (less than 80% of the purchase price or appraised value) or will have other credit enhancements, such as higher credit scores, balloon payments or the pledge of additional collateral. We have established portfolio limits for non-amortizing or interest only loans equal to 100% of our regulatory capital. The amount of non-amortizing or interest only loans outstanding at December 31, 2006 was approximately $5.4 million. This limit does not apply to loans with a balloon maturity of 3 years or less or to loans with less than a 75% loan to value ratio.

Construction and Land Development

Our residential mortgage division may directly and indirectly originate loans to individuals to finance the acquisition of a building lot and/or the construction of a single-family dwelling, or the acquisition of an existing home that needs substantial physical renovation or reconstruction. Most of the residential construction loans are made to individuals who intend to build a single family home on an appropriately zoned building lot that will be owner occupied upon completion of construction. However, in mature housing markets, we believe there is a growing opportunity to provide acquisition and construction financing for the purpose of substantially rehabilitating existing residential property (“rehab loans”). AmericasBank has targeted these two loan types as areas of potential growth. Construction and rehab loans will range in size from $100,000 to $1,000,000 or more depending on the property.

Construction and rehab loans are underwritten and managed based on written construction loan policies and procedures. Generally, we will make loans in amounts up to 80% of appraised value, not to exceed 100% of cost with terms from four months to twenty-four months depending on the property. In the case of new construction, loan proceeds will be disbursed in increments based on approved draw schedules and advanced based on completed work as certified by site inspections. In the case of rehab loans, loan proceeds may be disbursed at completion or under approved draw schedules as certified by site improvements depending on the scope of renovations required.

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

Commercial, Including Real Estate

Commercial Lending: AmericasBank offers a variety of commercial loan products. A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

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

Commercial Mortgage Loans: AmericasBank has a portfolio of commercial mortgage loans, and views expanding this kind of lending as a necessary and desirable activity. Loans are made to purchase or refinance both investment properties and owner-occupied real estate. The Bank requires an independent appraisal of each property and limits its loan to 80% or less of appraised value. Title insurance is required on each property. Loans are generally structured as fixed rate loans with fifteen to thirty year amortizations, with a thirty-six to sixty month rate call or maturity, with pricing based on a spread over constant yield of treasury securities of similar duration.

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

We also originate lines of credit to builders or developers for the acquisition and development of raw land or for the acquisition of approved building lots. The financing provided for these purposes is speculative and will typically include provisions that restrict the number of lots and speculative units that can be financed under the facility. These types of loans generally will have terms of eighteen to thirty-six months.

Commercial Finance Leasing

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

We initiated this type of lending as a material part of our operations during the second quarter of 2003 by “purchasing” seasoned leases that had been repurchased by the originating leasing company from the original owners pursuant to repurchase rights held by the originating leasing company. Because interest rates had declined since these leases were initiated, the leasing company could book gains by reselling the remaining streams of payments to a new institution requiring lower yields. We benefited by investing excess liquidity at acceptable returns in the current rate environment into assets that had a track record of performance. Since the initial bulk “purchase,” we have continued to finance leases originated by these leasing companies on a very selective basis. This selectivity has resulted in a reduction of our commercial finance lease portfolio. The commercial finance lease portfolio as a percentage of total loans and leases has decreased to 1.29% on December 31, 2006, from 3.77% on December 31, 2005.

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

Home Equity

Growth in the consumer loan portfolio has been in home equity lines of credit and amortizing fixed rate second mortgage loans. These are desirable loan types because they are secured by 1-4 family properties and can be originated by our mortgage lending division. The interest rate on home equity loans is variable and indexed to the prime lending rate. The interest rate on second mortgage loans is fixed generally for the life of the loan.

Installment Loans

Our consumer loan portfolio consists of installment loans to individuals for various consumer purposes, including the purchase automobiles, recreation vehicles and boats. The installment period for these loans will depend on the purpose and the asset securing the loan, but are generally for terms of less than ten years.

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

Other Banking Products

Currently, our customers have access to telephone banking, Internet banking, ATM/debit cards, safe deposit boxes (from the Towson location), wire transfers, ACH, and direct deposit of payroll. We provide our customers with check imaging, which eliminates our cost of returning checks to customers and the clutter that cancelled checks cause to our customers. We have ATM machines at both of our banking centers.

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

Employees

As of March 16, 2007, AmericasBank had 36 full time employees. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good. AmericasBank Corp. has no employees.

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

The Federal Reserve Board has established capital requirements for bank holding companies generally similar to the capital requirements for state member banks. Formerly, these were applied to bank holding companies with total assets of $150 million or above, including AmericasBank Corp. However, in 2006, the Federal Reserve Board raised the threshold for the applicability of its capital requirements to a $500 million asset size except where AmericasBank Corp. (i) engages in significant non-banking activities; (ii) conducts significant off balance sheet activities or has a material amount of debt or equity securities outstanding registered with the Securities Exchange Commission. The Federal Reserve Board has reserved the right to apply its requirements to bank holding companies of any size when required for supervisory purposes.

The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that AmericasBank Corp.’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with AmericasBank Corp.’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

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

As a bank holding company, AmericasBank Corp. is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of AmericasBank Corp.’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. This requirement does not apply to bank holding companies that are “well capitalized,” received one of the two highest examination ratings at their last examination and are not the subject of any unresolved supervisory issues

The status of AmericasBank Corp. as a registered bank holding company under the Bank Holding Company Act and a Maryland-chartered bank holding company does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Regulation of AmericasBank

AmericasBank is a Maryland chartered trust company (with all powers of a commercial bank), is a member of the Federal Reserve System (a “state member bank”) and its deposit accounts are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum legal limits of the FDIC. AmericasBank is also a member of the Federal Reserve System. It is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation and the Federal Reserve Board. The regulations of these various agencies govern most aspects of AmericasBank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing AmericasBank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting shareholders.

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

In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0%—5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could be subject to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period.

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

Currently, AmericasBank is well capitalized under the prompt corrective action regulations described above.

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

Deposit Insurance

AmericasBank’s savings deposits are insured by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. AmericasBank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the FDIC. The FDIC is required to set semi-annual assessments for DIF-insured institutions at a level necessary to maintain the designated reserve ratio of the DIF at 1.25% of estimated insured deposits, or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the DIF.

Under the FDIC’s risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution’s capital level and supervisory evaluations. Regular semi-annual DIF assessment rates set by the FDIC currently range from 0 to 27 basis points with the strongest institutions having the lower rates. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to finance takeovers of insolvent thrifts.

The FDIC has authority to increase insurance assessments. A significant increase in premiums would likely have an adverse effect on the operating expenses and results of operations of AmericasBank. Management cannot predict what insurance assessment rates will be in the future.

Federal Deposit Insurance Reform Act of 2005

The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank Insurance Fund and Savings Association Insurance Fund into a combined “Deposit Insurance Fund.”

Under the Act, insurance premiums are to be determined by the FDIC based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio falls below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year and allows for dividends to insured institutions when the reserve ratio exceeds specific levels.

The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits. The Act also enacted a $4.7 billion one-time assessment credit to be allocated by the FDIC among institutions that were in existence as of December 31, 1996.

Pursuant to the Act, the consolidation of the Bank Insurance Fund and the Savings Association Insurance Fund into the Deposit Insurance Fund occurred on March 21, 2006. The Act also states that the FDIC must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment.

At this time, management cannot predict the effect, if any, that the Act will have on the insurance premiums paid by AmericasBank.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Federal Reserve. The management of AmericasBank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

We have entered into banking transactions with our directors and executive officers and the business and professional organizations in which they are associated in the ordinary course of business. Any loans and loan commitments are made in accordance with all applicable laws. See “Item 12 Certain Relationships and Related Transactions.”

Loans to One Borrower

AmericasBank is subject to the statutory and regulatory limits on the extension of credit to one borrower. Generally, the maximum amount of total outstanding loans that a Maryland chartered trust company may have to any one borrower at any one time is 15% of unimpaired capital and surplus. As of December 31, 2006, we were able to lend approximately $2,400,000 to any one borrower. This amount is significantly less than that of many of our competitors.

Liquidity

AmericasBank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits. AmericasBank is also subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. Specifically, as of December 31, 2006, amounts in transaction accounts above $7,800,000 and up to $48,300,000 must have reserves held against them in the ratio of three percent of the amount. Amounts above $48,300,000 require reserves of 10 percent of the amount in excess of $48,300,000. The Maryland reserve requirements may be used to satisfy the requirements of Federal Reserve Regulation D. We are in compliance with our reserve requirements.

Dividends

Under Maryland law, AmericasBank may declare a cash dividend, after providing for due or accrued expenses, losses, interest, and taxes, from its undivided profits or, with the prior approval of the Maryland Commissioner of Financial Regulation, from its surplus in excess of 100% of its required capital stock. Also, if AmericasBank’s surplus is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. AmericasBank will not be able to pay dividends so long as it has an accumulated deficit. As of December 31, 2006, AmericasBank had an accumulated deficit of approximately $6.4 million. In addition to these specific restrictions, the bank regulatory agencies have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result in AmericasBank being in an unsafe and unsound condition.

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

USA PATRIOT Act

On October 26, 2001, President Bush signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department (“Treasury”) has issued a number of implementing regulations that apply various requirements of the USA Patriot Act to financial institutions such as AmericasBank. Those regulations imposed new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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

FORWARD LOOKING STATEMENTS

Some of the matters discussed in this Annual Report on Form 10-KSB including under the captions “Business of AmericasBank Corp. and AmericasBank,” “Supervision and Regulation,” “Management’s Discussion And Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report include forward-looking statements. These forward-looking statements include statements regarding, among other things, profitability, liquidity, allowance for loan and lease losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend”, or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty. AmericasBank Corp.’s actual results and the actual outcome of AmericasBank Corp.’s expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and AmericasBank Corp. undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

RISK FACTORS

Business Risks

We may continue to incur losses. We are a single bank holding company and our business is owning all of the outstanding stock of AmericasBank. As a result, our operating results and financial position depend on the operating results and financial position of AmericasBank. For the years ended December 31, 2006, 2005, 2004, 2003 and 2002, AmericasBank Corp. incurred net losses of $430,834, $307,786, $1,533,335, $1,118,761 and $1,000,221, respectively. AmericasBank Corp. may not achieve profitability within the time frame anticipated by management -or ever. Many factors could adversely affect our short and long term operating performance, including the failure to implement fully our business strategy, unfavorable economic conditions, increased competition, loss of key personnel and government regulation.

We depend on the services of key personnel, including Mark H. Anders, A. Gary Rever and John D. Muncks. We cannot be certain that we will be able to retain such personnel or hire replacements, and the loss of Mr. Anders, Mr. Rever, Mr. Muncks or other key personnel could disrupt our operations and result in reduced earnings or additional losses. Our goal is to become a customer-focused and relationship-driven organization. We expect our ability to operate profitably will depend in a large part on the relationships maintained with our customers by our executives. We have entered into employment agreements with Mr. Anders, our president and chief executive officer, Mr. Rever, an executive vice president and our chief financial officer and Mr. Muncks, an executive vice president and our chief lending officer, but the existence of such agreements does not assure that we will be able to retain their services. The unexpected loss of the services of Mr. Anders, Mr. Rever, Mr. Muncks or other key personnel could have a material adverse effect on our operations and could prolong our inability to achieve profitability. We have sought to mitigate this risk by including non-compete provisions in the employment agreements of Mr. Anders, Mr. Rever and Mr. Muncks.

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

Because our mortgage banking revenue is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market or high interest rates may reduce our profits. Our ability to reduce our losses has resulted, in part, from the growth of our mortgage banking operations. However, for the year ended December 31, 2006, mortgage banking gains and fees decreased $168,629 or 31.1% to $374,401 from $543,030 for the year ended December 31, 2005. Maintaining a high level of fees and gains from this operation depends primarily on our ability to continue to originate mortgage loans. Production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect our mortgage originations and, consequently, reduce our income from mortgage banking activities. As a result, these conditions may adversely affect our net income.

If we experience greater loan and lease losses than anticipated, it will have an adverse affect on our ability to operate profitably. We believe that our current allowance for loan and lease losses is adequate and that the methodology we use to assess the adequacy of our allowance for loan and lease losses is sound. While we have increased our allowance for loan and leases losses as a percentage of total loans to 1.20% at December 31, 2006, from 0.74% at December 31, 2005, our monitoring, procedures and policies may not reduce certain lending risks and the estimates we use to assess the adequacy of our allowance for loan and lease losses may not cover actual losses.

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

Our profitability depends on our ability to manage our balance sheet to minimize the effects of interest rate fluctuation on our net interest margin. Our results of operations depend on the stability of our net interest margin, which is the difference in the yield we earn on our earning assets and our cost of funds, both of which are influenced by interest rate fluctuations. Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy and geo-political stability, are not predictable or controllable. In addition, the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits are heavily influenced by competitive factors. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets. These factors influence our ability to maintain a stable net interest margin. For the year ended December 31, 2006, and for the year ended December 31, 2005, our net interest margin was 4.02% and 3.19%, respectively.

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

Our large percentage of residential real estate loans for investment properties (one-to-four family and multi family) may increase the risk of credit losses, which would negatively affect our financial results. At

December 31, 2006 and December 31, 2005, $ 29,719,923, or 34.7% of gross loans, and $15,875,083, or 32.1% of gross loans, respectively, were loans to small builders, home improvement contractors, or investors to acquire and develop, through new construction or rehabilitation, residential properties for resale or to hold as investment properties. This type of lending is more speculative and involves a higher degree of credit risk than the same type of lending for owner occupied properties. We intend for our residential real estate loans for investment properties to increase both in the aggregate and as a percentage of gross loans. Such lending may involve a concentration of credit to a single borrower, a group of related borrowers, or on properties located in close proximity to each other that could be similarly affected by market conditions in that locale. The quality of this portfolio tends to be more volatile depending on the supply and demand for residential real estate in general and expectations about future market appreciation in particular. A downturn in the local real estate market could adversely affect our customers’ ability to pay on time and could affect the underlying liquidation value of our collateral, which in turn could adversely affect us. In addition, the experience level of the investors we finance varies and some may not react as quickly or effectively to a market downturn, exacerbating the severity of any problems and increasing our risk.

We have increased and plan further growth in deposits in a specific market niche, which creates an industry concentration and a customer concentration. We have made a special effort to obtain noninterest bearing deposits from title agencies. These deposits are held for short periods of time by title agencies pending the disbursement of funds in mortgage loan or mortgage loan refinancing transactions. Deposits from title agencies represented 70.2% and 64.2% of our total noninterest bearing deposits at December 31, 2006 and December 31, 2005, respectively, which creates a real estate industry concentration. In addition, there is a customer concentration since seven title agencies accounted for approximately 7.0% and 7.6% of our total deposits at December 31, 2006 and December 31, 2005, respectively. These deposits can fluctuate greatly during any given month and from month to month depending on transaction scheduling and overall market conditions, and like all deposits, are subject to seasonal and cyclical market fluctuations and are particularly sensitive to slow real estate markets. In order to meet the withdrawal needs of these customers, we monitor our liquidity on a daily basis. While we have benefited from this market niche, we are exposed to liquidity and concentration risks attendant to changes in real estate markets, which could adversely impact our overall performance and financial position.

Our legal lending limit may limit our growth. We are limited in the amount we can lend to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2006, we were able to lend approximately $2,400,000 to any one borrower. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain customers seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.

Our residential mortgage lending activities expose us to repurchase liability and other risks to our business. Our objective is to systematically grow a high quality, diversified loan portfolio that affords us the opportunity to generate attractive yields on a risk adjusted basis and to earn higher levels of noninterest revenue through fees and service charges. In the short term, to generate noninterest revenue, we intend to focus our efforts on conforming and nonconforming fixed-rate conventional and government insured residential mortgage loans that can be sold in the secondary market on a servicing released basis. Secondary market activity is conducted either as a broker, where the loan is funded at settlement by an investor and the bank earns a fee, or as correspondent lender where the bank has been delegated underwriting authority from an investor, funds the loan at settlement and thereafter sells the loan to that investor and recognizes a gain on the sale.

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

We intend to focus our loan origination activities on “prime” or “A” rated borrowers to reduce our risks from repurchase obligations due to poor payment performance on loans we sell. We also intend to act as a correspondent lender when feasible because the fees and income that can be generated as a correspondent lender are typically greater than when we act as a broker. However, there are greater compliance requirements and risks associated with acting as a correspondent lender. We do not intend to actively participate in the sub-prime lending markets, although we will originate loans to borrowers who only qualify for sub-prime loans. Generally, sub-prime loans will be brokered to the secondary market to reduce repurchase liability in the event of early payment defaults.

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

The costs of being a public company are proportionately higher for small companies like us due to the requirement of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls and the requirement that our auditors attest to and report on management’s assessment of our internal controls, as a result of the Sarbanes-Oxley Act. The regulations are expected to be applicable to us in 2007. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

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

Towson

We acquired our headquarters, which is a full service banking center and office facility located at 500 York Road in Towson, Maryland, on December 31, 1997 for $650,000 through a former wholly owned subsidiary, AmericasBank Holdings Corporation. The building is two stories and approximately 7,000 square feet situated on .2026 acres of land. The first floor contains approximately 2,700 square feet of retail banking space, the second floor contains approximately 1,800 square feet of office space and the basement contains approximately 2,500 square feet of retail office space. In the past, we had leased the basement level office space and part of the second floor office space. Currently, we utilize all of this space for our operations. Our banking center at this location opened in September 1999. Total deposits at this location were approximately $80.7 million at December 31, 2006.

We lease approximately 3,415 square feet of office space at 502 Washington Avenue, Towson, Maryland for our Towson area mortgage origination office and our residential mortgage loan operations. The lease commenced on September 10, 2006, and has a term of approximately five years. Base rent for the first year is

$5,129 per month, and base rent is $5,282, $5,441, $5,604, and $5,772 per month for years two, three, four and five, respectively. The lease contains a five-year renewal option with increased monthly base rent.

Highlandtown

We lease approximately 1,430 square of office space located in the Highlandtown Village Shopping Center at 3860 East Lombard Street, Baltimore, Maryland from an unaffiliated party for use as a banking center. The initial term of the lease commenced on October 18, 2000 and expired on October 30, 2005. Total deposits at this location were approximately $10.9 million at December 31, 2006.

On August 18, 2005, AmericasBank sent notice to the landlord that it intended to exercise the first of two five year renewal options on the leased space, and on September 28, 2005, AmericasBank and the Landlord entered into a First Lease Option Confirmation Agreement to evidence the renewal. As a result of the renewal, the new lease term is from November 1, 2005 to October 31, 2010. Base rent for the first year of the renewal term is $1,490 per month, and base rent is $1,519, $1,549, $1,579, and $1,609 per month for years two, three, four and five, respectively. The lease contains an additional five-year renewal option with increased monthly base rent. We opened this location after operating from other space in the Highlandtown area of the city of Baltimore since our organization in December 1997.

Frederick

We lease approximately 1,600 square feet of office space at 100 North Court Street, Frederick, Maryland for our Frederick area loan origination office. The lease commenced on July 10, 2006, and has a term of one year. Base rent for the year is $2,200 per month. The lease contains two options to renew for one year each with increased monthly base rent.

We believe that our properties are maintained in good operating condition and are suitable and adequate for our current operational needs.

Item 3.	Legal Proceedings

From time to time, AmericasBank Corp. and AmericasBank may be involved in litigation relating to claims arising out of its normal course of business. As of December 31, 2006, there were no material pending legal proceedings to which AmericasBank Corp. or AmericasBank was a party or to which any of their properties are subject, nor were there proceedings known to AmericasBank Corp. to be contemplated by any governmental authority. As of December 31, 2006, there were no material proceedings known to AmericasBank Corp., pending or contemplated, in which any director, officer or affiliate or any principal security holder of AmericasBank Corp. is a party adverse to AmericasBank Corp. or AmericasBank or has a material interest adverse to AmericasBank Corp. or AmericasBank.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2006 to a vote of security holders of AmericasBank Corp.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities

Recent Stock Repurchases

None

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

The following table reflects the high and low sales information as reported on the OTCBB and the Nasdaq Capital Market. The information reflects inter-dealer prices, which may or may not reflect retail mark-ups, mark-downs, or commissions and may not represent actual transactions. Also, these transactions may not be representative of all transactions during the indicated periods or the actual fair market value of our common stock at the time of such transactions due to the infrequency of trades and the limited market for our common stock.

	Sale Price Range
	High	Low
2005
First Quarter	$8.00	$7.00
Second Quarter	7.60	6.80
Third Quarter	7.80	6.28
Fourth Quarter	7.60	7.00

	High	Low
2006
First Quarter	$7.75	$7.00
Second Quarter	7.75	6.80
Third Quarter	7.38	6.70
Fourth Quarter	7.45	6.35

As of March 16, 2007, AmericasBank Corp. had outstanding 2,654,202 shares of common stock held by approximately 224 shareholders of record, options to purchase 314,516 shares of common stock and warrants to purchase 292,765 shares of common stock.

The options and warrants consist of:

•	Currently exercisable and unexercisable options to purchase 314,516 shares of common stock at an average exercise price of $8.29 and with exercise prices ranging from $7.10 to $48.00 per share; and

•	Currently exercisable warrants to purchase 292,765 shares of common stock at an average exercise price of $29.25 and with exercise prices ranging from $12.80 per share to $52.00 per share.

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

Our ability to pay any cash dividends in the future will depend primarily on AmericasBank’s ability to pay cash dividends to us. AmericasBank may only pay dividends if it is in compliance with certain regulatory requirements governing the payment of dividends by it. In general, under Maryland law, AmericasBank will not be able to pay dividends so long as it has an accumulated deficit. As of December 31, 2006, AmericasBank has an accumulated deficit of approximately $6.4 million.

Recent Sales of Unregistered Securities

None

SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial information. We derived the information for the two years ended December 31, 2006 from our audited consolidated financial statements. This information should be read together with “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and our financial statements and the related notes included elsewhere in this report. Results for past periods are not necessarily indicative of results that may be expected for any future period.

	At or for the Year Ended December 31,
	2006	2005
Income Statement Data:
Net interest income	$3,396,158	$1,760,372
Provision for loan and lease losses	656,500	52,000
Noninterest revenue	469,014	627,497
Noninterest expenses	3,639,506	2,643,655
Income taxes	—	—
Net loss	$(430,834)	$(307,786)

Per Share and Shares Outstanding Data:
Basic net loss per common share	$(0.18)	$(0.33)
Diluted net loss per common share	$(0.18)	$(0.33)
Cash dividends declared	—	—
Book value per common share at period end	$6.03	$5.58
Tangible book value per common share at period end (1)	$5.94	$5.27
Common shares outstanding, period end	2,654,202	941,702
Average common shares outstanding, basic	2,338,003	941,702
Average common shares outstanding, diluted	2,338,003	941,702

Balance Sheet Data:
Total assets	$108,158,098	$72,746,064
Total loans, net	84,586,933	48,989,605
Total deposits	91,584,537	67,175,482
Stockholders’ equity	$15,992,396	$5,256,051

Performance Ratios:
Return on average assets	(0.49)%	(0.53)%
Return on average equity	(3.16)%	(5.89)%
Net interest margin	4.02%	3.19%
Dividend payout ratio	—	—

Asset Quality Ratios:
Allowance to period-end loans	1.20%	0.74%
Non-performing loans to allowance for loan and lease losses	75.08%	169.73%
Non-performing assets to total assets	0.71%	0.86%
Net chargeoffs (recoveries) to average loans	—	—

Capital Ratios:
Total risk-based capital ratio	21.63%	11.32%
Tier I risk-based capital ratio	20.38%	10.54%
Tier I leverage capital ratio	15.21%	6.95%
Total equity to total assets	14.79%	7.23%

(1)	Excludes unamortized premium paid for the loans and deposits purchased from Rushmore Trust & Savings, FSB in 1997, and goodwill from the purchase of certain assets of uvm Mortgage Marketing, Inc. in October, 2004.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Strategy

Our long-term strategy is to become a high-performing community bank that provides above-average investment returns to its stockholders while maintaining a low to moderate risk profile. The essence of our strategy is consistent with the traditional community bank model, under which we focus on promoting business entrepreneurship and home ownership by delivering value-added products and services to selected customers in the communities that we serve. Specifically, we will seek to obtain low cost, core deposits from small businesses in our market areas and then invest those funds primarily into in-market residential and commercial real estate loans and commercial loans, as we identify opportunities via our network of mortgage originators. Obtaining low cost, core deposits in lieu of depending upon high rate certificates of deposits will reduce our overall cost of funds, and ultimately improve our net interest margin.

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

We anticipate that over the short term, net income will be reduced as we incur capital expenditures and non-interest expense, including marketing expense, in opening and operating new banking centers – until the new banking centers become profitable. Further, because we will likely enter new markets by first building a mortgage lending presence, we anticipate that in each new market we will solicit higher cost deposits to fund loan growth. We also anticipate that our dependency on high cost deposits will diminish as we ramp up core deposit growth in the new market.

Overview

We reported a loss for 2006 of $430,834. Although we continue to report annual losses, we believe that we made substantial progress in positioning the Company for future profitability during 2006 as we continued to make investments in our operating platform and strengthen our reserves to support growth and expansion. In the quarter ending December 31, 2006, our progress was evident as we reported net income of $133,684 or $0.05 per basic share, the strongest quarter in the history of the Company. Sustaining quarterly profitability in 2007 will depend, in part, on the timing of investments for further growth and expansion into new geographic regions that we have targeted in our business model.

We completed a core goal of our business strategy in March 2006 by successfully raising additional capital through a public offering whereby we sold 1,725,000 common shares and received net offering proceeds of approximately $11,000,000. Increasing the capital base was an essential element underlying the implementation of our growth and expansion plans. The effect of the new capital in 2006 was to support our growth, as follows:

•	It immediately raised our legal lending limit to approximately $2,400,000 from $780,000, allowing us to more effectively compete in our market and improve lending efficiencies.

•	Net loans increased 72.7% to $84,586,933 at December 31, 2006, from $48,989,605 at December 31, 2005.

•	Total assets increased 48.7% to $108,158,098 at December 31, 2006, from $72,746,064 at December 31, 2005.

•	Total deposits increased 36.3% to 91,584,537 at December 31, 2006, from $67,175,482 at December 31, 2005.

•	Our net interest margin increased to 4.02% for the year ended December 31, 2006, from 3.19% for the year ended December 31, 2005.

•

Our stockholders’ equity increased 204.3% to $15,992,396 at December 31, 2006 from $5,256,051 at December 31, 2005. Our leverage capital ratio increased to 21.63% at December 31, 2006, from 11.32% at December 31, 2005, providing us additional capacity to continue to grow the assets of the Bank.

To support the strong growth that we have achieved and expect in the future from our strategic initiatives, we needed to continue to make investments in operations, and provide adequate reserves to our allowance for loan and lease losses. As such, noninterest expenses increase by 37.7% in 2006, mostly in the categories of salaries and employee benefits.

We also substantially increased our allowance for loan and lease losses in the third quarter of 2006 due to loan growth, softness in the real estate market and special reserves for nonperforming loans by taking a $470,000 provision expense in the quarter. The provision for loan and lease losses for the year ended December 31, 2006 was $665,500, compared to $52,000 for the year ended December 31, 2005. The allowance for loan and lease losses was 1.20% of loans at December 31, 2006, compared to 0.74% of loans at December 31, 2005.

In order to maintain high asset quality, a primary focus of our lending activities is loans secured by a first lien on a one-to-four family property and loans secured by home equity loans. These types of loans accounted for 67.2% and 63.2% of total loans at December 31, 2006, and December 31, 2005. We believe that such loans have an inherently lower risk of loss than other types of loans. Accordingly, our level of non-performing assets to total assets has remained consistent throughout 2006, and ended the year at 0.71% of total assets compared to 0.86% of total assets at the end of 2005.

Our noninterest income declined by 25.3% in 2006 compared to 2005. This decrease is attributable to the softness in the real estate market which resulted in a 31.1% decline in mortgage banking gains and fees in 2006 compared to 2005.

We also had some other noteworthy accomplishments in 2006:

•

The Federal Home Loan Bank of Atlanta initiated a credit review of AmericasBank and in January 2007 we were informed that credit availability was re-established for AmericasBank at 10% of total assets. All advances and other credit products requested under the credit availability must be fully secured with eligible collateral.

•

In April 2006, we announced the appointment of William J. Allen, a twenty-five year veteran in the mortgage banking industry, as a Senior Vice President to lead the development and growth of the bank’s residential mortgage division.

•	In July 2006, we announced the expansion of our commercial and residential mortgage loan production in central Maryland with the opening of a loan origination office in Frederick, MD.

•

In August 2006, we engaged the services of a marketing firm to begin the process to develop a new corporate identity for our community bank model, and to define the product offerings for our targeted customers including small business and professional service organizations. Focus group studies were conducted in the fourth quarter of 2006.

•

On September 18, 2006, the Boards of Directors of AmericasBank Corp. and AmericasBank appointed William L. Wilcox, Jr. as a new director. Mr. Willcox has extensive knowledge of the mortgage industry having held senior level positions at banks and other service companies within the industry. Mr. Wilcox serves on the Strategic Planning Committee of AmericasBank Corp. and AmericasBank, and Loan and Asset/Liability Committees of AmericasBank.

Summary of Recent Performance

For the year ended December 31, 2006, our net loss was $430,834, compared to a net loss of $307,786 for the prior year. Basic and diluted loss per common share were $(0.18) for the year ended December 31, 2006, compared to $(0.33) for the year ended December 31, 2005. The net loss in both years includes a charge to salary expense for stock-based compensation as we voluntarily adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended, at the beginning of 2005. See Note 2 to the Notes to Financial Statements.

Net interest income increased by $1,635,786 or 92.9% to $3,396,158 for the year ended December 31, 2006 from $1,760,372 for the year ended December 31, 2005. Average interest earning assets increased by $29,228,708 or 52.9% to $84,468,874 for the year ended December 31, 2006, from $55,240,166 for the year ended December 31, 2005. Balance sheet growth and the rising interest rate environment positively influenced our net interest margin increasing it to 4.02% for the year ended December 31, 2006, from 3.19% for the year ended December 31, 2005.

The provision for loan and lease losses was $656,500 for the year ended December 31, 2006, compared to $52,000 for the year ended December 31, 2005. We recorded $470,000 of the total provision for 2006 in the quarter ended September 30, 2006, to establish reserves for loan growth, an increase to the allowance percentage on residential investment properties to reflect the softness in the local real estate market, and special provisions for non accrual loans and downgraded loans.

Noninterest revenue decreased $158,483 for the year ended December 31, 2006 to $469,014, from $627,497 for the year ended December 31, 2005. The decrease for the year ended December 31, 2006, was from a $168,629 decrease in mortgage banking gains and fees to $374,401 for the year ended December 31, 2006, from $543,030 for the year ended December 31, 2005. The decline in mortgage banking gains and fees was partially offset by an increase in service charges on deposit accounts and other fees.

The production from our mortgage loan origination group was affected by the softness in the residential real estate market. We originate and sell loans as a correspondent lender and as a broker. This group also provided numerous loan opportunities for us to consider that resulted in our extending credit to borrowers for portfolio loans. We are continuously recruiting experienced individuals in the mortgage business and intend to add additional loan officers during 2007.

Noninterest expenses increased $995,851 or 37.7% to $3,639,506 for the year ended December 31, 2006, from $2,643,655 for the same period in 2005. The significant increase in 2006 compared to 2005 is mostly attributable to increases in salaries, employee benefits, professional fees, marketing expense and our new director compensation program. In the fourth quarter of 2005, our directors adopted a compensation plan to maintain and attract new directors. Director compensation, which was paid in the form of cash and stock options, was $172,123 for 2006. All outside directors served without cash compensation and only nominal stock option grants before January 1, 2006.

Total assets were $108,158,098 on December 31, 2006, an increase of $35,412,034 or 48.7% over the December 31, 2005 level of $72,746,064.

Loans and leases, net of allowance, at December 31, 2006 were $84,586,933, an increase of $35,597,328 or 72.7% above the $48,989,605 reported at December 31, 2005. The majority of this growth was in loans secured by one-to-four family properties and was partially offset by a decline in commercial finance leases from scheduled payment amortization and payoffs. Throughout 2006 we focused our lending activities on loans secured by one-to-four family properties and substantially reduced new loan advances for commercial finance leases. We believe that this strategy improves our asset quality and is consistent with our risk management.

The allowance for loan and lease losses was $1,025,821 or 1.20% of loans at December 31, 2006, compared to $366,910 or 0.74% of loans at December 31, 2005. Our non-performing loans were $624,127 or 0.73% of gross loans and leases at December 31, 2006, compared to $622,761 or 1.26% of gross loans and leases at December 31, 2005.

Total deposits were $91,584,537 at December 31, 2006, which represents a $24,409,055 or 36.3% increase from $67,175,482 at December 31, 2005. Interest-bearing deposits increased $23,333,037 or 39.4% to $82,510,132 at December 31, 2006, from $59,177,095 at December 31, 2005. Noninterest bearing deposits increased $1,076,018 or 13.5% to $9,074,405 at December 31, 2006, from $7,998,387 at December 31, 2005. Interest bearing deposits increased primarily as a result of the offering of premium rate certificates of deposit through an Internet-based service and through print advertising in local newspapers. The increase in noninterest bearing deposits was primarily from new accounts opened for title agencies.

Total stockholders equity was $15,992,396 at December 31, 2006, an increase of $10,736,345 from the $5,256,051 reported at December 31, 2005. We raised approximately $11,000,000 in net proceeds from our stock offering completed in March 2006.

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

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

Net interest income for the year ended December 31, 2006 increased 92.9% to $3,396,158 from $1,760,372 for the year ended December 31, 2005. The increase is primarily attributable to a 52.9% increase in average interest earning assets to $84,468,874 for the year ended December 31, 2006 from $55,240,166 for the year ended December 31, 2005.

Total interest revenue increased by $2,968,431 for the year ended December 31, 2006, to $6,413,956 for the year ended December 31, 2006, from $3,445,525 for the year ended December 31, 2005. The increase is primarily attributable to an increase in interest revenue from loans and leases, loans held for sale and from federal funds sold. Interest revenue from loans and leases increased for the year ended December 31, 2006 by $2,546,169 or 88.9%. Interest revenue from federal funds sold and Federal Home Loan Bank deposits increased for the year ended December 31, 2006 by $385,365 or 86.4%.

Increases in average balances of our earning assets and market interest rates were the primary factors contributing to the significant increases in interest revenue between the comparable periods. Average loans excluding loans held for sale increased by $25,463,039 or 64.7% for the year ended December 31, 2006 to $64,833,751 from $39,370,712 for the year ended December 31, 2005. The yield on loans increased to 8.35% for the year ended December 31, 2006, from 7.28% for the year ended December 31, 2005.

Average federal funds sold and Federal Home Loan Bank deposits increased by $3,439,407 or 25.9% for the year ended December 31, 2006, to $16,715,094 from $13,275,687 for the year ended December 31, 2005. The yield on these funds increased to 4.97% for the year ended December 31, 2006, from 3.36% for the year ended December 31, 2005. A portion of the increase in average federal funds sold in 2006 was due to the investment of our offering proceeds.

The increase in yields on earning assets was due to an increase in market interest rates in response to actions by the Federal Reserve to increase the target for the federal funds rate from 2.25% as of December 14, 2004, to the target rate of 5.25% as of December 31, 2006.

Interest expense increased by $1,332,645 or 79.1% for the year ended December 31, 2006, to $3,017,798 from $1,685,153 for the year ended December 31, 2005. The increase in interest expense was due to our growth in average interest-bearing deposits and an increase in the rates paid on deposits as a result of the rise in market interest rates and our offering of premium rate certificates of deposit.

Average interest bearing deposits increased by $20,127,532 or 43.7% for the year ended December 31, 2006, compared to the same period in 2005. The average rate paid on interest-bearing deposits increased to 4.56% for the year ended December 31, 2006, from 3.66% for the year ended December 31, 2005. The majority of the increase in average interest-bearing deposits was attributable to our growth in certificates of deposit and money market accounts resulting from our local marketing efforts, certificates of deposit offered through retail brokered channels, and the use of an Internet-based service to offer certificates of deposit.

Average noninterest-bearing deposits increased by $884,583 or 14.3% for the year ended December 31, 2006 to $7,077,855 from $6,193,272 for the year ended December 31, 2005. The increase in noninterest bearing deposits was primarily due to an increase in deposits by our title agency customers. The increase in average noninterest-bearing deposits contributed to the increase in the net margin on earning assets to 4.02% for the year ended December 31, 2006 from 3.19% for the year ended December 31, 2005.

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

Average Interest Rates / Yields

	Year Ended December 31,
	2006			2005
	Average balance	Interest	Yield/ Rate	Average balance	Interest	Yield/ Rate
Assets:
Federal Funds Sold and FHLB deposit	$16,715,094	$831,478	4.97%	$13,275,687	$446,113	3.36%
FHLB and FRB stock	463,374	27,183	5.87%	225,573	11,929	5.29%

Investment Securities
Preferred trust	—	—	—	73,186	7,417	10.13%
Equity security	30,000	896	2.99%	30,000	736	2.45%

Total investment securities	30,000	896	2.99%	103,186	8,153	7.90%

Loans held for sale	2,426,655	143,529	5.91%	2,265,008	114,629	5.06%

Loans:
Residential real estate	30,450,608	2,508,375	8.24%	17,649,326	1,299,963	7.37%
Construction and land development	12,309,902	1,074,988	8.73%	5,205,921	335,805	6.45%
Commercial, including real estate	11,735,367	979,275	8.34%	8,971,530	704,573	7.85%
Commercial finance leases	1,574,429	111,585	7.09%	2,758,577	194,738	7.06%
Home equity	8,402,094	710,377	8.45%	4,377,587	300,694	6.87%
Installment	361,351	26,270	7.27%	407,771	28,928	7.09%

Total loans	64,833,751	5,410,870	8.35%	39,370,712	2,864,701	7.28%

Total interest earning assets	84,468,874	6,413,956	7.59%	55,240,166	3,445,525	6.24%

Allowance for loan and lease losses	(558,061)			(329,095)
Noninterest-bearing cash	1,595,680			1,293,581
Premises and equipment	1,022,733			932,957
Other assets	661,345			482,802

Total assets	87,190,571			57,620,411

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	4,834,925	156,640	3.24%	5,291,796	112,751	2.13%
NOW money market and escrow	14,929,501	725,403	4.86%	6,031,465	217,436	3.61%
Certificates of deposit	46,387,465	2,135,755	4.60%	34,701,098	1,354,966	3.90%

Total interest-bearing deposits	66,151,891	3,017,798	4.56%	46,024,359	1,685,153	3.66%
Noninterest-bearing deposits	7,077,855	—		6,193,272	—

	73,229,746	3,017,798	4.12%	52,217,631	1,685,153	3.23%

Other liabilities	323,546			178,975
Stockholders’ equity	13,637,279			5,223,805

Total Liabilities and Stockholders’ Equity	$87,190,571			$57,620,411

Net interest spread			3.47%			3.01%
Net interest income		$3,396,158			$1,760,372

Net margin on earning assets			4.02%			3.19%

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest revenue or expense due to both volume and rate is divided proportionately between the rate and volume variances.

Rate/Volume Variance Analysis

	Year Ended December 31,			Year Ended December 31,
	2006 compared to 2005			2005 compared to 2004
	Variance due to :			Variance due to :
	Total	Rate	Volume	Total	Rate	Volume
Interest Earning Assets:
Federal Funds Sold and FHLB Deposit	$385,365	$250,337	$135,028	$327,020	$245,211	$81,809
FHLB and FRB stock	15,254	1,433	13,821	4,925	671	4,254

Investment Securities
Mortgage backed	—	—	—	(155)	(77)	(78)
Preferred trust	(7,417)	(3,708)	(3,709)	(22,583)	398	(22,981)
Equity security	160	160	—	(644)	(644)	—

Loans held for sale	28,900	20,309	8,591	67,607	16,934	50,673

Loans:
Residential real estate	1,208,412	132,129	1,076,283	963,428	(32,078)	995,506
Construction and land development	739,183	152,196	586,987	182,610	13,359	169,251
Commercial, including real estate	274,702	46,361	228,341	177,616	49,061	128,555
Commercial finance leases	(83,153)	774	(83,927)	(117,418)	(6,236)	(111,182)
Home equity	409,683	82,231	327,452	248,485	34,507	213,978
Installment	(2,658)	702	(3,360)	7,630	(339)	7,969

Total interest revenue	2,968,431	682,924	2,285,507	1,838,521	320,767	1,517,754

Interest-bearing Liabilities
Savings	43,889	54,344	(10,455)	51,534	53,741	(2,207)
NOW, money market and escrow	507,967	96,908	411,059	202,372	77,164	125,208
Certificates of deposit	780,789	271,113	509,676	651,720	11,787	639,933

Total interest-bearing deposits	1,332,645	422,365	910,280	905,626	142,692	762,934

Net interest income	$1,635,786	$260,559	$1,375,227	$932,895	$178,075	$754,820

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

The provision for loan and lease losses was $656,500 during the year ended December 31, 2006 compared to $52,000 for the year ended December 31, 2005. The provision for each period reflects our risk assessment of the portfolio and the growth in loan and lease balances outstanding. We had net recoveries of $2,411 in 2006 compared to net charge offs of $217 in 2005.

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

The allowance for loan and lease losses represented 1.20% and 0.74% of total loans at December 31, 2006 and December 31, 2005, respectively. The increase in the allowance as a percentage of total loans is due to the growth of our loan portfolio, special reserves and a change in the risk assessment and composition of our loans. A primary focus of our lending activities is loans secured by a first lien on a one-to-four family property and loans secured by home equity loans. These types of loans accounted for 67.2% and 63.2% of total loans at December 31, 2006, and December 31, 2005. Management believes that such loans have an inherently lower risk of loss than other types of loans. The concentration of loans to investors secured by residential properties increases the risk of loss. Management allocates a higher reserve percentage for loans to investors as compared to residential loans that are owner occupied in assessing the allowance for loan and lease losses; however, to date, there is no historical precedent for the reserve percentages. AmericasBank has no exposure to foreign countries or foreign borrowers. Management believes that the current allowance for loan and lease losses is adequate.

The following table represents an analysis of the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses

	Year Ended December 31,
	2006	2005
Balance, beginning of period	$366,910	$315,127

Provision for loan and lease losses	656,500	52,000

Chargeoffs:
Residential real estate	—	—
Construction and land development	—	—
Commercial, including real estate	7,230	—
Commercial finance leases	—	—
Home equity	—	—
Installment	—	217

Total chargeoffs	7,230	217
Recoveries:
Residential real estate	—	—
Construction and land development	—	—
Commercial, including real estate	9,641	—
Commercial finance leases	—	—
Home equity	—	—
Installment	—	—

Total recoveries	9,641	—

Net chargeoffs (recoveries)	(2,411)	217

Balance, end of period	$1,025,821	$366,910

Allowance for loan losses to total loans	1.20%	0.74%
Ratio of net-chargeoffs (recoveries) during the period to average loans outstanding during period	0.00%	0.00%

The following table provides a breakdown of the allowance for loan and lease losses as of December 31, 2006 and 2005.

Allocation of Allowance for Loan and Lease Losses

	December 31,
	2006		2005
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category
Residential real estate (1)	$324,548	42.45%	$90,008	47.83%
Construction and land development	428,193	25.40%	78,280	16.97%
Commercial, including real estate (1)	153,269	18.46%	126,133	17.72%
Commercial finance leases	48,560	1.29%	23,300	3.77%
Home equity	54,517	12.11%	38,765	13.11%
Installment	16,734	0.29%	718	0.60%
Unallocated	—	—	9,706	—

Total	$1,025,821	100.00%	$366,910	100.00%

(1)	Our residential real estate loans and commercial loans, including real estate, include owner occupied residential mortgages and one-to-four family and multi-family mortgages to investors.

Noninterest Revenue

Noninterest revenue consisted primarily of mortgage banking gains and fees from the sale of mortgage loans, and service charges on deposit accounts, which includes debit card fees and ATM fees. Noninterest revenue decreased $158,483 for the year ended December 31, 2006 to $469,014, from $627,497 for the year ended December 31, 2005.

The decrease for the year ended December 31, 2006, was primarily from a $168,629 decrease in mortgage banking gains and fees to $374,401 for the year ended December 31, 2006, from $543,030 for the year ended December 31, 2005. We experienced a decline in the origination of loans to be sold in the secondary market that was consistent with the softness in the real estate market in our region. We had seven mortgage loan originators at the end of 2006, up from six at the end of 2005.

Service charges on deposit accounts and other fees increased to $94,613 for the year ended December 31, 2006, from $84,467 for the year ended December 31, 2005. The increase was primarily from fees on business accounts and ATM service charges. We have an ATM at each of our two banking centers.

Noninterest Expenses

Noninterest expenses for the year ended December 31, 2006, were $3,639,506, compared to $2,643,655 for the same period in 2005. The increase for the year ended December 31, 2006 was $995,851 or 37.7%. Salaries increased $427,033 to $1,603,946 for the year ended December 31, 2006 from $1,176,913 for the year ended December 31, 2005. The increase in salaries is due to an increase in full time equivalent employees to 33 at December 31, 2006 from 28 at December 31, 2005, and merit and promotional salary increases awarded throughout 2006 for existing employees. Employee benefits increased $165,653 to $475,388 for year ended December 31, 2006 from $309,735 for the year ended December 31, 2005. The increase was mainly in payroll taxes, our match of employee contributions to benefit plans, and health care benefits. For competitive reasons, we expanded our employee benefit package and human resource function in 2006 by engaging the services of Administaff, a professional employer organization.

Occupancy increased $36,547 to $212,778 for the year ended December 31, 2006 from $176,231 for the year ended December 31, 2005. This increase is primarily from additional rent associated with the relocation and expansion of our mortgage loan origination and operations in Towson and the opening of our new mortgage origination office in Frederick. We also experienced higher utility expenses in 2006, and had increased depreciation expense arising from the renovations to our Towson headquarters building.

Furniture and equipment increased $2,579 to $119,366 for the year ended December 31, 2006 from $116,787 for the year ended December 31, 2005. Increases in this category were mostly offset by a reduction in 2006 of $11,348 in computer depreciation. This reduction began to occur about mid-2006 when a substantial portion of the costs associated with our account processing conversion in 2003 were fully depreciated.

Other expense increased $364,039 to $1,228,028 for the year ended December 31, 2006 from $863,989 for the year ended December 31, 2005. Increases in this expense category were associated with professional fees, data processing fees, marketing expenses, and director fees. In the fourth quarter of 2005, our directors adopted a compensation plan to maintain and attract new directors. Director compensation, which was paid in the form of cash and stock options, was $168,723 for 2006. Outside directors received cash compensation for retainer and meeting fees of $120,083 for the year ended December 31, 2006. In addition, $48,640 was expensed as stock-based compensation for 20,000 common stock options issued for service awards during 2006. There was no compensation paid to outside directors during 2005.

Income Taxes

We have not incurred any income tax liability since our inception. At December 31, 2006 and 2005, we had net tax operating loss carryforwards of approximately $5,473,747 and $5,631,845, respectively, available to offset future taxable income. The carryforwards at December 31, 2006 will expire beginning in 2017.

Net Loss

Our net loss for the year ended December 31, 2006 was $430,834 or $(0.18) per basic and diluted common share, an increase of $123,048 from $307,786 or $(0.33) per basic and diluted common share for the year ended December 31, 2005.

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

The investment portfolio at December 31, 2006 and 2005 amounted to $30,000, and was comprised of a single equity security that was classified as available for sale.

The following table sets forth a summary of the investment security as of the periods indicated. Available for sale securities are reported at estimated fair value. There were no held to maturity securities in our portfolio as of December 31, 2006 or 2005. We did not have tax exempt obligations for any of the periods shown.

Investment Securities

	December 31,
	2006	2005
Available For Sale Securities
Equity Security	$30,000	$30,000

Total Available for Sale Securities	$30,000	$30,000

The following table shows the amortized cost, fair value and weighted average yield of our security at December 31, 2006. The security, which is an equity investment in Atlantic Central Bankers Bank, has no stated term. In addition to our equity investment, we regularly sell overnight federal funds at the prevailing market rate to Atlantic Central Bankers Bank, and we have also purchased participations in loans from them. Currently, Atlantic Central Bankers Bank reports that it has approximately 250 shareholder banks. This low number of shareholders limits the marketability and trading environment for the stock. Recent sales of Atlantic Central Bankers Bank stock by Atlantic Central Bankers Bank indicates that there has been no loss in the fair value of our investment.

	Available for Sale
	Amortized Cost	Fair Value	Weighted Average Yield
Equity security	$30,000	$30,000	2.99%

Loan Portfolio

The loan portfolio, net of allowance, unearned fees and origination costs increased $35,597,328 or 72.7% to $84,586,933 at December 31, 2006 from $48,989,605 at December 31, 2005. Residential real estate loans increased by $12,757,047 (53.9%), construction and land development loans increased by $13,386,918 (159.5%), commercial loans including commercial real estate loans increased by $7,069,737 (80.7%), and home equity loans increased by $3,907,722 (60.3%) from their respective balances at December 31, 2005. Installment loans decreased by $49,961 (16.7%) and commercial finance leases decreased by $754,767, (40.5%), from their respective balances at December 31, 2005, from payoffs and principal amortization. We have reduced our efforts to grow the lease portfolio. Going forward, we expect to continue to see wide changes in our loan categories as we experience scheduled payoffs and as we grow our loan portfolio, particularly residential real estate loans.

Loans secured by real estate comprise the majority of the loan portfolio. AmericasBank’s loan customers are generally located in the greater Baltimore metropolitan area.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio December 31,
	2006	%	2005	%
Residential real estate (1)	$36,406,724	42.45%	$23,649,677	47.83%
Construction and land development	21,780,776	25.40%	8,393,858	16.97%
Commercial, including real estate (1)	15,831,182	18.46%	8,761,445	17.72%
Commercial finance leases	1,109,725	1.29%	1,864,492	3.77%
Home equity	10,388,446	12.11%	6,480,724	13.11%
Installment	249,595	0.29%	299,556	0.60%

	85,766,448	100.00%	49,449,752	100.00%

Deferred loan origination fees, net of cost	(153,694)		(93,237)
Allowance for loan and lease losses	(1,025,821)		(366,910)

	$84,586,933		$48,989,605

(1)	Our loan portfolio includes owner occupied residential mortgages and one-to-four family and multi-family mortgages to investors. At December 31, 2006, $23,475,679 of residential real estate loans and $6,244,244 of commercial loans, including real estate loans, were to investors. At December 31, 2005, $14,162,743 of residential real estate loans and $1,712,340 of commercial loans, including real estate loans, were to investors.

The following table presents the scheduled loan maturity or repricing of our loan portfolio at December 31, 2006. Certain loans classified as variable rate in the table below have a scheduled maturity or repricing period, however the rate for these loans are typically tied to a rate index such as the prime rate. The rate on these loans will change with a change to the index and may result in a different repricing date as depicted in the table below.

Loan Maturity or Repricing Distribution at December 31, 2006

	1 year or less	1-5 years	After 5 years	Total
Residential real estate	$15,468,968	$17,956,630	$2,981,126	$36,406,724
Construction and land development	15,804,505	5,353,600	622,671	21,780,776
Commercial, including real estate	2,626,666	10,670,657	2,533,859	15,831,182
Commercial finance leases	257,583	852,142	—	1,109,725
Home equity	1,169,482	394,675	8,824,289	10,388,446
Installment	72,386	11,961	165,248	249,595

Total loans	$35,399,590	$35,239,665	$15,127,193	$85,766,448

Fixed rate	$9,127,970	$8,171,218	$2,918,968	$20,218,156
Variable rate	26,271,620	27,068,447	12,208,225	65,548,292

Total loans	$35,399,590	$35,239,665	$15,127,193	$85,766,448

Asset Quality

We perform monthly reviews of all delinquent loans and leases and loan officers are charged with working with customers to resolve potential credit issues and payment delinquency in a timely manner. We generally classify loans and leases as nonaccrual when collection of full principal and interest under the original terms of the credit is not expected or payment of principal or interest has become 90 days past due. Classifying a credit as nonaccrual results in us no longer accruing interest on such loan or lease and reversing any interest previously accrued but not collected. We will generally restore a nonaccrual loan or lease to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments in a timely manner and in accordance with the original repayment schedule. Generally, we credit all interest payments received on nonaccruing credits to the principal balance of the loan or lease to reduce our credit exposure. If we have collateral that mitigates our credit exposure, we may recognize interest as income when received. We had no restructured loans as of December 31, 2006, or December 31, 2005.

Information about non-performing loans is as follows:

	December 31,
	2006	2005
Nonaccrual loans	$624,127	$622,761
Unrecorded interest on nonaccrual loans	107,569	51,922
Loans past due 90 days or more and still accruing interest	—	—
Specific reserve for non accrual loans included in the allowance for loan and lease losses	198,106	29,388

Nonaccrual loans are comprised of two loans. The larger of these loans is related to one loan in which we hold an approximately 10% participation. Our portion of the loan balance was $589,127 and $587,761, at December 31, 2006 and 2005, respectively. This non-performing loan is a participation in a loan to a land developer for the purchase and development of raw land that was under contract for sale as developed lots to a national homebuilder. The project ran into delays during the permitting process related primarily to storm water management issues. As a result of the delays, the interest reserve was exhausted, causing the loan to go into default.

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

The Banks demanded payment and filed a foreclosure action on the property. A foreclosure auction was scheduled for November 9, 2006. The guarantors filed for Chapter 11 bankruptcy on November 8, thereby forestalling the sale. The borrower failed to present an acceptable plan within the 90 day period allowed and the Banks moved for a lift stay, which was granted on March 1, 2007. As of this filing, the foreclosure sale date has not been established. Although we believe that there will be interested bidders present at the auction, there can be no assurance that will be the case. Based on an “as is” appraisal dated November 10, 2006, we believe that the reserves we have set aside on this loan are adequate.

We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan and lease losses. We write off impaired loans when collection of the loan is doubtful. We generally classify nonaccrual loans and leases as impaired. As of December 31, 2006 and December 31, 2005, no credit had been identified as impaired other than the nonaccrual loans and leases described above.

We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan and lease losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, we generally require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of December 31, 2006, and December 31, 2005, we had no foreclosed real estate.

Deposits

We seek deposits within our market area by paying competitive interest rates and offering high quality customer service. In conjunction with our growth strategy, we offer premium rate certificates of deposit to support loan growth.

We use an Internet-based service to offer our certificates of deposit. In 2006, we also began offering retail brokered certificates of deposit. The interest rate offered through these sources is higher than what we would typically pay within our market. We have employed these services as an interim strategy to support our loan growth plans and view it as a cost effective and efficient process to raise deposits for specific terms. The use of higher cost certificates of deposit in the short to medium term (one to five years) is integral to the business plan to bring AmericasBank to profitability. The longer term funding strategy (over five years) is to replace these higher cost deposits with lower cost and less volatile core deposits from small businesses and professional firms. The successful implementation of this stage of the strategy is highly dependent on our ability to establish confidence and deliver superior services to this group of targeted customers.

At December 31, 2006, our total deposits have increased by $24,409,055 or 36.3% to $91,584,537 from $67,175,482 at December 31, 2005. Interest-bearing deposits increased $23,333,037 or 39.4% to $82,510,132 at December 31, 2006, from $59,177,095 at December 31, 2005. In addition, our noninterest-bearing deposits increased $1,076,018 or 13.5% to $9,074,405 at December 31, 2006, from $7,998,387 at December 31, 2005.

A majority of the increase in our interest bearing deposits was in certificates of deposit and money market accounts. The growth in these accounts was due to our utilization of the Internet-based service, retail brokered certificates of deposit and the use of print advertising in local newspapers to offer certificates of deposit and other interest bearing core deposit products. At December 31, 2006, we had $20,469,694 in certificates of deposit issued through the Internet-based service at an average cost of approximately 5.21%. Deposits from this source represented 24.8% of our interest bearing deposits as of December 31, 2006 compared to 33.2% as of December 31, 2005. At December 31, 2006, we had $8,000,000 in retail brokered certificates of deposit at an average cost of approximately 5.32%. Deposits from this source represented 9.7% of our interest bearing deposits as of December 31, 2006.

We increased our money market accounts by $3,200,165 to $14,980,332 or 27.4% from $11,760,167 at December 31, 2005, reflecting our strategy to reduce the bank’s reliance on certificates of deposit as a funding source.

The increase in noninterest bearing deposits was primarily from new accounts opened for title agencies. We have focused our marketing efforts toward these businesses and feel that our mortgage loan business will further provide us with opportunities to sell our deposit services to more of these businesses. These are monies held for short periods of time pending the disbursement of funds in mortgage loan or mortgage loan refinancing transactions. The balances on deposit with us from these depositors can fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. These balances at December 31, 2006 and 2005, represent 70.2% and 76.6%, respectively, of our noninterest bearing deposits, which creates a real estate industry concentration. In order to meet the withdrawal needs of these customers, we monitor our liquidity on a daily basis.

The following table sets forth the composition of our deposits as of December 31, 2006 and December 31, 2005:

	2006	2005
Noninterest-bearing	$9,074,405	$7,998,387

Interest-bearing:
NOW accounts	865,476	1,000,389
Advances from borrowers for insurance and taxes	31,033	51,492
Money market	14,980,332	11,760,167
Savings	4,734,618	4,882,124
Certificates of deposit, $100,000 or more	22,019,141	8,367,379
Other certificates of deposit	39,879,532	33,115,544

	82,510,132	59,177,095

Total deposits	$91,584,537	$67,175,482

The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2006.

	Certificates of Deposit Maturity Distribution December 31, 2006
	Three Months or Less	Over Three Months to Six Months	Over Six Months to Twelve Months	Over Twelve Months	Total
Certificates of deposit:
Less than $100,000	$9,699,393	$2,584,443	$12,053,743	$15,541,953	$39,879,532
Greater than or equal to $100,000	3,441,934	2,685,889	11,758,181	4,133,137	22,019,141

Total	$13,141,327	$5,270,332	$23,811,924	$19,675,090	$61,898,673

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

We currently have a negative gap over the short term, which suggests that the net yield on interest earning assets may decrease during periods of rising interest rates. However, a simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rate, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

The table below presents our interest rate sensitivity at December 31, 2006. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that interest-bearing transaction deposits with no contractual maturity, such as money market, NOW and savings accounts, have been allocated over a one-year period. Because certain categories of securities and loans reprice before their maturity date even without regard to interest rate fluctuations, we use its respective repricing date in the table below.

	Interest Sensitivity Analysis December 31, 2006
	Maturing or Repricing
	Within 3 Months	4 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets:
Investment securities	$30,000	$—	$—	$—	$30,000
Loans	8,061,601	27,337,989	35,239,665	15,127,193	85,766,448
Loans held for sale	2,267,250	—	—	—	2,267,250
Federal Home Loan Bank and Federal Reserve Bank stock	609,250	—	—	—	609,250
Federal funds sold and Federal Home Loan Bank deposit	14,586,886	—	—	—	14,586,886

Total interest earning assets	25,554,987	27,337,989	35,239,665	15,127,193	103,259,834

Interest Bearing Liabilities:
Interest-bearing transaction deposits	7,938,421	7,938,420	—	—	15,876,841
Savings accounts	2,735,635	1,998,983	—	—	4,734,618
Time deposits	13,141,327	29,082,256	19,675,090	—	61,898,673

Total interest-bearing deposits	23,815,383	39,019,659	19,675,090	—	82,510,132

Period Gap	$1,739,604	$(11,681,670)	$15,564,575	$15,127,193	$20,749,702

Cumulative Gap	$1,739,604	$(9,942,066)	$5,622,509	$20,749,702

Cumulative Gap / Total Assets	1.61%	-9.19%	5.20%	19.18%

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. We monitor our federal funds sold position on a daily basis in that this is our primary source of liquidity. From time to time we sell or participate out loans to create additional liquidity as required. Additional liquidity is also available from our loans held for sale, which amounted to $2,267,250 at December 31, 2006.

The Federal Home Loan Bank of Atlanta initiated a credit review of AmericasBank and in January 2007 we were informed that credit availability was re-established for AmericasBank at 10% of total assets. All advances and other credit products requested under the credit availability must be fully secured with eligible collateral.

We also have a $1.0 million secured line of credit from a correspondent financial institution secured by eligible investment securities. There were no outstanding balances on this line at December 31, 2006, or December 31, 2005.

Our immediate sources of liquidity are cash and due from banks and short term investments. As of December 31, 2006 we had $3,960,807 in cash and due from banks, and $14,586,886 in federal funds sold and deposits at the Federal Home Loan Bank. Management has made a decision to maintain liquidity instead of investing in investment securities in order to ensure that funds are readily available to fund the growth of the loan portfolio.

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

Capital

Our stockholders’ equity amounted to $15,992,396 at December 31, 2006 an increase of $10,736,345 from the $5,256,051 reported at December 31, 2005.

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

AmericasBank Corp.

(in thousands)

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006

Total capital (to risk-weighted assets)	$16,740	21.63%	$6,190	8.00%	$7,738	10.00%
Tier 1 capital (to risk-weighted assets)	15,772	20.38%	3,095	4.00%	4,643	6.00%
Tier 1 capital (to average assets)	15,772	15.21%	4,149	4.00%	5,186	5.00%

December 31, 2005

Total capital (to risk-weighted assets)	$5,332	11.32%	$3,768	8.00%	$4,710	10.00%
Tier 1 capital (to risk-weighted assets)	4,965	10.54%	1,884	4.00%	2,826	6.00%
Tier 1 capital (to average assets)	4,965	6.95%	2,856	4.00%	3,570	5.00%

AmericasBank (in thousands)

December 31, 2006

Total capital (to risk-weighted assets)	$16,063	20.76%	$6,190	8.00%	$7,738	10.00%
Tier 1 capital (to risk-weighted assets)	15,095	19.51%	3,095	4.00%	4,643	6.00%
Tier 1 capital (to average assets)	15,095	14.55%	4,149	4.00%	5,186	5.00%

December 31, 2005
Total capital (to risk-weighted assets)	$5,202	11.04%	$3,768	8.00%	$4,710	10.00%
Tier 1 capital (to risk-weighted assets)	4,835	10.26%	1,884	4.00%	2,826	6.00%
Tier 1 capital (to average assets)	4,835	6.77%	2,856	4.00%	3,570	5.00%

Return on Average Assets and Average Equity

The ratio of net income to average equity and average assets and certain other ratios are as follows:

Return on Average Assets and Average Equity

	December 31,
	2006	2005
Average total assets	$87,190,571	$57,620,411

Average equity	$13,637,279	$5,223,805

Net loss	$(430,834)	$(307,786)

Cash dividends declared	$—	$—

Return on average assets	(0.49)%	(0.53)%

Return on average equity	(3.16)%	(5.89)%

Average stockholders’ equity to average total assets	15.64%	9.07%

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

Outstanding loan commitments and lines and letters of credit at December 31, 2006 are as follows:

Loan commitments	$17,800,417
Unused lines of credit	22,155,412
Letters of credit	48,970

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

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for loan and lease losses, including the valuation of collateral, the financial condition of the borrower, and in establishing allowance percentages and risk ratings. The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans.

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

The value of the options was estimated using the Black-Scholes option pricing model with the option life estimated at 5-9 years. There were no modifications made to outstanding share options prior to the adoption of the fair value method. The compensation expense not yet recognized as of December 31, 2006, was approximately $331,916.

Net Deferred Tax Asset

AmericasBank Corp. has recorded a 100% valuation allowance against the net deferred tax asset since it is more likely than not that it will not be realized. At December 31, 2006 and 2005, AmericasBank Corp. has net operating loss carryforwards of approximately $5,473,747 and $5,631,845 available to offset future taxable income. The current carryforwards will expire beginning in 2017.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill no longer be amortized over an estimated useful life, but rather be tested at least annually for impairment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess. Goodwill of $266,985 was recorded when we acquired certain assets and assumed certain liabilities of uvm Mortgage Marketing in October 2004. In June 2006, we agreed to separate our business relationship with the head of our Towson mortgage loan production office who was the former owner of uvm Mortgage Marketing. Among the terms of the separation agreement, the employee surrendered 12,500 shares of AmericasBank Corp common stock. These shares were unvested and expired under the terms of the purchase agreement dated October 4, 2004. Goodwill and stockholders’ equity were reduced by $64,750 to record the financial result of this transaction. As such, the carrying amount of goodwill at December 31, 2006 was $202,235. The goodwill will be tested at least annually for impairment.

Estimate of Costs to Originate Loans

The deferral of direct loan origination costs results in a reduction of salaries and other noninterest expense. We have developed a cost method to estimate our labor costs for originating loans. This estimate is re-evaluated at the end of every quarter and adjusted, if necessary.

Recent Accounting Pronouncements

Accounting pronouncements that have been approved by the Financial Accounting Standards Board that have not become effective as of December 31, 2006 follow. These pronouncements are not expected to have any impact on the financial statements of AmericasBank Corp.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits, but does not require, entities to choose to measure many financial instruments and certain other items at fair value. We are currently assessing the impact SFAS No. 159 may have on our consolidated financial statements. SAFS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS No. 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006.

SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 156 amends SFAS 140. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125, by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS No.156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and

Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006.

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

The following consolidated financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2006 and 2005

Consolidated Statements of Operations – For the years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity – For the years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows – For the years ended December 31, 2006 and 2005

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

In addition, there were no changes in AmericasBank Corp.’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, AmericasBank Corp.’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors and Executive Officers of the Registrant

Filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Definitive Proxy Materials distributed to stockholders in connection with the 2007 Annual Meeting of Stockholders

Item 10.	Executive Compensation

Filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Definitive Proxy Materials distributed to stockholders in connection with the 2007 Annual Meeting of Stockholders

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Definitive Proxy Materials distributed to stockholders in connection with the 2007 Annual Meeting of Stockholders

Item 12.	Certain Relationships and Related Transactions

Filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Definitive Proxy Materials distributed to stockholders in connection with the 2007 Annual Meeting of Stockholders

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

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Rowles & Co, LLP for the audit of AmericasBank Corp.’s annual consolidated financial statements for the years ended December 31, 2006 and December 31, 2005 and fees billed for other services rendered by Rowles & Co., LLP during those periods.

	December 31,
	2006	2005
Audit fees(1)	$28,654	$39,150

Audit related fee(2)	11,307	12,340

Tax fees(3)	2,575	2,500

All other fees(4)	—	—

Total	$42,536	$53,990

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of AmericasBank Corp.’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Rowles & Company in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of AmericasBank Corp’s consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees for services other than the services reported above.

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

AMERICASBANK CORP.

Date: March 27, 2007	By:	/s/ Mark H. Anders
Mark H. Anders, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Mark H. Anders Mark H. Anders	President, CEO and Principal Executive Officer; Director	March 27, 2007

/s/ Nicholas J. Belitsos, M.D. Nicholas J. Belitsos, M.D.	Secretary, Director	March 28, 2007

/s/ Richard C. Faint Richard C. Faint	Director	March 27, 2007

/s/ Savas J. Karas Savas J. Karas	Director	March 28, 2007

/s/ Allen S. Lloyd, Jr. Allen S. Lloyd, Jr.	Director	March 28, 2007

/s/ Mark D. Noar, M.D Mark D. Noar, M.D.	Vice Chairman; Director	March 27, 2007

/s/ Kenneth D. Pezzulla Kenneth D. Pezzulla	Director	March 27, 2007
Executive Vice President, Chief Financial Officer; Principal Financial
/s/ A. Gary Rever A. Gary Rever	Officer and Principal Accounting Officer; Director, Assistant Secretary	March 27, 2007

/s/ Ramon Roig, M.D. Ramon F. Roig, M.D.	Director	March 28, 2007

/s/ Graylin E. Smith Graylin E. Smith	Director	March 27, 2007

/s/ Lee W. Warner Lee W. Warner	Chairman, Director	March 28, 2007

/s/ John C. Weiss, III John C. Weiss, III	Vice Chairman; Director	March 27, 2007

/s/ William L. Wilcox, Jr.	Director	March 27, 2007
William J. Wilcox, Jr.

AmericasBank Corp. and Subsidiary

Consolidated Financial Statements

December 31, 2006

AmericasBank Corp. and Subsidiary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AmericasBank Corp.

Towson, Maryland

We have audited the accompanying consolidated balance sheets of AmericasBank Corp. and Subsidiary as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, and we were not engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmericasBank Corp. and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    Rowles & Company, LLP

Baltimore, Maryland

January 26, 2007

AmericasBank Corp. and Subsidiary

Consolidated Balance Sheets

December 31,	2006	2005
Assets

Cash and due from banks	$3,960,807	$1,957,870
Federal funds sold and Federal Home Loan Bank deposit	14,586,886	18,440,881

Cash and cash equivalents	18,547,693	20,398,751
Securities available for sale	30,000	30,000
Federal Home Loan Bank and Federal Reserve Bank stock at cost	609,250	238,500
Loans held for sale	2,267,250	1,223,616
Loans and leases, less allowance of $1,025,821 and $366,910	84,586,933	48,989,605
Premises and equipment	1,129,354	1,005,561
Accrued interest receivable	564,057	263,039
Goodwill	202,235	266,985
Intangible assets	17,850	24,222
Other assets	203,476	305,785

	$108,158,098	$72,746,064

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$9,074,405	$7,998,387
Interest-bearing	82,510,132	59,177,095

Total deposits	91,584,537	67,175,482
Other liabilities	581,165	314,531

	92,165,702	67,490,013

Stockholders’ equity
Common stock, par value $.01 per share; 30,000,000 shares authorized, issued and outstanding 2,654,202 and 941,702, shares	26,542	9,417
Preferred stock, par value $.01 per share; 5,000,000 shares authorized, issued and outstanding 0 shares	—	—
Additional paid-in capital	22,785,038	11,634,984
Accumulated deficit	(6,819,184)	(6,388,350)
Accumulated other comprehensive income	—	—

	15,992,396	5,256,051

	$108,158,098	$72,746,064

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Operations

Years ended December 31,	2006	2005
Interest revenue
Loans and leases, including fees	$5,410,870	$2,864,701
Federal funds sold and Federal Home Loan Bank deposit	831,478	446,113
Loans held for sale	143,529	114,629
Preferred trust securities	—	7,417
Other	28,079	12,665

Total interest revenue	6,413,956	3,445,525

Interest expense
Deposits	3,017,798	1,685,153

Net interest income	3,396,158	1,760,372

Provision for loan and lease losses	656,500	52,000

Net interest income after provision for loan and lease losses	2,739,658	1,708,372

Noninterest revenue
Service charges on deposit accounts and other fees	94,613	84,467
Mortgage banking gains and fees	374,401	543,030

Total noninterest revenue	469,014	627,497

Noninterest expenses
Salaries	1,603,946	1,176,913
Employee benefits	475,388	309,735
Occupancy	212,778	176,231
Furniture and equipment	119,366	116,787
Other	1,228,028	863,989

Total noninterest expenses	3,639,506	2,643,655

Income (loss) before income taxes	(430,834)	(307,786)
Income taxes	—	—

Net income (loss)	$(430,834)	$(307,786)

Loss per common share—basic and diluted	$(0.18)	$(0.33)

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Comprehensive income
	Shares	Par value
Balance, December 31, 2004	941,702	$9,417	$11,449,191	$(6,080,564)	$17,760
Net loss	—	—	—	(307,786)	—	$(307,786)
Unrealized loss on investment securities available for sale, net	—	—	—	—	(17,760)	(17,760)

Comprehensive income						$(325,546)

Stock-based compensation expense	—	—	186,120	—	—
Cash paid for fractional shares resulting from reverse stock split	—	—	(327)	—	—

Balance, December 31, 2005	941,702	9,417	11,634,984	(6,388,350)	—
Net loss	—	—	—	(430,834)	—	$(430,834)
Unrealized loss on investment securities available for sale, net	—	—	—	—	—	—

Comprehensive income						$(430,834)

Stock-based compensation expense	—	—	184,490	—	—
Common stock surrendered	(12,500)	(125)	(64,625)	—	—
Common stock issued, net	1,725,000	17,250	11,030,189	—	—

Balance, December 31, 2006	2,654,202	$26,542	$22,785,038	$(6,819,184)	$—

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

Years ended December 31,	2006	2005
Cash flows from operating activities
Interest received	$6,173,395	$3,276,361
Fees and commissions received	94,613	84,467
Interest paid	(2,825,044)	(1,646,166)
Proceeds from sales of loans held for sale	45,887,183	40,281,397
Originations of loans held for sale	(46,556,416)	(39,344,935)
Cash paid to suppliers and employees	(3,048,345)	(2,343,927)

	(274,614)	307,197

Cash flows from investing activities
Proceeds from maturity and call of investment securities available for sale	—	300,422
Purchase of Federal Home Loan Bank and Federal Reserve stock	(370,750)	(105,950)
Loans and leases made, net of principal collected	(36,314,285)	(17,749,420)
Purchase of premises, equipment and software	(283,153)	(181,907)

	(36,968,188)	(17,736,855)

Cash flows from financing activities
Net increase in time deposits	20,415,751	16,471,768
Net increase in other deposits	3,993,304	16,133,421
Cash payment for fractional shares	—	(327)
Common stock surrendered	(64,750)	—
Proceeds from issuance of common stock, net	11,047,439	—

	35,391,744	32,604,862

Net increase (decrease) in cash and cash equivalents	(1,851,058)	15,175,204
Cash and cash equivalents at beginning of year	20,398,751	5,223,547

Cash and cash equivalents at end of period	$18,547,693	$20,398,751

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Continued)

Years ended December 31,	2006	2005
Reconciliation of net loss to net cash provided by operating activities
Net loss	$(430,834)	$(307,786)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	173,256	173,831
Provision for loan and lease losses	656,500	52,000
Stock-based compensation	184,490	186,120
Amortization of loan premium and other intangible assets	5,650	4,000
Increase (decrease) in
Deferred loan fees and costs, net	60,457	(47,023)
Accrued interest payable	192,754	38,987
Other liabilities	73,880	109,542
Decrease (increase) in
Loans held for sale	(1,043,634)	393,432
Accrued interest receivable	(301,018)	(122,141)
Other assets	153,885	(173,765)

	$(274,614)	$307,197

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

Business

The Bank provides credit and deposit services to individuals and businesses located in Baltimore County, Baltimore City, and surrounding areas of central Maryland. In July 2006, the Bank expanded its credit services by opening a loan production office in Frederick, Maryland.

Effective October 12, 2005, the written agreement under which the Company and the Bank were operating was terminated. See Note 16.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform with the current year presentation.

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

Federal Reserve Bank and Federal Home Loan Bank stock

The Bank is a member of the Federal Reserve Bank and Federal Home Loan Bank, and is required to acquire and hold stock in each of these entities. Stocks held in these entities are carried at cost, which approximates fair value.

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

Goodwill and intangible assets

Goodwill represents the cost in excess of the fair value of net assets acquired in transactions accounted for as purchases. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that goodwill no longer be amortized over an estimated useful life, but rather be tested at least annually for impairment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess.

The carrying amount of goodwill was $202,235 and $266,985 at December 31, 2006 and 2005, respectively. The reduction in the carrying amount of $64,750 occurred in June 2006, in conjunction with an agreement to sever the business arrangement with the head of the Towson mortgage loan production office who was the former owner of uvm Mortgage Marketing. Goodwill of $266,985 was recorded upon acquisition of certain assets and assumed certain liabilities of uvm Mortgage Marketing in October 2004. Among the terms of the separation agreement, the employee surrendered 12,500 shares of AmericasBank Corp. common stock. These shares were unvested and expired under the terms of the purchase agreement dated October 4, 2004. Goodwill and stockholders’ equity were reduced by $64,750 to record the financial result of this transaction.

Intangible assets other than goodwill, which are determined to have finite lives, continue to be amortized using the straight-line method over periods ranging from five to fifteen years.

Computer software is recorded at cost and amortized over three to five years using the straight-line method.

Loan premiums are amortized over fifteen years.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Stock-based compensation

Effective January 1, 2005, AmericasBank Corp. began recognizing expense for stock-based compensation using the fair value based method of accounting described in SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Under SFAS No. 123, stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date fair value of the stock-based compensation that is expected to vest. In implementing the fair value method of accounting described in SFAS No. 123, the Company chose the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amended SFAS No. 123.

The following table presents the impact of adopting SFAS No. 123:

	2006	2005
Net loss without adoption of SFAS No. 123	$(246,344)	$(121,666)
Additional expense as a result of adoption of SFAS No. 123	(184,490)	(186,120)

Net loss with adoption of SFAS No. 123	$(430,834)	$(307,786)

Net loss per share—basic and diluted
Without adoption of SFAS No. 123	$(0.11)	$(0.13)
With adoption of SFAS No. 123	$(0.18)	$(0.33)

The weighted average fair value of options granted in 2006 and 2005 was $2.43 and $2.54 per share, respectively. The value was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	2006	2005
Expected volatility	27.77%	29.17%
Risk-free interest rate	4.98%	4.24% - 4.31%
Dividend yield	0.00%	0.00%
Expected lives	5 years	5-9 years

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

Loss per share

Loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. There were 2,338,003 and 941,702 weighted average common shares outstanding during 2006 and 2005.

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

On March 10, 2006, the Company sold 1,725,000 shares of its common stock for $7.00 per share. Net proceeds from the offering was approximately $11,000,000. The Company used $10,500,000 of the proceeds from the offering to infuse capital to the Bank. On March 13, 2006, the common stock of the Company began to be quoted for trading on the NASDAQ Capital Market.

3.	Cash and Cash Equivalents

The Bank normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit were $4,168 for 2006 and $34,628 for 2005. The Bank also sells federal funds on an unsecured basis to the same banks. Average balances sold were $16,096,755 for 2006 and $12,634,449 for 2005. Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

4.	Investment Securities

Investment securities are summarized as follows:

December 31, 2006	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale
Equity	$30,000	$—	$—	$30,000

December 31, 2005
Available for sale
Equity	$30,000	$—	$—	$30,000

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

4.	Investment Securities (Continued)

At December 31, 2006 and 2005, investment securities consisted only of stock in Atlantic Central Bankers Bank (ACBB). ACBB generally offers products and services to other banks. Ownership of the ACBB stock is restricted to banks and there is no active market for the stock. Since there is no readily determinable fair value for these securities, they are carried at cost. There were no sales of securities prior to maturity in 2006 or 2005. There were no investment securities pledged at December 31, 2006 or 2005.

5.	Loans

Major classifications of loans are as follows:

	2006	2005
Residential real estate	$36,406,724	$23,649,677
Construction and land development	21,780,776	8,393,858
Commercial, including real estate	15,831,182	8,761,445
Commercial finance leases	1,109,725	1,864,492
Home equity	10,388,446	6,480,724
Installment	249,595	299,556

	85,766,448	49,449,752
Deferred loan origination fees, net of cost	(153,694)	(93,237)
Allowance for loan and lease losses	(1,025,821)	(366,910)

	$84,586,933	$48,989,605

The following table presents the maturities or repricing periods of our loan portfolio at December 31, 2006:

Loan Maturity or Repricing Distribution at December 31, 2006

	1 year or less	1-5 years	After 5 years	Total
Residential real estate	$15,468,968	$17,956,630	$2,981,126	$36,406,724
Construction and land development	15,804,505	5,353,600	622,671	21,780,776
Commercial, including real estate	2,626,666	10,670,657	2,533,859	15,831,182
Commercial finance leases	257,583	852,142	—	1,109,725
Home equity	1,169,482	394,675	8,824,289	10,388,446
Installment	72,386	11,961	165,248	249,595

Total loans	$35,399,590	$35,239,665	$15,127,193	$85,766,448

Fixed rate	$9,127,970	$8,171,218	$2,918,968	$20,218,156
Variable rate	26,271,620	27,068,447	12,208,225	65,548,292

Total loans	$35,399,590	$35,239,665	$15,127,193	$85,766,448

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

5.	Loans (Continued)

Transactions in the allowance for loan and lease losses were as follows:

	2006	2005
Balance, beginning of year	$366,910	$315,127
Provision charged to operations	656,500	52,000
Recoveries	9,641	—

	1,033,051	367,127
Loans charged off	7,230	217

Balance, end of year	$1,025,821	$366,910

Loans past due 90 days or more and still accruing interest	$146,057	$—

Information regarding nonaccrual loans is as follows:

	2006	2005
Nonaccrual loans	$624,127	$622,761
Unrecorded interest on nonaccrual loans	107,569	51,922
Specific reserve for nonaccrual loans included in the allowance for loan and lease losses	198,106	29,388

As of December 31, 2006 and 2005, management had not classified any loans as nonperforming other than the nonaccrual loans.

The Company’s average investment in nonperforming loans approximated the nonaccrual loans of $624,127 and $622,761 during 2006 and 2005, respectively. No interest income was recognized on nonperforming loans during the period of impairment.

The Bank makes loans and leases to customers located primarily in Baltimore County, Baltimore City, and surrounding areas of central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

6.	Credit Commitments

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	2006	2005
Unused lines of credit
Commercial mortgage	$1,097,157	$92,000
Residential mortgage	15,538,907	2,653,335
Commercial	—	1,062,380
Home equity	5,519,348	3,805,750

	$22,155,412	$7,613,465

Construction and land development loan commitments	$17,800,417	$5,071,512

Letters of Credit	$48,970	$60,713

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

7.	Related Party Transactions

The executive officers and directors of the Bank enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. At December 31, 2006 and 2005, the total amounts of loans outstanding to executive officers and directors, including loans to their related interests, were $582,097 and $737,882, respectively. Activity in the loans during 2006 and 2005 was as follows:

	2006	2005
Balance, beginning of year	$737,882	$394,959
New loans	40,000	465,000
Payments	(195,785)	(122,077)
Changes in officers and directors	—	—

Balance, end of year	$582,097	$737,882

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

7.	Related Party Transactions (Continued)

At December 31, 2006 and 2005, the total amounts of deposits outstanding from executive officers and directors, including their related interests, were $1,973,373 and $2,448,573, respectively.

During the year ended December 31, 2005, the Company purchased key man life insurance for two executives and paid $7,710 in insurance premiums to an insurance company. A director of the company acts as a broker for that particular insurance company.

8.	Premises and Equipment

A summary of premises and equipment and the related depreciation follows:

	Useful lives	2006	2005
Land		$143,000	$143,000
Building and improvements	5 -40 years	947,629	947,067
Furniture and equipment	3 - 7 years	708,800	473,352
Leasehold improvements	3 -10 years	50,952	42,521

		1,850,381	1,605,940
Accumulated depreciation		721,027	600,379

Net premises and equipment		$1,129,354	$1,005,561

Depreciation expense		$130,276	$132,209

Included in other assets at December 31, 2006 and 2005, is computer software carried at an amortized cost of $33,618 and $47,514, respectively. Software amortization expense was $42,980 and $41,622 in 2006 and 2005, respectively.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

9.	Interest-bearing deposits

Major classifications of interest-bearing deposits are as follows:

	2006	2005
NOW accounts	$865,476	$1,000,389
Advances from borrowers for insurance and taxes	31,033	51,492
Money market	14,980,332	11,760,167
Savings	4,734,618	4,882,124
Certificates of deposit, $100,000 or more	22,019,141	8,367,379
Other certificates of deposit	39,879,532	33,115,544

	$82,510,132	$59,177,095

At December 31, 2006, certificates of deposit mature as follows:

Maturing in one year or less	$42,223,583
Maturing over one through two years	11,144,336
Maturing over two through three years	2,058,018
Maturing over three through four years	5,949,897
Maturing over four through five years	522,839

$61,898,673

10.	Leases

The Bank occupies its Highlandtown location under the terms of a lease dated June 6, 2000. The lease commenced on December 17, 2000. The lease had an original term of five years with two options to renew for five years each. The Bank exercised its option for the first five year renewal period.

On July 10, 2006, the Bank entered into a lease in Frederick, Maryland for office space to be occupied by its Frederick mortgage loan origination unit. The lease commenced on August 1, 2006. The lease has an original term of one year with two options to renew for one year each.

On September 10, 2006, the Bank entered into a lease in Towson, Maryland for office space to be occupied by its Towson mortgage loan origination unit and by its mortgage loan operations. The lease commenced on November 3, 2006. The lease has an original term of five years with an option to renew for five years.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

10.	Leases (Continued)

The leases call for the following minimum payments:

Year	Amount
2007	$95,542
2008	82,355
2009	84,624
2010	83,672
2011	69,612
2012	11,891

$427,696

Rent expense was $82,802 and $64,330 for 2006 and 2005, respectively.

11.	Other Noninterest Expenses

A summary of other noninterest expenses follows:

	2006	2005
Professional services	$269,601	$188,938
Director fees	168,723	—
Data processing services	158,037	139,112
Advertising and business development	122,259	61,306
ATM and credit card processing	63,893	66,644
Liability insurance	63,408	55,279
Loan expenses	59,647	34,689
Postage and courier	58,978	63,149
Public company expenses and fees, excluding accounting and legal	54,646	28,184
Telephone	53,686	49,527
Amortization of intangible assets, including software	49,297	59,527
Stationery, printing, and supplies	36,031	43,895
Regulatory expenses	15,712	22,622
Correspondent bank charges	13,002	16,240
Other	41,108	34,877

	$1,228,028	$863,989

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

12.	Income Taxes

The Company has not incurred any income tax liability since its inception.

The statutory federal income tax rate was 34% for 2006 and 2005. The Company’s effective tax rate for 2006 and 2005, was zero due to the net operating losses. The provision (benefit) for income taxes is reconciled as follows:

	2006	2005
Loss before income taxes	$(430,834)	$(307,786)

Tax provision at statutory rate	$(146,484)	$(104,647)
Increase (decrease) resulting from State income taxes, less federal benefit	(19,904)	(14,220)
Net operating loss carryover	166,388	118,867

Provision for income taxes	$—	$—

The components of the net deferred taxes at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets
Allowance for loan losses	$354,897	$101,357
Intangible assets	8,693	16,598
Nonaccrual interest	41,543	—
Nonqualified stock option expense	18,785	—
Net operating loss, capital loss, and contribution carryforwards	2,137,359	2,200,837
Accumulated depreciation	33,892	29,836

Deferred tax assets	2,595,169	2,348,628
Deferred tax liability
Deferred loan origination costs	243,900	157,864

Net deferred tax asset before valuation allowance	2,351,269	2,190,764
Valuation allowance	2,351,269	2,190,764

Net deferred tax asset	$—	$—

A 100% valuation allowance has been recorded against the net deferred tax asset since it is not more likely than not that it will be realized.

At December 31, 2006 and 2005, the Company has net federal tax operating loss carryforwards of approximately $5,473,747 and $5,631,845 available to offset future taxable income. The current carryforwards will expire beginning in 2017.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

13.	Employee Benefit Plans

Beginning in 2006, the Company adopted a 401(k) savings investment plan which allows employees to defer certain amounts of compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Generally, all employees over the age of 21 are eligible to participate in the plan. Employees may elect to defer and contribute up to the statutory limits. The Company matches 100% of employee contributions up to 3% of total participant compensation. Employee and employer contributions are invested by plan trustees in employee-designated mutual funds.

Prior to 2006, employees could open a simple IRA with payroll deduction. This allowed employees to defer certain amounts of compensation for income tax purposes under the Internal Revenue Code. Generally, all employees over the age of 21 were eligible and could elect to defer and contribute up to the statutory limits. The Company matched 100% of employee contributions up to 3% of total participant compensation.

For the years ending December 31, 2006 and 2005, the Company contributed $30,632 and $27,614 respectively, to the plans.

14.	Stock Options and Warrants

Stock options

In prior years, the Company granted stock options in accordance with the 1998 Stock Option Plan. When the stock options are vested, they may be exercised. The option price is equal to the estimated fair market value of the common stock at the date of grant. The options expire ten years after the date of grant if not exercised. The total number of shares granted for stock options under the 1998 Stock Options Plan was 18,600. As of December 31, 2006, a total of 14,605 shares remain available for grant.

On March 11, 2004, the Company adopted the 2004 Stock Incentive Plan that was subsequently approved by the shareholders in June 2004. The option price is equal to the estimated fair market value of the common stock at the date of grant. The options expire ten years after the date of grant if not exercised. Vesting of certain options may be subject to achievement of specific financial and non-financial performance objectives as set forth in the grants. The total number of shares granted for stock options under the 2004 Stock Incentive Plan is 800,000. As of December 31, 2006, a total of 489,479 shares remain available for grant.

Information with respect to stock options is as follows for the years ended December 31:

	2006		2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	296,758	$8.44	292,170	$8.68
Exercised	—	—	—	—
Granted	43,000	7.10	22,250	8.00
Forfeited	(25,242)	8.00	(17,662)	11.92

Outstanding at end of year	314,516	$8.29	296,758	$8.44

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

14.	Stock Options and Warrants (Continued)

A summary of information about stock options outstanding is as follows at December 31, 2006:

Options Outstanding
Weighted average exercise price	Shares	Weighted average remaining life (Years)	Shares underlying options currently exercisable
$7.10	43,000	9.58	20,000
8.00	267,521	7.35	89,975
28.00	255	3.50	255
40.00	3,147	1.61	3,147
48.00	593	2.47	593

$8.29	314,516	7.59	113,970

At December 31, 2006, options to purchase 113,970 shares of the Bank’s common stock were vested and exercisable at a weighted average price of $8.98. Also, at December 31, 2006, there was $331,916 of total unrecognized compensation expense related to nonvested stock options to be recognized over the next six years.

Stock warrants

On September 2, 1998, the Company issued to the holders of record of its common stock on September 1, 1998, a dividend of one common stock purchase warrant for each share of common stock then held by the stockholders (the A Warrants). Each A Warrant entitles the holder to purchase one share of common stock at an exercise price of $40 per share, subject to adjustment for certain events, beginning any time after April 1, 2000, until the A Warrants expire on September 1, 2008. As of December 31, 2006 there were 75,000 A Warrants outstanding.

In connection with a unit offering on October 9, 1998, the Company issued warrants (B Warrants) to purchase an aggregate of 49,000 shares of the Company’s common stock. Each B Warrant entitles the holder to purchase one share of common stock at an exercise price of $52 per share, subject to adjustment for certain events, beginning any time after April 8, 2000, until the B Warrants expire on September 1, 2008. As of December 31, 2006, there were 49,000 B Warrants outstanding.

In connection with a private placement offering on May 31, 2002, the Company issued 23,750 warrants (the C Warrants) to purchase an aggregate of 118,750 shares of the Company’s stock. Each C Warrant entitles the holder to purchase five shares of common stock at an exercise price of $20 per share, subject to adjustment for certain events, beginning any time after March 1, 2003, until the C Warrants expire on September 1, 2008. As of December 31, 2006, there were 118,750 C Warrants outstanding.

In connection with a private placement offering on March 28, 2003, the Company issued 50,015 shares of Series A Preferred Stock and stock warrants (the E Warrants) to purchase an aggregate of 50,015 shares of the Company’s stock. Each E Warrant entitles the holder to purchase one share of common stock at an exercise price of $12.80 per share, subject to adjustment for certain events, beginning any time after March 1, 2003, until the E Warrants expire on September 1, 2008. On December 2, 2003, the Series A Preferred Stock was exchanged for 50,015 shares of the Company’s common stock on a one-for-one basis. As of December 31, 2006 there were 50,015 E Warrants outstanding.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

15.	Parent Company Financial Information

The balance sheets as of December 31, 2006 and 2005, and statements of operations for the years then ended, for AmericasBank Corp. (Parent only) are presented below:

Balance Sheets

December 31,	2006	2005
Assets

Cash	$677,080	$129,610
Investment in subsidiary	15,315,316	5,126,441
Other assets	—	164,050

	$15,992,396	$5,420,101

Liabilities and Stockholders’ Equity

Due to subsidiary	$—	$164,050

Stockholders’ equity
Common stock	26,542	9,417
Additional paid-in capital	22,785,038	11,634,984
Accumulated deficit	(6,819,184)	(6,388,350)
Accumulated other comprehensive income	—	—

	15,992,396	5,256,051

	$15,992,396	$5,420,101

Statements of Operations

Years Ended December 31,	2006	2005
Revenue	$30	$—
Expenses	—	—

Income (loss) before undistributed net loss of subsidiary	30	—

Equity in undistributed net loss of subsidiary	(430,864)	(307,786)

Net loss	$(430,834)	$(307,786)

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

16.	Capital Standards

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

AmericasBank Corp. (in thousands)	Actual		Minimum capital adequacy		To be well capitalized

December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$16,740	21.63%	$6,190	8.00%	$7,738	10.00%
Tier 1 capital (to risk-weighted assets)	15,772	20.38%	3,095	4.00%	4,643	6.00%
Tier 1 capital (to average assets)	15,772	15.21%	4,149	4.00%	5,186	5.00%

December 31, 2005
Total capital (to risk-weighted assets)	$5,332	11.32%	$3,768	8.00%	$4,710	10.00%
Tier 1 capital (to risk-weighted assets)	4,965	10.54%	1,884	4.00%	2,826	6.00%
Tier 1 capital (to average assets)	4,965	6.95%	2,856	4.00%	3,570	5.00%

AmericasBank (in thousands) December 31, 2006
Total capital (to risk-weighted assets)	$16,063	20.76%	$6,190	8.00%	$7,738	10.00%
Tier 1 capital (to risk-weighted assets)	15,095	19.51%	3,095	4.00%	4,643	6.00%
Tier 1 capital (to average assets)	15,095	14.55%	4,149	4.00%	5,186	5.00%

December 31, 2005
Total capital (to risk-weighted assets)	$5,202	11.04%	$3,768	8.00%	$4,710	10.00%
Tier 1 capital (to risk-weighted assets)	4,835	10.26%	1,884	4.00%	2,826	6.00%
Tier 1 capital (to average assets)	4,835	6.77%	2,856	4.00%	3,570	5.00%

Tier 1 capital consists of common stock, additional paid-in capital, and accumulated deficit less goodwill and intangible assets. Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance-sheet items.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

16.	Capital Standards (Continued)

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

As of December 31, 2006, the Company and the Bank met the regulatory requirements to be considered well capitalized. Management knows of no conditions that would change this classification.

17.	Fair Value of Financial Instruments

Fair value estimates, methods, and assumptions are summarized below for the Company’s financial instruments as of December 31, 2006 and 2005.

The carrying value and estimated fair value of financial instruments are summarized as follows:

	2006		2005
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Cash and cash equivalents	$18,547,693	$18,547,693	$20,398,751	$20,398,751
Investment securities	30,000	30,000	30,000	30,000
Loans held for sale	2,267,250	2,267,250	1,223,616	1,223,616
Loans	84,586,933	84,504,123	48,989,605	48,500,226
Liabilities
Deposits	$91,584,537	$91,416,553	$67,175,482	$67,135,804

Cash and cash equivalents

The carrying amount for cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Investment securities

At December 31, 2006 and 2005, investment securities consisted of ACBB stock. Ownership is restricted to banks, and there is no active market for the stock. There is no readily determinable fair value for these securities; they are carried at cost.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

17.	Fair Value of Financial Instruments (Continued)

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

18.	Selected Quarterly Financial Data

A summary of selected quarterly financial data is as follows for the years ended December 31:

	First quarter	Second quarter	Third quarter	Fourth quarter
	(Unaudited)
2006:
Interest revenue	$1,201,801	$1,411,071	$1,738,658	$2,062,426
Net interest income	610,008	805,400	924,874	1,055,876
Provision for loan and lease losses	55,000	34,000	470,000	97,500
Income (loss) before income taxes	(213,675)	8,952	(359,795)	133,684
Net income (loss)	(213,675)	8,952	(359,795)	133,684
Income (loss) per common share:
Basic and diluted	$(0.16)	$—	$(0.14)	$0.05

2005:
Interest revenue	$644,866	$745,668	$937,003	$1,117,988
Net interest income	360,707	364,905	482,846	551,914
Provision for loan and lease losses	—	20,000	15,000	17,000
Income (loss) before income taxes	(152,507)	(151,470)	(11,101)	7,292
Net income (loss)	(152,507)	(151,470)	(11,101)	7,292
Income (loss) per common share:
Basic and diluted	$(0.16)	$(0.16)	$(0.01)	$—

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1(I)	Underwriting Agreement between AmericasBank Corp. and McKinnon & Company, Inc. dated March 6, 2006.

3.1(A)	Articles of Incorporation of AmericasBank Corp.

3.2(B)	Articles of Amendment of AmericasBank Corp. dated August 25, 2005.

3.3(B)	Articles of Amendment of AmericasBank Corp. dated August 22, 2005.

3.4(C)	Articles of Amendment of AmericasBank Corp. dated August 4, 2005.

3.5*	Articles of Amendment of AmericasBank Corp. dated February 6, 2004.

3.6*	Articles of Amendment of AmericasBank Corp. dated January 14, 2004.

3.7(G)	Article of Amendment dated June 10, 2004.

3.8(G)	Articles Supplementary adding Series A Preferred Stock dated March 28, 2003.

3.9(G)	Articles Supplementary removing Series A Preferred Stock dated September 29, 2004.

3.9(D)	Second Amended and Restated Bylaws of AmericasBank Corp.

4.1(A)	Form of Common Stock Certificates of AmericasBank Corp.

4.2(A)	Form of Purchase Warrant, Series A.

4.3(A)	Form of Purchase Warrant, Series B.

4.4(A)	Form of Purchase Warrant, Series C.

4.5(A)	Form of Purchase Warrant, Series E.

10.1(A)	Amended Employment Agreement between Mark H. Anders and AmericasBank Corp. dated July 18, 2003.

10.2(A)	Amended Employment Agreement between Arthur G. Rever and AmericasBank Corp. dated August 4, 2003.

10.3(A)	Amended Employment Agreement between John D. Muncks and AmericasBank Corp. dated July 28, 2003.

10.4(A)	AmericasBank Corp. 1998 Stock Option Plan.

10.5(E)	AmericasBank Corp. 2004 Stock Incentive Plan.

10.6(D)	Form of Incentive Stock Option Agreement for Employees other than Mark H. Anders, A. Gary Rever and John D. Muncks for the AmericasBank Corp. 2004 Stock Option Plan.

10.7(E)	Incentive Stock Option Grant Agreement dated March 11, 2004 between Mark Anders and AmericasBank Corp.

10.8(E)	Incentive Stock Option Grant Agreement dated March 11, 2004 between Gary Rever and AmericasBank Corp.

10.9(E)	Incentive Stock Option Grant Agreement dated March 11, 2004 between John Muncks and AmericasBank Corp.

10.10(F)	First Lease Option Confirmation Agreement dated September 28, 2005.

10.11(A)	Lease Agreement between Highlandtown Village Shopping Center and AmericasBank Corp.

10.12(F)	Increase in Salaries of Executive Officers.

10.13(K)	AmericasBank Corp. and AmericasBank Director Compensation Policy.

14(J)	Code of Ethics for Senior Financial Officers. 21(H) Subsidiaries of the Registrant.

23.1	Consent of Rowles & Company, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed by AmericasBank Corp. as part of AmericasBank Corp.’s Registration Statement on Form SB-1, as amended, under the Securities Exchange Act of 1934, (File Number 333-28881).
(A)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Registration Statement Form SB-2 under the Securities Act of 1933, as amended (Registration Number 333-110947).
(B)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Current Report on Form 8-K filed August 26, 2005, under the Securities Act of 1933, as amended (Registration Number 000-22925).
(C)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Current Report on Form 8-K filed August 16, 2005, under the Securities Act of 1933, as amended (Registration Number 000-22925).
(D)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-119373).
(E)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp. Quarterly Report on Form 10-QSB filed on May 14, 2004.
(F)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Quarterly Report on Form 10-QSB filed on November 14, 2005.
(G)	Previously filed by AmericasBank Corp. as part of, and incorporated by reference from, AmericasBank Corp.’s Annual Report of Form 10KSB filed on March 31, 2005.

(H)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Registration Statement Form SB-2 under the Securities Act of 1933, as amended (Registration Number 333-130542).
(I)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Current Report on Form 8-K filed March 6, 2006, under the Securities Act of 1933, as amended (Registration Number 000-22925).
(J)	Previously filed by AmericasBank Corp. as part of, and incorporated by reference from, AmericasBank Corp.’s Annual Report of Form 10KSB filed on March 30, 2004.
(K)	Previously filed by AmericasBank Corp. as part of, and incorporated by reference from, AmericasBank Corp.’s Current Report on Form 8-K filed December 23, 2005, under the Securities Act of 1933, as amended (Registration Number 000-22925).

Note: Exhibits 10.1 through 10.9, 10.12 and 10.13 relate to management contracts or compensatory plans or arrangements.