Form 10QSB
period 2007-03-31
AMERICASBANK CORP
filed 2007-05-10
CIK 1040491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-22925

AmericasBank Corp.

(Exact name of small business issuer as specified in its charter)

Maryland	52-2090433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 York Road, Towson, Maryland 21204

Address of principal executive offices

(410) 823-0500

Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At May 4, 2007, the issuer had 2,654,202 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):     YES  ☐    NO  ☒

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AmericasBank Corp. and Subsidiary

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets

Cash and due from banks	$2,388,086	$3,960,807
Federal funds sold and Federal Home Loan Bank deposit	10,718,009	14,586,886

Cash and cash equivalents	13,106,095	18,547,693
Securities available for sale	30,000	30,000
Federal Home Loan Bank and Federal Reserve Bank stock at cost	658,450	609,250
Loans held for sale	1,631,240	2,267,250
Loans and leases, less allowance of $1,183,821 and $1,025,821	96,116,533	84,586,933
Premises and equipment	1,200,387	1,129,354
Accrued interest receivable	640,986	564,057
Goodwill	202,235	202,235
Intangible assets	16,441	17,850
Other assets	236,113	203,476

	$113,838,480	$108,158,098

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$10,623,135	$9,074,405
Interest-bearing	86,507,262	82,510,132

Total deposits	97,130,397	91,584,537
Other liabilities	553,731	581,165

	97,684,128	92,165,702

Stockholders’ equity
Common stock, par value $.01 per share; 30,000,000 shares authorized, issued and outstanding 2,654,202 and 2,654,202, shares	26,542	26,542
Preferred stock, par value $.01 per share; 5,000,000 shares authorized, issued and outstanding 0 shares	—	—
Additional paid-in capital	22,827,633	22,785,038
Accumulated deficit	(6,699,823)	(6,819,184)

	16,154,352	15,992,396

	$113,838,480	$108,158,098

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Interest revenue
Loans and leases, including fees	$1,975,628	$988,073
Federal funds sold and Federal Home Loan Bank deposit	157,132	188,875
Loans held for sale	25,066	20,973
Other	9,731	3,880

Total interest revenue	2,167,557	1,201,801

Interest expense
Deposits	1,044,071	591,793

Net interest income	1,123,486	610,008

Provision for loan and lease losses	158,000	55,000

Net interest income after provision for loan and lease losses	965,486	555,008

Noninterest revenue
Service charges on deposit accounts and other fees	25,018	21,501
Mortgage banking gains and fees	66,870	60,199

Total noninterest revenue	91,888	81,700

Noninterest expenses
Salaries	421,501	397,855
Employee benefits	141,276	113,101
Occupancy	67,970	56,572
Furniture and equipment	37,230	28,685
Other	270,036	254,170

Total noninterest expenses	938,013	850,383

Income (loss) before income taxes	119,361	(213,675)

Income taxes	—	—

Net income (loss)	$119,361	$(213,675)

Income (loss) per common share - basic and diluted	$0.04	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Comprehensive
	Shares	Par value	capital	deficit	income
Balance, December 31, 2005	941,702	$9,417	$11,634,984	$(6,388,350)

Net loss	—	—	—	(213,675)	$(213,675)

Comprehensive income					$(213,675)

Stock-based compensation expense	—	—	44,833	—

Common stock issued, net	1,725,000	17,250	11,030,189	—

Balance, March 31, 2006	2,666,702	$26,667	$22,710,006	$(6,602,025)

Balance, December 31, 2006	2,654,202	26,542	22,785,038	(6,819,184)

Net income	—	—	—	119,361	$119,361

Comprehensive income					$119,361

Stock-based compensation expense	—	—	42,595	—

Balance, March 31, 2007	2,654,202	$26,542	$22,827,633	$(6,699,823)

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities
Interest received	$2,159,058	$1,161,497
Fees and commissions received	25,018	21,501
Interest paid	(1,115,381)	(594,771)
Proceeds from sales of loans held for sale	8,868,820	6,882,000
Originations of loans held for sale	(8,165,940)	(7,376,366)
Cash paid to suppliers and employees	(829,280)	(552,526)

	942,295	(458,665)

Cash flows from investing activities
Purchase of Federal Home Loan Bank and Federal Reserve stock	(49,200)	(65,200)
Loans and leases made, net of principal collected	(11,756,030)	(5,904,098)
Purchase of premises, equipment and software	(124,523)	237

	(11,929,753)	(5,969,061)

Cash flows from financing activities
Net increase (decrease) in time deposits	1,576,655	(4,319,869)
Net increase (decrease) in other deposits	3,969,205	(403,495)
Proceeds from issuance of common stock, net	—	11,011,478

	5,545,860	6,288,114

Net decrease in cash and cash equivalents	(5,441,598)	(139,612)

Cash and cash equivalents at beginning of year	18,547,693	20,398,751

Cash and cash equivalents at end of period	$13,106,095	$20,259,139

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited) (Continued)

	Three Months Ended
	March 31, 2007	March 31, 2006
Reconciliation of net income (loss) to net cash provided by operating activities
Net income (loss)	$119,361	$(213,675)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	48,393	43,745
Provision for loan and lease losses	158,000	55,000
Stock-based compensation	42,595	44,833
Amortization of loan premium and other intangible assets	470	1,815
Increase (decrease) in
Deferred loan fees and costs, net	68,430	(24,470)
Accrued interest payable	(71,310)	(2,978)
Other liabilities	43,876	69,899
Decrease (increase) in
Loans held for sale	636,010	(554,565)
Accrued interest receivable	(76,929)	(15,834)
Other assets	(26,601)	137,565

	$942,295	$(458,665)

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

The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals and adjustments) necessary for a fair presentation of the results of the interim period have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in AmericasBank Corp.’s 2006 Annual Report on Form 10-KSB. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2006 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2007.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform to the current presentation.

2. STOCK-BASED COMPENSATION

The Company recognizes expense for stock-based compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended. Salaries and other expense (director’s fees) included stock-based compensation of $42,595 for the three months ended March 31, 2007, and $44,833 for the three months ended March 31, 2006.

The following table presents the impact of SFAS No. 123:

	Three Months Ended March 31,
	2006	2005
Net income (loss) without adoption of SFAS No. 123	$161,956	$(168,842)
Additional expense as a result of adoption of SFAS No. 123	(42,595)	(44,833)

Net income (loss) with adoption of SFAS No. 123	$119,361	$(213,675)

Net income (loss) per share - basic and diluted
Without adoption of SFAS No. 123	$0.06	$(0.12)
With adoption of SFAS No. 123	$0.04	$(0.16)

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

4. INCOME/LOSS PER SHARE

Income/loss per common share is determined by dividing net income/loss by the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents were not considered in the computation of diluted income/loss per share because the result would have been anti-dilutive. The weighted average common shares outstanding were 2,654,202 for the three months ended March 31, 2007, and 1,363,369 for the three months ended March 31, 2006.

5. SALE OF COMMON STOCK

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

Strategy

Our long-term strategy is to become a high-performing community bank that provides above-average investment returns to its stockholders while maintaining a low to moderate risk profile. The essence of our strategy is consistent with the traditional community bank model, under which we focus on promoting business entrepreneurship and home ownership by delivering value-added products and services to selected customers in the communities that we serve. Specifically, we will seek to obtain low cost, core deposits from small businesses in our market areas and then invest those funds primarily into in-market residential and commercial real estate loans and commercial loans, as we identify opportunities via our network of mortgage originators. Obtaining low cost, core deposits in lieu of depending upon high rate certificates of deposit will reduce our overall cost of funds, and ultimately improve our net interest margin.

To succeed in our community banking strategy, we must effectively differentiate ourselves from our competitors, including the larger financial service companies operating in our market area. We believe we can do this by selling the concept that we have established and published in our marketing material. We want to be known as: Creative, Responsive and Flexible. We have observed that by consistently providing customer service beyond what is expected, we attract the specific customers we seek and they, in turn, become our best advocates and referral sources. Since 2004, we have realigned and expanded bank and loan operations with experienced staff and also invested in new banking products.

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

We anticipate that over the short term, net income will be reduced as we incur capital expenditures and non-interest expense, including marketing expense, in opening and operating new banking centers — until the new banking centers become profitable. Further, because we will likely enter new markets by first building a mortgage lending presence, we anticipate that in each new market we will solicit higher cost deposits to fund loan growth. We also anticipate that our dependence on high cost deposits will diminish as we increase core deposit growth in the new market.

Summary of Recent Performance

We reported net income of $119,361 or $0.04 per basic and diluted common share for the three months ended March 31, 2007, an increase of $333,036 compared to our net loss of $213,675 or $(0.16) per basic and diluted common share for the three months ended March 31, 2006.

During the three months ended March 31, 2007, we reported 77.4% growth in average loans and an 80.4% growth in total interest revenue compared to the three months ended March 31, 2006. This resulted in a $513,478 or 84.2% growth in net interest income between the comparative quarters, and an increase in our net interest margin to 4.31% for the three months ended March 31, 2007, from 3.51% for the three months ended March 31, 2006.

The provision for loan and lease losses was $158,000 for the three months ended March 31, 2007, compared to $55,000 for the three months ended March 31, 2006. The increase in the provision was attributable our risk assessment of the loan portfolio at March 31, 2007, and to the $11,529,600 in loan growth in the first quarter of 2007, compared to loan growth of $5,873,568 in the first quarter of 2006.

Mortgage loans originated for sale in the secondary market approximated our levels from a year ago. Mortgage banking gains and fees increased $6,671 or 11.1%, to $66,870 for the three months ended March 31, 2007, from $60,199 for the three months ended March 31, 2006. We operate under a business model whereby our mortgage loan officers are expected to originate loans for sale in the secondary market and refer loan business to the Bank for our loan portfolio. This sales group has maintained a steady referral of loan business to the Bank and their efforts have contributed to the growth in loans. These loans, while principally secured by real estate, tend to be for commercial and investment purposes such as builder construction, owner occupied businesses, and investors who are rehabbing either one or several 1 to 4 family residential properties. It has been and will continue to be our strategy to leverage our mortgage loan originators as a source for building our portfolio loans. We believe that our strategy of building a loan portfolio based on real estate based products will allow us to continue to maintain good asset quality and is consistent with our risk management policies.

Noninterest expenses increased $87,630 or 10.3%, to $938,013 for the three months ended March 31, 2007, from $850,383 for the three months ended March 31, 2006. We experienced an increase in all major expense categories in the first quarter of 2007 compared to 2006, which is mostly attributable to the costs associated with our growth and expansion activities. We expect more significant increases for the remainder of 2007 as we accelerate our expansion activities with the opening of the Annapolis Banking Center and the addition of three banking professionals to our Towson Banking Center.

Total assets increased by $5,680,382 or 5.3%, to $113,838,480 at March 31, 2007, from $108,158,098 at December 31, 2006. Average interest earning assets for the three months ended March 31, 2007 were $105,825,950, an increase of $35,319,259, or 50.1% from the $70,506,691 in average interest earning assets for the first three months of 2006.

Total deposits at March 31, 2007 were $97,130,397, an increase of 6.1% from $91,584,537 at December 31, 2006. The increase in deposits is primarily the result of growth in premium rate certificates of deposit obtained through an Internet-based service and retail broker channels. Noninterest bearing deposits were $10,623,135 at March 31, 2007, compared to $9,074,405 at December 31, 2006, reflecting an increase in deposits from title companies.

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

Net interest income for the three months ended March 31, 2007, increased 84.2% to $1,123,486 from $610,008 for the three months ended March 31, 2006.

Total interest revenue increased for the three months ended March 31, 2007, to $2,167,557, from $1,201,801 for the three months ended March 31, 2006. The increase is primarily attributable to an increase in interest revenue from loans and leases. Interest revenue from loans and leases increased by $987,555 or 99.9% for the three months ended March 31, 2007. This increase was partially offset by a $31,743 or 16.8% decrease in interest revenue from federal funds sold and Federal Home Loan Bank deposits for the three months ended March 31, 2007, as we deployed excess liquidity into loans.

Increases in average balances of our earning assets and market interest rates were the primary factors contributing to the significant increases in interest revenue between the comparable periods. Average loans increased by $39,882,345 or 77.4% for the three months ended March 31, 2007, to $91,426,041 from $51,543,696 for the three months ended March 31, 2006. The yield on loans increased to 8.76% for the three months ended March 31, 2007, from 7.77% for the three months ended March 31, 2006.

Average federal funds sold and Federal Home Loan Bank deposit decreased by $5,296,645, or 30.6% for the three months ended March 31, 2007, to $12,030,265 from $17,326,910 for the three months ended March 31, 2006. The yield on these funds increased to 5.30% for the three months ended March 31, 2007, from 4.42% for the three months ended March 31, 2006.

The increase in yields on earning assets was also influenced by the increase in market interest rates in response to actions by the Federal Reserve to increase the target for the federal funds rate to 5.25% as of March 31, 2007, from the target rate of 4.75% as of March 31, 2006.

Interest expense increased by $452,278 or 76.4% for the three months ended March 31, 2007, to $1,044,071 from $591,793 for the three months ended March 31, 2006. The increase in interest expense was due to the growth in average balances of our money market accounts and premium rate certificates of deposit, and an increase in the rates paid on deposits as a result of the rise in market interest rates.

Average interest bearing deposits increased by $25,654,019 or 43.7% for the three months ended March 31, 2007, to $84,393,771 from $58,739,752 for the three months ended March 31, 2006. The rate on interest-bearing deposits increased to 5.02% for the three months ended March 31, 2007, from 4.09% for the three months ended March 31, 2006. The majority of the increase in average interest-bearing deposits was attributable to our growth in certificates of deposit and money market accounts resulting from our marketing efforts and the use of an Internet-based service and retail broker channels to offer certificates of deposit.

Average noninterest-bearing deposits increased by $926,688 or 15.1% for the three months ended March 31, 2007, to $7,078,721 from $6,152,033 for the three months ended March 31, 2006. Noninterest-bearing deposits are mainly comprised of deposits from title companies and the balances held in these accounts are subject to the variability of the real estate market.

The net margin on earning assets increased to 4.31% for the three months ended March 31, 2007, from 3.51% for the three months ended March 31, 2006. The increase in average interest earning assets, our new capital, and the increases in market interest rates contributed to the increase in the net margin on earning assets.

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

Average Balances, Interest, and Yields/Rates

	Three Months Ended March 31,
	2007			2006
	Average balance	Interest	Yield/ Rate	Average balance	Interest	Yield/ Rate
Assets:
Federal Funds Sold and FHLB deposit	$12,030,265	$157,132	5.30%	$17,326,910	$188,875	4.42%
FHLB and FRB stock	610,343	9,485	6.30%	238,500	3,578	6.08%

Investment Securities
Equity security	30,000	246	3.33%	30,000	302	4.08%

Total investment securities	30,000	246	3.33%	30,000	302	4.08%

Loans held for sale	1,729,301	25,066	5.88%	1,367,585	20,973	6.22%

Loans:
Residential real estate	30,839,764	656,936	8.64%	25,380,863	480,789	7.68%
Construction and land development	31,972,957	715,068	9.07%	7,958,895	151,960	7.74%
Commercial, including real estate	16,591,747	351,414	8.59%	9,019,590	175,988	7.91%
Commercial finance leases	760,300	13,839	7.38%	1,883,495	32,310	6.96%
Home equity	11,018,967	233,846	8.61%	6,918,417	140,509	8.24%
Installment	242,306	4,525	7.57%	382,436	6,517	6.91%

Total loans	91,426,041	1,975,628	8.76%	51,543,696	988,073	7.77%

Total interest earning assets	105,825,950	2,167,557	8.31%	70,506,691	1,201,801	6.91%

Allowance for loan and lease losses	(1,102,843)			(367,500)
Noninterest-bearing cash	1,677,968			1,273,595
Premises and equipment	1,143,184			996,986
Other assets	857,322			564,766

Total assets	108,401,581			72,974,538

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	4,687,177	37,885	3.28%	4,802,299	34,784	2.94%
NOW money market and escrow	17,152,766	221,929	5.25%	13,472,178	145,600	4.38%
Certificates of deposit	62,553,828	784,257	5.08%	40,465,275	411,409	4.12%

Total interest-bearing deposits	84,393,771	1,044,071	5.02%	58,739,752	591,793	4.09%
Noninterest-bearing deposits	7,078,721	—		6,152,033	—

	91,472,492	1,044,071	4.63%	64,891,785	591,793	3.70%

Other liabilities	563,778			322,855
Stockholders’ equity	16,365,311			7,759,898

Total Liabilities and Stockholders’ Equity	$108,401,581			$72,974,538

Net interest spread			3.68%			3.21%
Net interest income		$1,123,486			$610,008

Net margin on earning assets			4.31%			3.51%

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

The provision for loan and lease losses was $158,000 for the three months ended March 31, 2007, compared to $55,000 for the three months ended March 31, 2006. The provision for each period reflects our risk assessment of the portfolio and the growth in loan and leases balances outstanding. During the first three months of 2007, we had no chargeoffs or recoveries compared to $2,403 in chargeoffs and no recoveries for the first three months of 2006.

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

The allowance for loan and lease losses was $1,183,821 or 1.21% of loans at March 31, 2007, compared to $1,025,821 or 1.20% of loans at December 31, 2006. The slight increase in the allowance for loan and lease losses as a percent of loans and leases was the result of our risk assessment of the loan and lease portfolios, management’s judgment as to appropriate reserve percentages for various categories of loans, and the growth in loans outstanding. AmericasBank has no exposure to foreign countries or foreign borrowers. Management believes that the current allowance for loan and lease losses is adequate.

The changes in the allowance for loan and lease losses are presented in the following table:

	Three Months Ended March 31,		Year Ended December 31,
	2007	2006	2006
Balance, beginning of year	$1,025,821	$366,910	$366,910
Provision charged to operations	158,000	55,000	656,500
Recoveries	—	—	9,641

	1,183,821	421,910	1,033,051
Loans charged off	—	2,403	7,230

Balance, end of year	$1,183,821	$419,507	$1,025,821

Allowance for loan and lease losses to total loans	1.21%	0.76%	1.20%

Loans past due 90 days or more and still accruing interest	$292,536	$—	$—

Noninterest Revenue

Noninterest revenue consisted primarily of mortgage banking gains and fees from the sale of mortgage loans, and service charges on deposit accounts, which includes debit card fees and ATM fees. Noninterest revenues increased $10,188 for the three months ended March 31, 2007, to $91,888, from $81,700 for the three months ended March 31, 2006. The increase for the three month period was from an increase in mortgage banking gains and fees. These gains and fees increased $6,671 or 11.1%, to $66,870 for the three months ended March 31, 2007, from $60,199 for the three and ended March 31, 2006.

Service charges on deposit accounts and other fees increased to $25,018 for the three months ended March 31, 2007, from $21,501 for the three months ended March 31, 2006. The increase was primarily from fees on business accounts and ATM service charges.

Noninterest Expenses

Noninterest expenses increased $87,630 or 10.3% for the three months ended March 31, 2007, to $938,013 from $850,383 for the three months ended March 31, 2006.

Salaries increased 5.9% for the three months ended March 31, 2007, to $421,501 from $397,855 for the three and ended March 31, 2006. The increase in salaries is mostly attributed to annual merit increases and an increase in the number of employees at the end of the periods. We had thirty-nine full-time equivalent employees at March 31, 2007, compared to thirty-two full-time equivalent employees at March 31, 2006. Also, the increase in salaries in the first quarter of 2007 was partially offset by an increase in the amount of salary expense deferred as a direct cost of loan origination. We deferred $40,940 more in salary costs in the first quarter of 2007, compared to the first quarter of 2006 due to our increased loan origination activity.

Employee benefits increased 24.9% for the three months ended March 31, 2007, to $141,276 from $113,101 for the three months ended March 31, 2006. The increase in employee benefits was related to increases in the company match for our 401k benefit plan due to increased participation, and an increase in service payments to Administaff, due to the increase in number of employees. For competitive reasons, we expanded our employee benefit package and human resource function in 2006 by engaging the services of Administaff, a professional employer organization.

Occupancy expense increased $11,398 for the three months ended March 31, 2007, to $67,970, from $56,572 for the three months ended March 31, 2006. The increase in the three month period is primarily from additional rent for the expansion of our mortgage business in Frederick, and the relocation of our Towson mortgage operation group from our headquarters building to leased space. Furniture and equipment increased $8,545 for the three months ended March 31, 2007 to $37,230 from $28,685 for the three months ended March 31, 2006. The increase was mostly in depreciation expense arising from an increase in furniture and equipment purchased to support our expansion and business unit relocation activities.

Other expenses increased $15,866 or 6.2% for the three months ended March 31, 2007, to $270,036 from $254,170 for the three months ended March 31, 2006. The increase in other expenses is related to increases in marketing expense, legal fees, costs associated with being a listed public company. Also, in the three months ended March 31, 2007, other expense also included stock-based compensation expense for the granting of 5,500 stock options under the director compensation program. These options were fully vested at the time of the grant which resulted in an $11,330 expense in the quarter. There were no stock option grants to directors in the first quarter of 2006.

Analysis of Financial Condition

Investment Securities

AmericasBank’s investment portfolio has consisted primarily of U.S. government agency securities, mortgage-backed securities and certain equity securities. The portfolio provides a source of liquidity and a means of diversifying AmericasBank’s earning assets. While we generally intend to hold the investment portfolio assets until maturity, we classify the entire portfolio as available for sale. We account for securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity. AmericasBank invests in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.

The investment portfolio at March 31, 2007 and December 31, 2006 consisted of a $30,000 equity security. The security is classified as available for sale.

Loan Portfolio

Loans and leases, net of allowance, unearned fees and origination costs increased $11,529,600 or 13.6% to $96,116,533 at March 31, 2007, from $84,586,933 at December 31, 2006. Compared to a year earlier, loans and leases, net of allowance, unearned fees and origination costs have increased by $41,253,360 or 75.2 % from $54,863,173 at March 31, 2006.

Residential real estate loans decreased by $7,351,189 (20.2%), construction and land development loans increased by $18,489,861 (84.9%), commercial loans including commercial real estate loans decreased by $97,235 (0.6%), commercial finance leases decreased by $187,789 (16.9%), home equity loans increased by $894,658 (8.6%), and installment loans increased by $7,724 (3.1%) from their respective balances at December 31, 2006. Going forward, we expect to continue to see wide changes in the percentage of loans in our various loan categories as we experience scheduled payoffs and as we grow our loan portfolio. Also, in the first quarter of 2007 we reevaluated and expanded our internal classification of loans. This improvement did result in some loan shifting between previously reported loan categories. This shift occurred primarily between residential real estate loans and construction and land development accounting for a portion of the unusually large variance between March 31, 2007, and December 31, 2006. We believe this change was necessary to allow for more precise reporting of loans in future periods as we expand and grow our loan portfolio. An estimate of the impact of this action is described in note 2 to the loan portfolio table below.

Loans secured by real estate comprise the majority of the loan portfolio. AmericasBank’s loan customers are generally located in the greater Baltimore metropolitan area.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio
	March 31, 2007%		December 31, 2006%
Residential real estate (1), (2)	$29,055,535	29.79%	$36,406,724	42.45%
Construction and land development (1), (2)	40,270,637	41.29%	21,780,776	25.40%
Commercial, including real estate (1), (2)	15,733,947	16.13%	15,831,182	18.46%
Commercial finance leases	921,936	0.96%	1,109,725	1.29%
Home equity	11,283,104	11.57%	10,388,446	12.11%
Installment	257,319	0.26%	249,595	0.29%

	97,522,478	100.00%	85,766,448	100.00%

Deferred loan origination fees, net of cost	(222,124)		(153,694)
Allowance for loan and lease losses	(1,183,821)		(1,025,821)

	$96,116,533		$84,586,933

(1)	Our loan portfolio includes owner occupied residential mortgages and one-to-four family and multi-family mortgages to investors. At March 31, 2007, $12,056,922 of residential real estate loans, $23,178,079 of construction and land development loans, and $3,571,744 of commercial loans, including real estate loans, were to investors. At December 31, 2006, $23,475,679 of residential real estate loans and $6,244,244 of commercial loans, including real estate loans, were to investors.
(2)	The variance in these loan categories between March 31, 2007 and December 31, 2006, was also effected by the re-evaluation and expansion our internal classifications that we implemented in the first quarter of 2007. As a result of this improvement, approximately $10 million in Residential real estate loans and $6 million in Commercial, including real estate loans, were reclassified into the Construction and land development loan category.

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

Information about nonaccrual loans is as follows:

	March 31,		December 31,
	2007	2006	2006
Nonaccrual loans	$624,127	$622,761	$624,127
Unrecorded interest on nonaccrual loans	121,896	64,875	107,569
Specific reserve for nonaccrual loans included in the allowance for loan and lease losses	198,106	29,388	198,106

Nonaccrual loans are comprised of two loans. The larger of these loans is related to one loan in which we hold an approximately 10% participation. Our portion of the loan balance was $589,127 at March 31, 2007 and December 31, 2006. This non-performing loan is a participation in a loan to a land developer for the purchase and development of raw land that was under contract for sale as developed lots to a national homebuilder. The project ran into delays during the permitting process related primarily to storm water management issues. As a result of the delays, the interest reserve was exhausted, causing the loan to go into default.

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

The Banks demanded payment and filed a foreclosure action on the property. A foreclosure auction was scheduled for November 9, 2006. The guarantors filed for Chapter 11 bankruptcy on November 8, thereby forestalling the sale. The borrower failed to present an acceptable plan within the 90 day period allowed and the Banks moved for a lift stay, which was granted on March 1, 2007. The foreclosure sale date has been scheduled for May 30, 2007. Although we believe that there will be interested bidders present at the auction, there can be no assurance that will be the case. Based on an “as is” appraisal dated November 10, 2006, we believe that the reserves we have set aside on this loan are adequate.

We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan and lease losses. We write off impaired loans when collection of the loan is doubtful. We generally classify nonaccrual loans and leases as impaired. As of March 31, 2007, and December 31, 2006, no credit had been identified as impaired other than the nonaccrual loans and leases described above.

We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan and lease losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, we generally require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of March 31, 2007, and December 31, 2006, we had no foreclosed real estate.

Deposits

We seek deposits within our market area by paying competitive interest rates and offering high quality customer service. In conjunction with our growth strategy, we offer premium rate certificates of deposit to support loan growth.

Total deposits increased by $5,545,860 or 6.1% to $97,130,397 from $91,584,537 at December 31, 2006. Interest-bearing deposits increased $3,997,130 or 4.8% to $86,507,262 at March 31, 2007, from $82,510,132 at December 31, 2006. Noninterest bearing deposits increased $1,548,730 or 17.1% to $10,623,135 at March 31, 2007, from $9,074,405 at December 31, 2006.

A majority of the increase in our interest bearing deposits at March 31, 2007, was due to growth of premium rate certificates of deposits that were issued with maturities of one year or less. While the interest rates for certificates of deposit offered through retail broker channels and the Internet-based services are higher than what we would typically pay within our market, we view these sources as efficient processes to raise deposits expeditiously and for specific terms. The increase in noninterest bearing deposits was primarily from an increase in activity in our accounts held by title companies which is consistent with the slowdown in the real estate market.

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. We monitor our federal funds sold position on a daily basis in that this is our primary source of liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional liquidity is also available from our loans held for sale, which amounted to $1,631,240 at March 31, 2007.

The Federal Home Loan Bank of Atlanta initiated a credit review of AmericasBank and in January 2007 we were informed that credit availability was re-established for AmericasBank at 10% of total assets. All advances and other credit products requested under the credit availability must be fully secured with eligible collateral. We also have a $1.0 million secured line of credit from a correspondent financial institution secured by eligible investment securities. There were no outstanding balances on these lines at March 31, 2007, or December 31, 2006.

Our immediate sources of liquidity are cash and due from banks and short term investments. As of March 31, 2007, we had $2,388,086 in cash and due from banks, and $10,718,009 in federal funds sold and Federal Home Loan Bank deposit. Management has made a decision to maintain liquidity instead of investing in investment securities in order to ensure that funds are readily available to fund the growth of the loan portfolio. In addition, deposits from title companies represent a deposit that is subject to more volatility, thereby increasing our need to have funds available. We believe that our risks of volatility associated with these deposits will lessen as we add more of this type of account to our customer base.

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

Capital

Our stockholders’ equity was $16,154,352 at March 31, 2007, an increase of $161,956 from the $15,992,396 reported at December 31, 2006.

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

The Bank, however, is subject to regulatory capital requirements. The following summarizes the Bank’s regulatory capital position at March 31, 2007.

AmericasBank ($ in thousands)	Actual		Minimum capital adequacy		To be well capitalized
March 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$16,476	16.61%	$7,934	8.00%	$9,918	10.00%
Tier 1 capital (to risk-weighted assets)	$15,259	15.39%	$3,667	4.00%	$5,951	6.00%
Tier 1 capital (to average assets)	$15,259	14.10%	$4,336	4.00%	$5,420	5.00%

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

The value of the options was estimated using the Black-Scholes option pricing model with the option life estimated at 5-9 years. There were no modifications made to outstanding share options prior to the adoption of the fair value method. The compensation expense not yet recognized as of March 31, 2007, was approximately $305,100.

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

Outstanding loan commitments and lines and letters of credit at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Unused lines of credit
Residential real estate	$10,959,157	$15,538,907
Commercial, including real estate	1,445,769	1,097,157
Home-equity lines	6,201,152	5,519,348

	$18,606,078	$22,155,412

Construction and land development loan commitments	$26,271,657	$17,800,417

Letters of Credit	$38,970	$48,970

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

In addition, there were no changes in AmericasBank Corp.’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended March 31, 2006, identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that have materially affected, or are reasonably likely to materially affect, AmericasBank Corp.’s internal control over financial reporting.

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

AmericasBank Corp.

Date: May 10, 2007	By:	/s/ Mark H. Anders
Mark H. Anders, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007	By:	/s/ A. Gary Rever
A. Gary Rever, Chief Financial Officer
(Principal Accounting and Financial Officer)