Form 10QSB
period 2007-06-30
AMERICASBANK CORP
filed 2007-08-13
CIK 1040491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At August 3, 2007, the issuer had 2,654,202 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):     YES  ☐    NO  ☒

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AmericasBank Corp. and Subsidiary

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006

	(Unaudited)
Assets
Cash and due from banks	$3,682,727	$3,960,807
Federal funds sold and Federal Home Loan Bank deposit	25,603,683	14,586,886

Cash and cash equivalents	29,286,410	18,547,693
Securities available for sale	30,000	30,000
Federal Home Loan Bank and Federal Reserve Bank stock at cost	658,450	609,250
Loans held for sale	3,204,408	2,267,250
Loans and leases, less allowance of $1,112,658 and $1,025,821	106,335,050	84,586,933
Foreclosed real estate	440,000	—
Premises and equipment	1,379,394	1,129,354
Accrued interest receivable	556,096	564,057
Goodwill	202,235	202,235
Intangible assets	15,032	17,850
Other assets	286,496	203,476

	$142,393,571	$108,158,098

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$8,136,980	$9,074,405
Interest-bearing	117,082,251	82,510,132

Total deposits	125,219,231	91,584,537
Other liabilities	861,775	581,165

	126,081,006	92,165,702

Stockholders’ equity
Common stock, par value $.01 per share; 30,000,000 shares authorized, issued and outstanding 2,654,202 and 2,654,202, shares	26,542	26,542
Preferred stock, par value $.01 per share; 5,000,000 shares authorized, issued and outstanding 0 shares	—	—
Additional paid-in capital	22,862,800	22,785,038
Accumulated deficit	(6,576,777)	(6,819,184)

	16,312,565	15,992,396

	$142,393,571	$108,158,098

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Interest revenue
Loans and leases, including fees	$2,255,184	$1,167,684	$4,230,812	$2,155,757
Federal funds sold and Federal Home Loan Bank deposit	169,977	199,354	327,109	388,229
Loans held for sale	46,946	39,052	72,012	60,025
Other	9,664	4,981	19,395	8,861

Total interest revenue	2,481,771	1,411,071	4,649,328	2,612,872

Interest expense
Deposits	1,235,241	605,671	2,279,312	1,197,464

Net interest income	1,246,530	805,400	2,370,016	1,415,408

Provision for loan and lease losses	59,415	34,000	217,415	89,000

Net interest income after provision for loan and lease losses	1,187,115	771,400	2,152,601	1,326,408

Noninterest revenue
Service charges on deposit accounts and other fees	27,540	25,297	52,558	46,798
Mortgage banking gains and fees	111,559	110,072	178,429	170,271

Total noninterest revenue	139,099	135,369	230,987	217,069

Noninterest expenses
Salaries	609,959	404,010	1,031,460	801,865
Employee benefits	139,020	128,823	280,296	241,924
Occupancy	83,569	40,262	151,539	96,834
Furniture and equipment	43,897	29,463	81,127	58,148
Other	326,723	295,259	596,759	549,429

Total noninterest expenses	1,203,168	897,817	2,141,181	1,748,200

Income (loss) before income taxes	123,046	8,952	242,407	(204,723)
Income taxes	—	—	—	—

Net income (loss)	$123,046	$8,952	$242,407	$(204,723)

Income (loss) per common share - basic and diluted	$0.05	$—	$0.09	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

			Additional paid-in capital
	Common stock			Accumulated deficit	Comprehensive income
	Shares	Par value
Balance, December 31, 2005	941,702	$9,417	$11,634,984	$(6,388,350)
Net loss	—	—	—	(204,723)	$(204,723)

Comprehensive income					$(204,723)

Stock-based compensation expense	—	—	71,879	—
Common stock surrendered	(12,500)	(125)	(64,625)
Common stock issued, net	1,725,000	17,250	11,030,189	—

Balance, June 30, 2006	2,654,202	$26,542	$22,672,427	$(6,593,073)

Balance, December 31, 2006	2,654,202	26,542	22,785,038	(6,819,184)
Net income	—	—	—	242,407	$242,407

Comprehensive income					$242,407

Stock-based compensation expense	—	—	77,762	—

Balance, June 30, 2007	2,654,202	$26,542	$22,862,800	$(6,576,777)

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities
Interest received	$4,699,172	$2,532,778
Fees and commissions received	52,558	46,798
Interest paid	(2,281,976)	(1,202,217)
Proceeds from sales of loans held for sale	26,759,440	18,513,051
Originations of loans held for sale	(27,518,169)	(18,657,580)
Cash paid to suppliers and employees	(1,751,599)	(1,471,835)

	(40,574)	(239,005)

Cash flows from investing activities
Purchase of Federal Home Loan Bank and Federal Reserve stock	(49,200)	(370,750)
Loans and leases made, net of principal collected	(22,447,415)	(14,209,337)
Purchase of premises, equipment and software	(358,788)	(10,894)

	(22,855,403)	(14,590,981)

Cash flows from financing activities
Net increase (decrease) in time deposits	30,674,891	(4,548,152)
Net increase in other deposits	2,959,803	2,905,099
Common stock surrendered	—	(64,750)
Proceeds from issuance of common stock, net	—	11,047,439

	33,634,694	9,339,636

Net increase (decrease) in cash and cash equivalents	10,738,717	(5,490,350)

Cash and cash equivalents at beginning of year	18,547,693	20,398,751

Cash and cash equivalents at end of period	$29,286,410	$14,908,401

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited) (Continued)

	Six Months Ended
	June 30, 2007	June 30, 2006

Reconciliation of net income (loss) to net cash provided by operating activities
Net income (loss)	$242,407	$(204,723)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	109,745	87,955
Provision for loan and lease losses	217,415	89,000
Stock-based compensation	77,762	71,879
Amortization of loan premium and other intangible assets	2,818	2,741
Increase (decrease) in
Deferred loan fees and costs, net	41,883	(36,089)
Accrued interest payable	(2,664)	(4,753)
Other liabilities	283,274	(91,412)
Decrease (increase) in
Loans held for sale	(937,158)	(314,800)
Accrued interest receivable	7,961	(44,005)
Other assets	(84,017)	205,202

	$(40,574)	$(239,005)

Noncash investing activity
Transfer of loans to foreclosed real estate	$440,000	$—

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

Income/loss per common share is determined by dividing net income/loss by the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents were not considered in the computation of diluted income/loss per share because the result would have been anti-dilutive. The weighted average common shares outstanding were 2,654,202 for the three and six months ended June 30, 2007, and 2,662,581 and 2,016,654 for the three and six months ended June 30, 2006, respectively.

4.	SALE OF COMMON STOCK

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

Strategy

Our long-term strategy is to become a family of high-performing community banking centers, each organized to look, act, and feel like an independent local bank with its own separate identity. Each of the community banking centers in this family will operate as a division of AmericasBank, and all of the centers will share centralized services including operating systems and processing, funds transfer, loan administration and credit policy oversight, compliance and risk management, and human resources administration. Each banking center will be staffed by a President and team of business development officers, including a residential and commercial mortgage lending group.

We believe that small, independently-operated community banking centers like ours can be highly successful by providing the personal service and common sense solutions not offered by big banks. Our high-access service model will be personified by our individual bank presidents, each of whom will be a respected and long-standing member of the community in which their bank operates. Customers will have direct access to the president of the banking centers and the other decision makers on the banking center’s team. A marketing campaign will inform the local community of the benefits of banking locally, stressing the advantages of dealing directly with our president and other top management staff — a team of capable, professional, and seasoned bankers who have the authority to bring the power of their institution to bear on the customer’s unique needs.

Our strategy is more business-oriented than retail-oriented, with the exception of our residential mortgage business. We will focus on promoting business entrepreneurship and home ownership by delivering value-added products and services to selected customers in the communities that we serve. Specifically, we will seek to obtain low-cost core deposits from small businesses in our market areas, and then invest those funds primarily into in-market residential and commercial real estate loans and commercial loans, as we identify opportunities via our network of mortgage originators and community bankers. Obtaining low-cost core deposits in lieu of depending on high rate certificates of deposit will reduce our overall cost of funds and ultimately improve our net interest margin.

To succeed with our strategy, we must effectively differentiate ourselves from our competitors, including the larger financial service companies operating in our markets. We believe we can do this by being more creative, flexible and responsive to the needs of our customers through our intimate familiarity with our market and the particular circumstances of our customers. We have observed that by consistently providing customer service beyond what is expected, we attract the specific customers we seek and they, in turn, become our best advocates and referral sources. Since 2004, we have realigned and expanded bank and loan operations with experienced staff and also invested in new banking products.

We are using the $11 million in capital that we raised in our 2006 offering to execute this expansion strategy, which allows us to effectively leverage our investment in bank and loan operations with only incremental additions to staff. We believe that independent banking centers are an efficient way to enter a market and drive the operation to profitability relatively quickly. In addition to the banking centers we have already organized in the Towson and Annapolis markets, we are seeking to identify and enter as many as three additional markets in Central Maryland by 2012. County seats of government are centers of influence and affluence and will be the prime targets for our new banking centers as we expand.

We anticipate that, over the short term, net income will be reduced as we incur capital expenditures and non-interest expense, including marketing expense, in opening and operating new banking centers — until the new banking centers become profitable. Further, because we will likely enter new markets by first building a mortgage lending presence, we anticipate that in each new market we will solicit higher cost deposits to fund loan growth. We also anticipate that our dependence on high-cost deposits will diminish as we increase core deposit growth in the new market.

Recent Actions toward achieving our strategy:

In the third quarter of 2007, our location in Towson, Maryland will become Towson Community Bank, and our new banking center in Annapolis, Maryland will open as Annapolis Community Bank.

In May 2007, we announced the hiring of Ellen R. Fish as President of Towson Community Bank, an operating division of AmericasBank. Most recently, Ms. Fish served as Senior Vice-President, Commercial Banking, at Provident Bank of Maryland, a post she held from 1997. She is a past Chairman of the Board and current Board Member of the Baltimore County Chamber of Commerce. Ms. Fish was named one of Maryland’s Top 100 Women by The Daily Record in 2005.

In May 2007, we also announced the hiring of Eric W. Edstrom as President of Annapolis Community Bank, an operating division of AmericasBank. Mr. Edstrom has over 35 years experience in banking and finance, primarily in Annapolis and on Maryland’s Eastern Shore. Most recently, Mr. Edstrom served as chief operating officer and chief financial officer for The Whitmore Group in Annapolis, since 2004. He is past president of the Annapolis Rotary Club.

Both Ms. Fish and Mr. Edstrom have worked previously with Mark H. Anders, President and Chief Executive Officer of AmericasBank and AmericasBank Corp.

In addition to filling the key leadership roles in the Towson and Annapolis markets, we have been assembling strong support teams for expansion and growth in these markets. Other new hires include a commercial mortgage loan officer and two business development officers for Towson, and a residential and commercial mortgage manager and banking center manager for Annapolis.

Summary of Recent Performance

We reported net income of $123,046 or $0.05 per basic and diluted common share for the three months ended June 30, 2007, an increase of $114,094 from our net income of $8,952 or breakeven per basic and diluted common share for the three months ended June 30, 2006. Our net income for the six months ended June 30, 2007 was $242,407 or $0.09 per basic and diluted common share, an increase of $447,130 from our net loss of $204,723 or $0.10 per basic and diluted common share for the six months ended June 30, 2006.

During the three months ended June 30, 2007, we reported 77.5% growth in average loans and 75.9% growth in total interest revenue compared to the three months ended June 30, 2006. This resulted in $441,130 or 54.8% growth in net interest income between the comparative quarters, and a constant net interest margin of 4.22% for the three months ended June 30, 2007, and June 30, 2006.

The provision for loan and lease losses was $59,415 for the three months ended June 30, 2007, compared to $34,000 for the three months ended June 30, 2006. The increase in the provision was attributable to our risk assessment of the loan portfolio at June 30, 2007, and to the $10,218,517 in loan growth in the second quarter of 2007, compared to loan growth of $8,282,858 in the second quarter of 2006.

Mortgage loans originated for sale in the secondary market approximated our levels from a year ago in both the three and six month periods ended June 30, 2007. Mortgage banking gains and fees were $111,559 and $178,429 for the three and six months ended June 30, 2007, compared to $110,072 and $170,271 for the three and six months ended June 30, 2006. We operate under a business model whereby our mortgage loan officers are expected to originate loans for sale in the secondary market and refer loan business to the Bank for our loan portfolio. This sales group has maintained a steady referral of loan business to the Bank and their efforts have contributed to the growth in loans. These loans, while principally secured by real estate, tend to be for commercial and investment purposes such as builder construction, owner occupied businesses, and investors who are rehabbing either one or several 1 to 4 family residential properties. It has been and will continue to be our strategy to leverage our mortgage loan originators as a source for building our portfolio loans. We believe that our strategy of building a loan portfolio based on real estate based products will allow us to continue to maintain good asset quality and is consistent with our risk management policies.

Noninterest expenses increased $305,351 or 34.0%, to $1,203,168 for the three months ended June 30, 2007, from $897,817 for the three months ended June 30, 2006. We experienced an increase in all major expense categories in the second quarter of 2007 compared to 2006, which is mostly attributable to the costs associated with our growth and expansion activities in the Towson and Annapolis markets. We expect more significant increases for the remainder of 2007 with the opening of the Annapolis Community Bank in September 2007, and the added expense to support branding and media campaigns for the newly named Towson Community Bank. Both community banks will operate as divisions of AmericasBank.

Total assets increased by $34,235,473 or 31.7%, to $142,393,571 at June 30, 2007, from $108,158,098 at December 31, 2006. Average interest earning assets for the three months ended June 30, 2007, were $118,386,346, an increase of $41,750,346, or 54.5% from the $76,635,999 in average interest earning assets for the second three months of 2006.

Total deposits at June 30, 2007, were $125,219,231, an increase of 36.7% from $91,584,537 at December 31, 2006. The increase in deposits is primarily the result of growth in money market accounts and premium rate certificates of deposit obtained through an Internet-based service and retail broker channels. Noninterest bearing deposits were $8,136,980 at June 30, 2007, compared to $9,074,405 at December 31, 2006, reflecting a decrease in deposits from title companies. Daily deposit balances from title companies can increase and decrease significantly throughout the month due to the nature of their business and the variability of the real estate market.

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

Net interest income for the three and six months ended June 30, 2007, increased 54.8% and 67.4%, respectively, to $1,246,530 from $805,400 for the three months ended June 31, 2006, and to $2,370,016 from $1,415,408 for the six months ended June 30, 2006.

Total interest revenue increased for the three months ended June 30, 2007, to $2,481,771, from $1,411,071 for the three months ended June 30, 2006, and to $4,649,328 for the six months ended June 30, 2007, from $2,612,872 for the six months ended June 30, 2006. The increase is primarily attributable to an increase in interest revenue from loans and leases. Interest revenue from loans and leases increased for the three and six months ended June 30, 2007, by $1,087,500 or 93.1% and $2,075,055 or 96.3%, respectively. This increase was partially offset by a decrease in interest revenue from federal funds sold and Federal Home Loan Bank deposits of $29,377 or 14.7% and $61,120 or 15.7% for the three and six months ended June 30, 2007, as we deployed excess liquidity into loans.

Increases in average balances of our earning assets and market interest rates were the primary factors contributing to the significant increases in interest revenue between the comparable periods. Average loans increased by $44,447,969 or 77.5% for the three months ended June 30, 2007, to $101,824,244 from $57,376,276 for the three months ended June 30, 2006. The yield on loans increased to 8.88% for the three months ended June 30, 2007, from 8.16% for the three months ended June 30, 2006. Average loans increased by $42,177,769 or 77.4% for the six months ended June 30, 2007, to $96,653,867 from $54,476,098 for the six months ended June 30, 2006. The yield on loans increased to 8.83% for the six months ended June 30, 2007, from 7.98% for the six months ended June 30, 2006.

Average federal funds sold and Federal Home Loan Bank deposit decreased by $3,365,431, or 20.7% for the three months ended June 30, 2007, to $12,858,485 from $16,223,916 for the three months ended June 30, 2006. The yield on these funds increased to 5.30% for the three months ended June 30, 2007, from 4.93% for the three months ended June 30, 2006. Average federal funds sold and Federal Home Loan Bank deposit decreased by $4,325,703, or 25.8% for the six months ended June 30, 2007, to $12,446,663 from $16,772,366 for the six months ended June 30, 2006. The yield on these funds increased to 5.30% for the six months ended June 30, 2007, from 4.67% for the six months ended June 30, 2006.

The increase in yields on earning assets was influenced by the increase in market interest rates in response to actions by the Federal Reserve. The federal funds target rate ranged from 4.25% to 5.25% during the first six months of 2006, compared to a constant target rate of 5.25% for the six months ended June 30, 2007.

Interest expense increased by $629,570 or 103.9% for the three months ended June 30, 2007, to $1,235,241 from $605,671 for the three months ended June 30, 2006, and by $1,081,848 or 90.3% for the six months ended June 30, 2007, to $2,279,312 from $1,197,464 for the six months ended June 30, 2006. The increase in interest expense was due to the growth in average balances of our money market accounts and premium rate certificates of deposit, and an increase in the rates paid on deposits as a result of the rise in market interest rates.

Average interest bearing deposits increased by $40,608,301 or 72.0% for the three months ended June 30, 2007, to $97,031,652 from $56,423,352 for the three months ended June 30, 2006. The rate on interest-bearing deposits increased to 5.11% for the three months ended June 30, 2007, from 4.31% for the three months ended June 30, 2006. Average interest bearing deposits increased by $33,172,470 or 57.6% for the six months ended June 30, 2007, to $90,747,623 from $57,575,153 for the six months ended June 30, 2006. The rate on interest-bearing deposits increased to 5.07% for the six months ended June 30, 2007, from 4.19% for the six months ended June 30, 2006. The majority of the increase in average interest-bearing deposits was attributable to our growth in certificates of deposit and money market accounts resulting from our marketing efforts and the use of an Internet-based service and retail broker channels to offer certificates of deposit.

Average noninterest-bearing deposits increased by $647,252 or 10.5% for the three months ended June 30, 2007, to $6,830,309 from $6,183,058 for the three months ended June 30, 2006. Average noninterest-bearing deposits increased by $786,198 or 12.7% for the six months ended June 30, 2007, to $6,953,829 from $6,167,631 for the six months ended June 30, 2006. Noninterest-bearing deposits are mainly comprised of deposits from title companies and the balances held in these accounts are subject to the variability of the real estate market.

The net margin on earning assets was constant at 4.22% for the three months ended June 30, 2007 and June 30, 2006. The net margin on earning assets increased to 4.26% for the six months ended June 30, 2007, from 3.88% for the six months ended June 30, 2006. The increase in average interest earning assets, our new capital, and the increases in market interest rates contributed to the increase in the net margin on earning assets.

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

Average Balances, Interest, and Yields/Rates

	Three Months Ended June 30,
	2007			2006
	Average		Yield/	Average		Yield/
	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal Funds Sold and FHLB deposit	$12,858,485	$169,977	5.30%	$16,223,916	$199,354	4.93%
FHLB and FRB stock	658,451	9,466	5.77%	390,818	4,783	4.91%

Investment Securities
Equity security	30,000	198	2.65%	30,000	198	2.65%

Total investment securities	30,000	198	2.65%	30,000	198	2.65%

Loans held for sale	3,015,165	46,946	6.25%	2,614,989	39,052	5.99%

Loans:
Residential real estate	28,438,763	612,624	8.64%	28,698,167	576,909	8.06%
Construction and land development	44,304,600	1,003,889	9.09%	8,688,562	181,711	8.39%
Commercial, including real estate	17,270,616	371,248	8.62%	10,178,871	211,695	8.34%
Commercial finance leases	728,504	13,310	7.33%	1,751,966	31,187	7.14%
Home equity	10,848,013	249,705	9.23%	7,729,315	160,223	8.31%
Installment	233,747	4,408	7.56%	329,395	5,959	7.26%

Total loans	101,824,244	2,255,184	8.88%	57,376,276	1,167,684	8.16%

Total interest earning assets	118,386,346	2,481,771	8.41%	76,635,999	1,411,071	7.39%

Allowance for loan and lease losses	(1,215,039)			(435,210)
Noninterest-bearing cash	1,923,818			1,773,891
Premises and equipment	1,280,654			971,551
Other assets	850,199			695,567

Total assets	121,225,978			79,641,798

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	4,571,862	35,981	3.16%	4,795,958	38,946	3.26%
NOW money market and escrow	18,847,451	250,692	5.34%	14,663,880	173,392	4.74%
Certificates of deposit	73,612,339	948,568	5.17%	36,963,514	393,333	4.27%

Total interest-bearing deposits	97,031,652	1,235,241	5.11%	56,423,352	605,671	4.31%
Noninterest-bearing deposits	6,830,309	—		6,183,058	—

	103,861,962	1,235,241	4.77%	62,606,409	605,671	3.88%

Other liabilities	618,108			188,096
Stockholders’ equity	16,745,908			16,847,293

Total Liabilities and Stockholders’ Equity	$121,225,978			$79,641,798

Net interest spread			3.64%			3.51%
Net interest income		$1,246,530			$805,400

Net margin on earning assets			4.22%			4.22%

Average Balances, Interest, and Yields/Rates

	Six Months Ended June 30,
	2007			2006
	Average		Yield/	Average		Yield/
	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal Funds Sold and FHLB deposit	$12,446,663	$327,109	5.30%	$16,772,366	$388,229	4.67%
FHLB and FRB stock	634,530	18,951	6.02%	315,080	8,361	5.35%

Investment Securities
Equity security	30,000	444	2.98%	30,000	500	3.36%

Total investment securities	30,000	444	2.98%	30,000	500	3.36%

Loans held for sale	2,375,785	72,012	6.11%	1,994,733	60,025	6.07%

Loans:
Residential real estate	29,632,631	1,269,560	8.64%	27,048,679	1,060,692	7.91%
Construction and land development	38,172,844	1,718,957	9.08%	8,325,744	334,617	8.10%
Commercial, including real estate	16,933,057	722,662	8.61%	9,602,433	388,778	8.16%
Commercial finance leases	744,314	27,149	7.36%	1,817,367	63,497	7.05%
Home equity	10,933,018	483,551	8.92%	7,326,106	295,697	8.14%
Installment	238,003	8,933	7.57%	355,769	12,476	7.07%

Total loans	96,653,867	4,230,812	8.83%	54,476,098	2,155,757	7.98%

Total interest earning assets	112,140,845	4,649,328	8.36%	73,588,277	2,612,872	7.16%

Allowance for loan and lease losses	(1,159,251)			(401,542)
Noninterest-bearing cash	1,801,572			1,525,125
Premises and equipment	1,212,299			984,198
Other assets	853,741			630,528

Total assets	114,849,206			76,326,586

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	4,629,201	73,866	3.22%	4,799,111	73,730	3.10%
NOW money market and escrow	18,004,790	472,621	5.29%	14,071,321	318,992	4.57%
Certificates of deposit	68,113,632	1,732,825	5.13%	38,704,721	804,742	4.19%

Total interest-bearing deposits	90,747,623	2,279,312	5.07%	57,575,153	1,197,464	4.19%
Noninterest-bearing deposits	6,953,829	—		6,167,631	—

	97,701,452	2,279,312	4.70%	63,742,784	1,197,464	3.79%

Other liabilities	591,093			255,103
Stockholders’ equity	16,556,661			12,328,699

Total Liabilities and Stockholders’ Equity	$114,849,206			$76,326,586

	—

Net interest spread			3.66%			3.37%
Net interest income		$2,370,016			$1,415,408

Net margin on earning assets			4.26%			3.88%

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

The provision for loan and lease losses was $59,415 and $217,415 for the three and six months ended June 30, 2007, compared to $34,000 and $89,000 for the three and six months ended June 30, 2006, respectively. The provision for each period reflects our risk assessment of the portfolio and the growth in loan and lease balances outstanding. During the first six months of 2007, we had $149,127 in loans charged off and $18,549 in recoveries compared to $2,415 in loans charged off and $12 in recoveries for the first six months of 2006. The charge off in 2007 occurred in the second quarter and was recorded in conjunction with a foreclosure on a land development loan.

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

The allowance for loan and lease losses was $1,112,658 or 1.03% of loans at June 30, 2007, compared to $1,025,821 or 1.20% of loans at December 31, 2006. The decrease in the allowance for loan and lease losses as a percent of loans and leases was the result of our risk assessment of the loan and lease portfolios, management’s judgment as to appropriate reserve percentages for various categories of loans, and the growth in loans outstanding. Also, the allowance declined from the loan charge off associated with the foreclosure of a land development loan in the second quarter of 2007. Specific reserves allocated to this loan were depleted upon foreclosure and the subsequent reclassification of the debt obligation from loans to foreclosed real estate. AmericasBank has no exposure to foreign countries or foreign borrowers. Management believes that the current allowance for loan and lease losses is adequate.

The changes in the allowance for loan and lease losses are presented in the following table:

	Six Months Ended		Year Ended
	June 30,		December 31,
	2007	2006	2006
Balance, beginning of year	$1,025,821	$366,910	$366,910
Provision charged to operations	217,415	89,000	656,500
Recoveries	18,549	12	9,641

	1,261,785	455,922	1,033,051
Loans charged off	149,127	2,415	7,230

Balance, end of period	$1,112,658	$453,507	$1,025,821

Allowance for loan and lease losses to total loans	1.03%	0.71%	1.20%

Loans past due 90 days or more and still accruing interest	$—	$—	$—

Noninterest Revenue

Noninterest revenue consisted primarily of mortgage banking gains and fees from the sale of mortgage loans, and service charges on deposit accounts, which includes debit card fees and ATM fees. Noninterest revenues increased $3,730 and $13,918 for the three and six months ended June 30, 2007, to $139,099 and $230,987, from $135,369 and $217,069 for the three and six months ended June 30, 2006, respectively. Revenue from mortgage banking gains and fees was relatively flat, reflecting the slowdown in the real estate market. Mortgage banking gains and fees increased just slightly by $1,487 or 1.4%, to $111,559 for the three months ended June 30, 2007, from $110,072 for the three months ended June 30, 2006, and by $8,158 or 4.8% to $178,429 for the six months ended June 30, 2007, from $170,271 for the six months ended June 30, 2006.

Service charges on deposit accounts and other fees increased to $27,540 and $52,558 for the three and six months ended June 30, 2007, from $25,297 and $46,798 for the three and six months ended June 30, 2006. The increase was primarily from fees on business accounts and ATM service charges.

Noninterest Expenses

Noninterest expenses increased $305,351 or 34.0% for the three months ended June 30, 2007, to $1,203,168 from $897,817 for the three months ended June 30, 2006. Noninterest expenses increased $392,981 or 22.5% for the six months ended June 30, 2007, to $2,141,181 from $1,748,200 for the six months ended June 30, 2006. As we will discuss below, most of the increase in noninterest expense is associated with our expansion strategy. While the growth in our earning asset base was able to support the 34.0% and 22.5% increases for the three and six months of 2007, future increases to expenses associated with our expansion efforts will continue to place pressure on earnings.

Salaries increased 51.0% and 28.6% for the three and six months ended June 30, 2007, to $609,959 and $1,031,460 from $404,010 and $801,865 for the three and six months ended June 30, 2006, respectively. The increase in salaries is mostly attributed to expansion efforts. We had forty-two full-time equivalent employees at June 30, 2007, compared to thirty-seven full-time equivalent employees at June 30, 2006. For our Towson banking center, we added a banking center executive, a commercial relationship manager, and a business and community development officer. These three veteran bankers are charged with transforming our Towson location into the banking center model described above under “Strategy.” In Annapolis, Maryland, we added a banking center executive, a senior mortgage loan officer, and a senior mortgage loan administrator. This forms the nucleus of the group that will take us into the Annapolis market. We also added a commercial mortgage lending officer and administrative staff in Towson to support loan growth. In all, we have added approximately $700,000 in annual salaries related to our expansion. The expense associated with these new hires mostly impacted the second quarter of 2007, accounting for the 51.0% increase in salaries noted above. We expect that salaries will continue to increase as we plan to staff and open the Annapolis banking center in September 2007. The increase in salaries in the first six months of 2007 was partially offset by an increase in the amount of salary expense deferred as a direct cost of loan origination. We deferred $63,980 more in salary costs in the first six months of 2007, compared to the first six months of 2006, due to our increased loan origination activity.

Employee benefits increased 7.9% and 15.9% for the three and six months ended June 30, 2007, to $139,020 and $280,296 from $128,823 and $241,924 for the three and six months ended June 30, 2006. The increase in employee benefits was related to increases in payroll taxes, 401(k) benefits, and employee training. Our service payments to Administaff also increased due to the increase in the number of employees. For competitive reasons, we expanded our employee benefit package and human resource function in 2006 by engaging the services of Administaff, a professional employer organization. The increase in employee benefits in the first six months of 2007 was partially offset by an increase in the amount of benefit expense deferred as a direct cost of loan origination.

Occupancy expense increased 107.6% and 56.5% for the three and six months ended June 30, 2007, to $83,569 and $151,539, from $40,262 and $96,834 for the three and six months ended June 30, 2006. The increase in the three month and six periods is primarily from additional rent and depreciation of leasehold improvements from the expansion of our mortgage business in Frederick, Maryland, the relocation of our Towson mortgage operation group from our headquarters building to leased space, and executive office space secured for our new hires in Annapolis. In May 2007, we executed a five year lease for 2,481 square feet to house our Annapolis banking center. The space is currently undergoing renovation and we have a target opening date of September 2007.

Furniture and equipment expense increased 49.0% and 39.5% for the three and six months ended June 30, 2007, to $43,897 and $81,127, from $29,463 and $58,148 for the three and six months ended June 30, 2006. The increase was mostly in depreciation expense arising from an increase in furniture and equipment purchased to support our expansion and business unit relocation activities.

Other expenses increased 10.7% and 8.6% for the three and six months ended June 30, 2007, to $326,723 and $596,759, from $295,259 and $549,429 for the three and six months ended June 30, 2006. The increase in other expenses is related to increases in marketing expense, loan collection expenses, and costs associated with being a listed public company. We have engaged the services of a marketing firm to assist in the branding of our banking center locations and with a program to promote company awareness in our markets.

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

The investment portfolio at June 30, 2007, and December 31, 2006, consisted of a $30,000 equity security. The security is classified as available for sale.

Loan Portfolio

Loans and leases, net of allowance, unearned fees and origination costs increased $21,748,117 or 25.7% to $106,335,050 at June 30, 2007, from $84,586,933 at December 31, 2006. Compared to a year earlier, loans and leases, net of allowance, unearned fees and origination costs have increased by $43,189,019 or 68.4 % from $63,146,031 at June 30, 2006.

Residential real estate loans decreased by $7,670,656 (21.1%), construction and land development loans increased by $26,781,163 (123.0%), commercial loans including commercial real estate loans increased by $2,824,264 (17.8%), commercial finance leases decreased by $490,851 (44.2%), home equity loans increased by $450,536 (4.3%), and installment loans decreased by $17,619 (7.1%) from their respective balances at December 31, 2006. Going forward, we expect to continue to see wide changes in the percentage of loans in our various loan categories as we experience scheduled payoffs and as we grow our loan portfolio. Also, in the first quarter of 2007 we reevaluated and expanded our internal classification of loans. This improvement did result in some loan shifting between previously reported loan categories. This shift occurred primarily between residential real estate loans and construction and land development accounting for a portion of the unusually large variance between June 30, 2007, and December 31, 2006.

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

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio
	June 30		December 31,
	2007	%	2006	%
Residential real estate	$28,736,068	26.70%	$36,406,724	42.45%
Construction, land development and land	48,561,939	45.11%	21,780,776	25.40%
Commercial, including real estate	18,655,446	17.33%	15,831,182	18.46%
Commercial finance leases	618,874	0.57%	1,109,725	1.29%
Home equity	10,838,982	10.07%	10,388,446	12.11%
Installment	231,976	0.22%	249,595	0.29%

	107,643,285	100.00%	85,766,448	100.00%

Deferred loan origination fees, net of cost	(195,577)		(153,694)
Allowance for loan and lease losses	(1,112,658)		(1,025,821)

	$106,335,050		$84,586,933

(1)	Our loan portfolio includes owner occupied residential mortgages and one-to-four family and multi-family mortgages to investors. At June 30, 2007, $11,933,277 of residential real estate loans, $29,283,231 of construction and land development loans, and $3,738,573 of commercial loans, including real estate loans, were to investors. At December 31, 2006, $23,475,679 of residential real estate loans and $6,244,244 of commercial loans, including real estate loans, were to investors.
(2)	The variance in these loan categories between June 30, 2007 and December 31, 2006, was also effected by the re-evaluation and expansion our internal classifications that we implemented in the first quarter of 2007. As a result of this improvement, approximately $10 million in Residential real estate loans and $6 million in Commercial, including real estate loans were reclassified into the Construction and land development loan category.

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

Information about nonaccrual loans is as follows:

	June 30,		December 31,
	2007	2006	2006
Nonaccrual loans	$345,603	$622,761	$624,127
Unrecorded interest on nonaccrual loans	17,756	64,875	107,569
Specific reserve for nonaccrual loans included in the allowance for loan and lease losses	—	29,388	198,106

The reduction in nonaccrual loans at June 30, 2007, compared to the end of 2006 was from a foreclosure action taken on one loan in which we held an approximately 10% participation. Our portion of the loan balance was $589,127 at December 31, 2006. This former non-performing loan was to a land developer for the purchase and development of raw land that was under contract for sale as developed lots to a national homebuilder. The bank participant group purchased the property at the foreclosure auction during the second quarter of 2007. We reduced the carrying value of this nonperforming loan from $589,127 to $440,000, and reclassified the asset to foreclosed real estate at June 30, 2007.

We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan and lease losses. We write off impaired loans when collection of the loan is doubtful. We generally classify nonaccrual loans and leases as impaired. As of June 30, 2007, and December 31, 2006, no credit had been identified as impaired other than the nonaccrual loans and leases described above.

We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan and lease losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, we generally require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of June 30, 2007, we had $440,000 in foreclosed real estate, and as of December 31, 2006, we had no foreclosed real estate.

Deposits

We seek deposits within our market area by paying competitive interest rates and offering high quality customer service. In conjunction with our growth strategy, we offer premium rate certificates of deposit to support loan growth.

Total deposits increased by $33,634,694 or 36.7% to $125,219,231 at June 30, 2007, from $91,584,537 at December 31, 2006. Interest-bearing deposits increased $34,572,119 or 41.9% to $117,082,251 at June 30, 2007, from $82,510,132 at December 31, 2006. Noninterest bearing deposits decreased $937,425 or 10.3% to $8,136,980 at June 30, 2007, from $9,074,405 at December 31, 2006.

A majority of the increase in our interest bearing deposits at June 30, 2007, was due to growth in money market accounts and premium rate certificates of deposits that were issued with maturities of one year or less. While the interest rates for certificates of deposit offered through retail broker channels and the Internet-based services are higher than what we would typically pay within our market, we view these sources as efficient processes to raise deposits expeditiously and for specific terms. The decrease in noninterest bearing deposits was primarily from a decrease in activity in our accounts held by title companies which is consistent with the slowdown in the real estate market.

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. We monitor our federal funds sold position on a daily basis in that this is our primary source of liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional liquidity is also available from our loans held for sale, which amounted to $3,204,408 at June 30, 2007.

The Federal Home Loan Bank of Atlanta initiated a credit review of AmericasBank and in January 2007, we were informed that credit availability was re-established for AmericasBank at 10% of total assets. All advances and other credit products requested under the credit availability must be fully secured with eligible collateral. We also have a $1.0 million secured line of credit from a correspondent financial institution secured by eligible investment securities. There were no outstanding balances on these lines at June 30, 2007, or December 31, 2006.

Our immediate sources of liquidity are cash and due from banks and short term investments. As of June 30, 2007, we had $3,682,727 in cash and due from banks, and $25,603,683 in federal funds sold and Federal Home Loan Bank deposit. Management has made a decision to maintain liquidity instead of investing in investment securities in order to ensure that funds are readily available to fund the growth of the loan portfolio. Deposits from title companies represent a deposit that is subject to more volatility, thereby increasing our need to have funds available. We believe that our risks of volatility associated with these deposits will lessen as we add more of this type of account to our customer base. We also need to maintain adequate liquidity for maturing premium rate certificates of deposit offered through the Internet and retail broker channels. At June 30, 2007, our liquidity included funds reserved to cover approximately $13,800,000 in premium certificates of deposit that were maturing in July, 2007.

We have sufficient liquidity to meet our loan commitments as well as fluctuations in deposits. We are not aware of any demands, trends, commitments, or events that would result in our inability to meet anticipated or unexpected liquidity needs.

Capital

Our stockholders’ equity was $16,312,565 at June 30, 2007, an increase of $320,169 from the $15,992,396 reported at December 31, 2006.

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

The Bank, however, is subject to regulatory capital requirements. The following summarizes the Bank’s regulatory capital position at June 30, 2007.

AmericasBank			Minimum		To be well
($ in thousands)	Actual		capital adequacy		capitalized
June 30, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$16,564	14.58%	$9,090	8.00%	$11,363	10.00%
Tier 1 capital (to risk-weighted assets)	$15,418	13.57%	$4,545	4.00%	$6,818	6.00%
Tier 1 capital (to average assets)	$15,418	12.74%	$4,840	4.00%	$6,050	5.00%

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s best estimate of losses known and inherent in the loan and lease portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, industry standards, economic conditions (particularly as such conditions relate to AmericasBank’s market area), regulatory guidance, the financial condition of the borrower, historical payment performance and the collateral securing the loans and leases. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant estimates, assumptions and judgment. The loan and lease portfolio also represents the largest asset type on the balance sheet.

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

Fair Value Accounting for Stock Options

The Financial Accounting Standards Board encourages use of a fair value based method of accounting for stock options. In prior periods, AmericasBank Corp. had elected to use the intrinsic value method to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at any measurement date is greater than the amount the employee must pay to acquire the stock. As permitted, AmericasBank Corp. elected to adopt the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

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

The value of the options was estimated using the Black-Scholes option pricing model with the option life estimated at 5-9 years. There were no modifications made to outstanding share options prior to the adoption of the fair value method. Salaries and other expense (director’s fees) included stock-based compensation of $35,167 and $77,762 for the three and six months ended June 30, 2007, and $27,046 and $71,879 for the three and six months ended June 30, 2006. The compensation expense not yet recognized as of June 30, 2007, was approximately $291,025.

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

Outstanding loan commitments and lines and letters of credit at June 30, 2007, and December 31, 2006, are as follows:

	June 30, 2007	December 31, 2006
Unused lines of credit
Residential real estate	$7,859,019	$15,538,907
Commercial, including real estate	2,836,258	1,097,157
Home-equity lines	7,245,940	5,519,348

	$17,941,217	$22,155,412

Construction and land development loan commitments	$22,406,622	$17,800,417

Letters of Credit	$38,970	$48,970

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

In addition, there were no changes in AmericasBank Corp.’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended June 30, 2007, identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that have materially affected, or are reasonably likely to materially affect, AmericasBank Corp.’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

(a) AmericasBank Corp. held its annual meeting of stockholders on May 23, 2007.

(b) At the annual meeting, Savas J. Karas, Kenneth D. Pezzulla, Graylin E. Smith., John C. Weiss, III, and William L. Wilcox, Jr. were elected to serve a three-year term expiring upon the date of AmericasBank Corp.’s 2010 Annual Meeting. The term of office of the following directors continued after the meeting: Mark H. Anders, Nicholas J. Belitsos, M.D., Richard C. Faint, Jr., Allen S. Lloyd, Jr., Mark D. Noar, M.D., A. Gary Rever, Ramon F. Roig, Jr., M.D., and Lee W. Warner.

(c) 1. The following individuals were nominees for the Board of Directors for a term to expire at the 2010 annual meeting of stockholders. The number of votes for or withheld for each nominee is as follows:

	For	Withheld	Total
Savas J. Karas	1,840,041	624,752	2,464,793
Kenneth D. Pezzulla	1,838,959	625,834	2,464,793
Graylin E. Smith	1,840,116	624,677	2,464,793
John C. Weiss, III	1,840,116	624,677	2,464,793
William L. Wilcox, Jr.	1,840,116	624,677	2,464,793

There were no broker non-votes in the election of directors.

2. The ratification of the appointment of Rowles & Company, LLP as independent public accountants to audit the financial statements of AmericasBank Corp. for 2007:

For	Against	Abstain	Broker Non-Votes	Total
2,007,209	453,202	4,382	—	2,464,793

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmericasBank Corp.

Date: August 13, 2007	By:	/s/ Mark H. Anders
Mark H. Anders, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2007	By:	/s/ A. Gary Rever
A. Gary Rever, Chief Financial Officer
(Principal Accounting and Financial Officer)