Form 10QSB
period 2007-09-30
AMERICASBANK CORP
filed 2007-11-13
CIK 1040491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At November 7, 2007, the issuer had 2,654,202 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AmericasBank Corp. and Subsidiary

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$2,962,899	$3,960,807
Federal funds sold and Federal Home Loan Bank deposit	7,694,352	14,586,886

Cash and cash equivalents	10,657,251	18,547,693
Securities available for sale	427,234	30,000
Federal Home Loan Bank and Federal Reserve Bank stock at cost	708,750	609,250
Loans held for sale	1,548,633	2,267,250
Loans and leases, less allowance of $1,220,313 and $1,025,821	120,567,905	84,586,933
Foreclosed real estate	440,000	—
Premises and equipment	1,467,975	1,129,354
Accrued interest receivable	858,503	564,057
Goodwill	202,235	202,235
Intangible assets	13,622	17,850
Other assets	231,376	203,476

	$137,123,484	$108,158,098

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$7,582,609	$9,074,405
Interest-bearing	112,302,148	82,510,132

Total deposits	119,884,757	91,584,537
Other liabilities	844,674	581,165

	120,729,431	92,165,702

Stockholders’ equity
Common stock, par value $.01 per share; 30,000,000 shares authorized; issued and outstanding 2,654,202 and 2,654,202, shares	26,542	26,542
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; issued and outstanding 0 shares	—	—
Additional paid-in capital	22,922,748	22,785,038
Accumulated deficit	(6,553,525)	(6,819,184)
Accumulated other comprehensive income	(1,712)	—

	16,394,053	15,992,396

	$137,123,484	$108,158,098

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Interest revenue
Loans and leases, including fees	$2,557,811	$1,470,185	$6,788,623	$3,625,942
Federal funds sold and Federal Home Loan Bank deposit	178,055	210,336	505,164	598,565
Loans held for sale	37,328	48,682	109,340	108,707
Other	10,945	9,455	30,340	18,316

Total interest revenue	2,784,139	1,738,658	7,433,467	4,351,530

Interest expense
Deposits	1,403,105	813,784	3,682,417	2,011,248
Short-term borrowings	1,497	—	1,497	—

Total interest expense	1,404,602	813,784	3,683,914	2,011,248

Net interest income	1,379,537	924,874	3,749,553	2,340,282

Provision for loan and lease losses	126,500	470,000	343,915	559,000

Net interest income after provision for loan and lease losses	1,253,037	454,874	3,405,638	1,781,282

Noninterest revenue
Service charges on deposit accounts and other fees	27,449	25,331	80,007	72,129
Mortgage banking gains and fees	76,177	98,262	254,606	268,533

Total noninterest revenue	103,626	123,593	334,613	340,662

Noninterest expenses
Salaries	675,822	396,049	1,707,282	1,197,914
Employee benefits	151,458	120,784	431,754	362,708
Occupancy	89,222	53,725	240,761	150,559
Furniture and equipment	42,985	27,983	124,112	86,131
Other	373,924	339,721	970,683	889,150

Total noninterest expenses	1,333,411	938,262	3,474,592	2,686,462

Income (loss) before income taxes	23,252	(359,795)	265,659	(564,518)

Income taxes	—	—	—	—

Net income (loss)	$23,252	$(359,795)	$265,659	$(564,518)

Income (loss) per common share - basic and diluted	$0.01	$(0.14)	$0.10	$(0.25)

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Comprehensive income
	Shares	Par value
Balance, December 31, 2005	941,702	$9,417	$11,634,984	$(6,388,350)	$—
Net loss	—	—	—	(564,518)	—	$(564,518)
Unrealized loss on investment securities available for sale, net	—	—	—	—	—	—
Comprehensive income					—	$(564,518)

Stock-based compensation expense	—	—	161,575	—	—
Common stock surrendered	(12,500)	(125)	(64,625)		—
Common stock issued, net	1,725,000	17,250	11,030,189	—	—

Balance, September 30, 2006	2,654,202	$26,542	$22,762,123	$(6,952,868)	$—

Balance, December 31, 2006	2,654,202	26,542	22,785,038	(6,819,184)	—
Net income	—	—	—	265,659	—	$265,659
Unrealized loss on investment securities available for sale, net	—	—	—	—	(1,712)	(1,712)

Comprehensive income					—	$263,947

Stock-based compensation expense	—	—	137,710	—	—

Balance, September 30, 2007	2,654,202	$26,542	$22,922,748	$(6,553,525)	$(1,712)

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities
Interest received	$7,203,362	$4,205,593
Fees and commissions received	80,007	72,129
Interest paid	(3,694,722)	(1,917,363)
Proceeds from sales of loans held for sale	37,859,513	29,990,146
Originations of loans held for sale	(36,886,290)	(32,049,440)
Cash paid to suppliers and employees	(2,921,442)	(2,230,270)

	1,640,428	(1,929,205)

Cash flows from investing activities
Purchase of Federal Home Loan Bank and Federal Reserve stock	(99,500)	(370,750)
Purchase of investment securities AFS	(398,922)	—
Loans and leases made, net of principal collected	(36,829,252)	(30,025,241)
Purchase of premises, equipment and software	(503,416)	(137,487)

	(37,831,090)	(30,533,478)

Cash flows from financing activities
Net increase in time deposits	25,957,328	10,943,192
Net increase in other deposits	2,342,892	2,019,451
Common stock surrendered	—	(64,750)
Proceeds from issuance of common stock, net	—	11,047,439

	28,300,220	23,945,332

Net decrease in cash and cash equivalents	(7,890,442)	(8,517,351)

Cash and cash equivalents at beginning of year	18,547,693	20,398,751

Cash and cash equivalents at end of period	$10,657,251	$11,881,400

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited) (Continued)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Reconciliation of net income (loss) to net cash provided by (used in) operating activities
Net income (loss)	$265,659	$(564,518)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	169,180	121,278
Provision for loan and lease losses	343,915	559,000
Stock-based compensation	137,710	161,575
Amortization of loan premium and other intangible assets	4,228	4,241
Accretion of investment discounts	(24)	—
Increase (decrease) in
Deferred loan fees and costs, net	64,365	59,547
Accrued interest payable	(10,808)	93,885
Other liabilities	274,317	(66,169)
Decrease (increase) in
Loans held for sale	718,617	(2,327,827)
Accrued interest receivable	(294,446)	(205,484)
Other assets	(32,285)	235,267

	$1,640,428	$(1,929,205)

Noncash investing activity
Transfer of loans to foreclosed real estate	$440,000	$—

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

Income/loss per common share is determined by dividing net income/loss by the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents were not considered in the computation of diluted income/loss per share because the result would have been anti-dilutive. The weighted average common shares outstanding were 2,654,202 for the three and nine months ended September 30, 2007, and 2,654,202 and 2,231,446 for the three and nine months ended September 30, 2006, respectively.

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

General

AmericasBank Corp. was incorporated as a Maryland corporation on June 4, 1996, to become a one-bank holding company by acquiring all of the capital stock of AmericasBank, a federal stock savings bank, upon its formation. AmericasBank commenced operations on December 1, 1997. On March 20, 1999, AmericasBank converted from a federal stock savings bank to a Maryland chartered trust company exercising the powers of a commercial bank. The Company has no significant assets, other than all of the outstanding shares of AmericasBank, and no significant liabilities. AmericasBank Corp. neither owns nor leases any property, but instead uses the premises and equipment of AmericasBank.

AmericasBank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market areas. AmericasBank is subject to extensive regulation, examination and supervision by the Maryland Commissioner of Financial Regulation and by the Board of Governors of the Federal Reserve System, its primary federal regulator. AmericasBank is a member of the Federal Home Loan Bank of Atlanta.

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

We believe that small, independently-operated community banking centers like ours can be highly successful by providing personal service and common sense solutions more effectively than big banks. Our high-access service model will be personified by our individual bank presidents, each of whom will be a respected and long-standing member of the community in which his or her banking center operates. Customers will have direct access to the president of the banking centers and the other decision makers on the banking center’s team. A marketing campaign will inform the local community of the benefits of banking locally, stressing the advantages of dealing directly with our president and other top management staff—a team of capable, professional, and seasoned bankers who have the authority to bring the power of their institution to bear on the customer’s unique needs.

Our strategy is more business-oriented than retail-oriented, with the exception of our residential mortgage business. We will focus on promoting business entrepreneurship and home ownership by delivering value-added products and services to selected customers in the communities that we serve. Specifically, we will seek to obtain low-cost core deposits from small businesses in our market areas, and then invest those funds primarily into in-market residential and commercial real estate loans and commercial loans as we identify opportunities via our network of mortgage originators and community bankers. Obtaining low-cost core deposits in lieu of depending on high rate certificates of deposit will reduce our overall cost of funds and ultimately improve our net interest margin.

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

We are using the $11 million in capital that we raised in our 2006 offering to execute this expansion strategy, which allows us to effectively leverage our investment in bank and loan operations. We believe that independent banking centers are an efficient way to enter a market and drive the operation to profitability relatively quickly. In addition to the banking centers we have already organized in the Towson and Annapolis markets, we are seeking to identify and enter as many as three additional markets in Central Maryland by 2012. County seats of government are centers of influence and affluence and will be the prime targets for our new banking centers as we expand.

We anticipate that, over the short term, net income will be reduced as we incur capital expenditures and non-interest expense, including marketing expense, in opening and operating new banking centers—until the new banking centers become profitable. Further, because we will likely enter new markets by first building a mortgage lending presence, we anticipate that in each new market we will solicit higher cost deposits to fund loan growth. We also anticipate that our dependence on high-cost deposits will diminish as we increase core deposit growth in the new market.

Summary of Recent Performance

We reported net income of $23,252, or $0.01 per basic and diluted common share, for the three months ended September 30, 2007, an increase of $383,047 from our net loss of $359,795, or $(0.14) per basic and diluted common share, for the three months ended September 30, 2006. Our net income for the nine months ended September 30, 2007, was $265,659 or $0.10 per basic and diluted common share, an increase of $830,177 from our net loss of $564,518 or $(0.25) per basic and diluted common share for the nine months ended September 30, 2006.

During the three months ended September 30, 2007, we reported 63.7% growth in average loans and 60.1% growth in total interest revenue compared to the three months ended September 30, 2006. This resulted in $454,663 or 49.2% growth in net interest income between the comparative quarters, and a slight improvement in the net interest margin to 4.19% for the three months ended September 30, 2007, from 4.12% for the three months ended September 30, 2006.

The provision for loan and lease losses was $126,500 for the three months ended September 30, 2007, compared to $470,000 for the three months ended September 30, 2006. The provision for the three months ended September 30, 2007, was attributable to our risk assessment of the loan portfolio at September 30, 2007, and to the $14,362,992 in loan growth in the third quarter of 2007. For the three months ended September 30, 2006, the provision for loan and lease losses included $123,000 to provide for the $15,808,057 in gross loan growth during the third quarter of 2006, and $112,000 to increase the allowance percentage on residential investment properties to reflect the softness in the local real estate market. The provision for the three months ended September 30, 2006, also included $167,000 provided for a $587,761 land development loan that was nonaccrual, and a special provision of $68,000 for the downgrade in the risk rating on several loans in the portfolio.

Mortgage loans originated for sale in the secondary market fell below our levels from a year ago in both the three and nine month periods ended September 30, 2007. Mortgage banking gains and fees were $76,177 and $254,606 for the three and nine months ended September 30, 2007, compared to $98,262 and $268,533 for the three and nine months ended September 30, 2006. We operate under a business model whereby our mortgage loan officers are expected to originate loans for sale in the secondary market and refer loan business to the Bank for our loan portfolio. This sales group has maintained a steady referral of loan business to the Bank and their efforts have contributed to the growth in loans. These loans, while principally secured by real estate, tend to be for commercial and investment purposes such as builder construction, owner occupied businesses, and investors who are rehabbing either one or several 1 to 4 family residential properties. It has been and will continue to be our strategy to leverage our mortgage loan originators as a source for building our portfolio loans. We believe that our strategy of building a loan portfolio based on real estate based products will allow us to continue to maintain good asset quality and is consistent with our risk management policies.

Noninterest expenses increased $395,149, or 42.1%, to $1,333,411 for the three months ended September 30, 2007, from $938,262 for the three months ended September 30, 2006. We experienced an increase in all major expense categories in the third quarter of 2007 compared to 2006, which is mostly attributable to the costs associated with our growth and expansion activities in the Towson and Annapolis markets. In addition to the larger expense base arising from our expansion, we expect further increases in noninterest expenses for the remainder of 2007, mainly associated with branding and media campaigns for both markets.

Total assets increased by $28,965,386, or 26.8%, to $137,123,484 at September 30, 2007, from $108,158,098 at December 31, 2006. Average interest earning assets for the three months ended September 30, 2007, were $130,512,343, an increase of $41,460,726, or 46.6%, from the $89,051,617 in average interest earning assets during the third quarter of 2006.

Total deposits at September 30, 2007, were $119,884,757, an increase of 30.9% from $91,584,537 at December 31, 2006. The increase in deposits is primarily the result of growth in money market accounts and premium rate certificates of deposit obtained through an Internet-based service and retail broker channels. Noninterest bearing deposits were $7,582,609 at September 30, 2007, compared to $9,074,405 at December 31, 2006, reflecting a decrease in deposits from title companies. Daily deposit balances from title companies can increase and decrease significantly throughout the month due to the nature of their business and the variability of the real estate market.

Results of Operations

Net Interest Income

Net interest income is the difference between interest revenue on assets and the cost of funds supporting those assets. Earning assets are comprised primarily of loans, investments and federal funds sold; interest-bearing deposits and short-term borrowings make up the cost of funds. Noninterest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

Net interest income for the three and nine months ended September 30, 2007, increased 49.2% and 60.2%, respectively, to $1,379,537 from $924,874 for the three months ended September 30, 2006, and to $3,749,553 from $2,340,282 for the nine months ended September 30, 2006.

Total interest revenue increased for the three months ended September 30, 2007, to $2,784,139, from $1,738,658 for the three months ended September 30, 2006, and to $7,433,467 for the nine months ended September 30, 2007, from $4,351,530 for the nine months ended September 30, 2006. The increases are primarily attributable to increases in interest revenue from loans and leases. Interest revenue from loans and leases increased for the three and nine months ended September 30, 2007, by $1,087,626, or 74.0% and $3,162,681, or 87.2%, respectively. These increases were partially offset by decreases in interest revenue from federal funds sold and the Federal Home Loan Bank deposits of $32,281, or 15.3% and $93,401, or 15.6% for the three and nine months ended September 30, 2007, as we deployed excess liquidity into loans.

Increases in average balances and yields on earning assets were the primary factors contributing to the significant increases in interest revenue between the comparable periods. Average loans increased by $44,210,935, or 63.7% for the three months ended September 30, 2007, to $113,607,106 from $69,396,171 for the three months ended September 30, 2006. The yield on loans increased to 8.93% for the three months ended September 30, 2007, from 8.41% for the three months ended September 30, 2006. Average loans increased by $42,862,938, or 72.0% for the nine months ended September 30, 2007, to $102,367,046 from $59,504,108 for the nine months ended September 30, 2006. The yield on loans increased to 8.87% for the nine months ended September 30, 2007, from 8.15% for the nine months ended September 30, 2006.

Average federal funds sold and the Federal Home Loan Bank deposit decreased by $2,290,612, or 14.4% for the three months ended September 30, 2007, to $13,603,501 from $15,894,113 for the three months ended September 30, 2006. The yield on these funds decreased to 5.19% for the three months ended September 30, 2007, from 5.25% for the three months ended September 30, 2006. Average federal funds sold and the Federal Home Loan Bank deposit decreased by $3,639,885, or 22.1% for the nine months ended September 30, 2007, to $12,836,513 from $16,476,398 for the nine months ended September 30, 2006. The yield on these funds increased to 5.26% for the nine months ended September 30, 2007, from 4.86% for the nine months ended September 30, 2006.

Interest expense increased by $590,818, or 72.6% for the three months ended September 30, 2007, to $1,404,602 from $813,784 for the three months ended September 30, 2006, and by $1,672,666, or 83.2% for the nine months ended September 30, 2007, to $3,683,914 from $2,011,248 for the nine months ended September 30, 2006. The increase in interest expense was due to the growth in average balances of our money market accounts and premium rate certificates of deposit, and an increase in the rates paid on deposits.

Average interest bearing deposits increased by $40,371,370, or 58.6% for the three months ended September 30, 2007, to $109,217,384 from $68,846,014 for the three months ended September 30, 2006. The rate on interest-bearing deposits increased to 5.10% for the three months ended September 30, 2007, from 4.69% for the three months ended September 30, 2006. Average interest bearing deposits increased by $35,598,473, or 58.0% for the nine months ended September 30, 2007, to $96,971,865 from $61,373,392 for the nine months ended September 30, 2006. The rate on interest-bearing deposits increased to 5.08% for the nine months ended September 30, 2007, from 4.38% for the nine months ended September 30, 2006. The majority of the increase in average interest-bearing deposits was attributable to our growth in certificates of deposit and money market accounts resulting from our marketing efforts and the use of an Internet-based service and retail broker channels to offer certificates of deposit.

Average noninterest-bearing deposits increased by $422,392, or 6.7% for the three months ended September 30, 2007, to $6,729,835 from $6,307,442 for the three months ended September 30, 2006. Average noninterest-bearing deposits increased by $663,597 or 10.7% for the nine months ended September 30, 2007, to $6,878,344 from $6,214,747 for the nine months ended September 30, 2006. Noninterest-bearing deposits are mainly comprised of deposits from our business customers and title companies. The deposits from our title company customers represent approximately 50% of our noninterest-bearing deposits at September 30, 2007, and are subject to the variability of the real estate market.

Short-term borrowings are advances on our secured line of credit from the Federal Home Loan Bank of Atlanta. During the third quarter of 2007 we borrowed funds for the first time against this re-established line of credit. There were no short-term borrowings outstanding at September 30, 2007 or December 31, 2006. The average borrowings for the three and nine month periods ended September 30, 2007, were $146,337 and $49,315, respectively. The interest rate paid on these borrowings was 5.15% for both the three and nine month periods ended September 30, 2007. We expect to utilize this line of credit on a frequent basis in the future to manage the liquidity of the bank.

The net margin on earning assets increased to 4.19% for the three months ended September 30, 2007, from 4.12% for the three months ended September 30, 2006. The net margin on earning assets increased to 4.24% for the nine months ended September 30, 2007, from 3.97% for the nine months ended September 30, 2006. The increase in average interest earning loans and our new capital contributed to the increase in the net margin on earning assets.

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

Average Balances, Interest, and Yields/Rates

	Three Months Ended September 30,
	2007			2006
	Average balance	Interest	Yield/ Rate	Average balance	Interest	Yield/ Rate
Assets:
Federal Funds Sold and FHLB deposit	13,603,501	178,055	5.19%	$15,894,113	$210,336	5.25%
FHLB and FRB stock	661,702	9,651	5.79%	609,249	9,257	6.03%

Investment Securities
Investment and equity securities	160,010	1,294	3.21%	30,000	198	2.62%

Total investment securities	160,010	1,294	3.21%	30,000	198	2.62%

Loans held for sale	2,480,024	37,328	5.97%	3,122,084	48,682	6.19%

Loans:
Residential real estate	28,752,886	626,679	8.65%	32,345,968	672,414	8.25%
Construction and land development	53,721,366	1,256,801	9.28%	13,268,744	297,021	8.88%
Commercial, including real estate	19,071,475	415,473	8.64%	13,017,648	271,874	8.29%
Commercial finance leases	668,987	13,003	7.71%	1,449,826	25,956	7.10%
Home equity	11,216,698	242,489	8.58%	8,919,741	195,198	8.68%
Installment	175,694	3,366	7.60%	394,244	7,722	7.77%

Total loans	113,607,106	2,557,811	8.93%	69,396,171	1,470,185	8.41%

Total interest earning assets	130,512,343	2,784,139	8.46%	89,051,617	1,738,658	7.75%

Allowance for loan and lease losses	(1,230,035)			(479,382)
Noninterest-bearing cash	1,710,159			1,502,513
Premises and equipment	1,423,352			1,019,750
Other assets	1,108,266			725,989

Total assets	133,524,085			91,820,487

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	4,566,188	33,904	2.95%	4,982,143	43,006	3.42%
NOW money market and escrow	20,462,576	265,434	5.15%	15,746,309	202,501	5.10%
Certificates of deposit	84,188,620	1,103,365	5.20%	48,117,562	568,277	4.69%

Total interest-bearing deposits	109,217,384	1,402,703	5.10%	68,846,014	813,784	4.69%
Noninterest-bearing deposits	6,729,835	—		6,307,442	—

	115,947,219	1,402,703	4.80%	75,153,456	813,784	4.30%

Short-term borrowings	146,337	1,899	5.15%	—	—	—

	116,093,556	1,404,602	4.80%	75,153,456	813,784	4.30%

Other liabilities	819,864			304,623
Stockholders’ equity	16,610,665			16,362,408

Total Liabilities and Stockholders’ Equity	$133,524,085			$91,820,487

Net interest spread			3.66%			3.45%
Net interest income		$1,379,537			$924,874

Net margin on earning assets			4.19%			4.12%

Average Balances, Interest, and Yields/Rates

	Nine Months Ended September 30,
	2007			2006
	Average balance	Interest	Yield/ Rate	Average balance	Interest	Yield/ Rate
Assets:
Federal Funds Sold and FHLB deposit	$12,836,513	$505,164	5.26%	$16,476,398	$598,565	4.86%
FHLB and FRB stock	643,687	28,602	5.94%	414,214	17,618	5.69%

Investment Securities
Investment and equity securities	73,813	1,738	3.15%	30,000	698	3.11%

Total investment securities	73,813	1,738	3.15%	30,000	698	3.11%

Loans held for sale	2,410,913	109,340	6.06%	2,374,646	108,707	6.12%

Loans:
Residential real estate	29,336,160	1,896,239	8.64%	28,833,846	1,733,106	8.04%
Construction and land development	43,412,639	2,975,758	9.16%	9,991,517	631,638	8.45%
Commercial, including real estate	17,653,696	1,138,135	8.62%	10,753,348	660,652	8.21%
Commercial finance leases	718,929	40,152	7.47%	1,693,507	89,453	7.06%
Home equity	11,028,617	726,040	8.80%	7,863,155	490,895	8.35%
Installment	217,005	12,299	7.58%	368,735	20,198	7.32%

Total loans	102,367,046	6,788,623	8.87%	59,504,108	3,625,942	8.15%

Total interest earning assets	118,331,972	7,433,467	8.40%	78,799,366	4,351,530	7.38%

Allowance for loan and lease losses	(1,183,105)			(427,774)
Noninterest-bearing cash	1,770,766			1,517,505
Premises and equipment	1,283,423			996,179
Other assets	939,515			662,698

Total assets	121,142,571			81,547,974

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	4,607,966	107,770	3.13%	4,860,792	116,736	3.21%
NOW money market and escrow	18,833,055	738,055	5.24%	14,635,786	521,493	4.76%
Certificates of deposit	73,530,844	2,836,190	5.16%	41,876,814	1,373,019	4.38%

Total interest-bearing deposits	96,971,865	3,682,015	5.08%	61,373,392	2,011,248	4.38%
Noninterest-bearing deposits	6,878,344	—		6,214,747	—

	103,850,209	3,682,015	4.74%	67,588,139	2,011,248	3.98%

Short-term borrowings	49,315	1,899	5.15%	—	—	—

	103,899,524	3,683,914	4.74%	67,588,139	2,011,248	3.98%

Other liabilities	668,188			271,791
Stockholders’ equity	16,574,859			13,688,044

Total Liabilities and Stockholders’ Equity	$121,142,571			$81,547,974

Net interest spread			3.66%			3.40%
Net interest income		$3,749,553			$2,340,282

Net margin on earning assets			4.24%			3.97%

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

The provision for loan and lease losses was $126,500 and $343,915 for the three and nine months ended September 30, 2007, compared to $470,000 and $559,000 for the three and nine months ended September 30, 2006, respectively. The provision for each period reflects our risk assessment of the portfolio and the growth in loan and lease balances outstanding. For the three months ended September 30, 2006, the provision for loan and lease losses included $123,000 to provide for the $15,808,057 in gross loan growth during the third quarter of 2006, and $112,000 to increase the allowance percentage on residential investment properties to reflect the softness in the local real estate market. The provision for the three months ended September 30, 2006, also included $167,000 provided for a $587,761 land development loan that was nonaccrual, and a special provision of $68,000 for the downgrade in the risk rating on several loans in the portfolio.

During the first nine months of 2007, we had $167,973 in loans charged off and $18,550 in recoveries compared to $10,262 in loans charged off and $12 in recoveries for the first nine months of 2006.

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

The predetermined percentages that we use are based on management’s judgment as to appropriate reserve percentages for various categories of loans, and we adjust those values based on the following: historical losses in each category, historical and current delinquency in each category, underwriting standards in each category, comparison of our losses and delinquencies to peer group performance and an assessment of the likely impact of economic and other external conditions on the performance of each category.

An evaluation of the adequacy of the allowance for loan and lease losses is performed and reported to the Board of Directors on a quarterly basis by our senior lending officer. Our senior lending officer will recommend an increase or decrease in the provision and the board will approve or disapprove the recommendation based on a discussion of the risk factors. We believe that we use the most reliable information available to us to make a determination with respect to the allowance for loan and lease losses, recognizing that the determination is inherently subjective and that future adjustments may be necessary depending upon, among other factors, a change in economic conditions of specific borrowers or generally in the economy, and new information that becomes available to us. However, there are no assurances that the allowance for loan and lease losses will be sufficient to absorb losses on nonperforming assets, or that the allowance will be sufficient to cover losses on nonperforming assets in the future.

The allowance for loan and lease losses was $1,220,313 or 1.00% of loans at September 30, 2007, compared to $1,025,821 or 1.20% of loans at December 31, 2006. The decrease in the allowance for loan and lease losses as a percent of loans and leases was the result of our risk assessment of the loan and lease portfolios, management’s judgment as to appropriate reserve percentages for various categories of loans, and the growth in loans outstanding. Also, the allowance declined from the loan charge off associated with the foreclosure of a land development loan in the second quarter of 2007. Specific reserves allocated to this loan were depleted upon foreclosure and the subsequent reclassification of the debt obligation from loans to foreclosed real estate. AmericasBank has no exposure to foreign countries or foreign borrowers. Management believes that the current allowance for loan and lease losses is adequate.

The changes in the allowance for loan and lease losses are presented in the following table:

	Nine Months Ended September 30,		Year Ended December 31, 2006
	2007	2006
Balance, beginning of year	$1,025,821	$366,910	$366,910
Provision charged to operations	343,915	559,000	656,500
Recoveries	18,550	12	9,641

	1,388,286	925,922	1,033,051
Loans charged off	167,973	10,262	7,230

Balance, end of period	$1,220,313	$915,660	$1,025,821

Allowance for loan and lease losses to total loans	1.00%	1.15%	1.20%

Loans past due 90 days or more and still accruing interest	$37,950	$—	$—

Noninterest Revenue

Noninterest revenue consisted primarily of mortgage banking gains and fees from the sale of mortgage loans, and service charges on deposit accounts, which includes debit card fees and ATM fees. Noninterest revenues decreased $19,967 and $6,049 for the three and nine months ended September 30, 2007, to $103,626 and $334,613, from $123,593 and $340,662 for the three and nine months ended September 30, 2006, respectively. Revenue from mortgage banking gains and fees declined, reflecting the slowdown in the real estate market. Mortgage banking gains and fees decreased by $22,085, or 22.5%, to $76,177 for the three months ended September 30, 2007, from $98,262 for the three months ended September 30, 2006, and by $13,927, or 5.2% to $254,606 for the nine months ended September 30, 2007, from $268,533 for the nine months ended September 30, 2006.

Service charges on deposit accounts and other fees increased to $27,449 and $80,007 for the three and nine months ended September 30, 2007, from $25,331 and $72,129 for the three and nine months ended September 30, 2006. The increase was primarily from fees on business accounts and ATM service charges.

Noninterest Expenses

Noninterest expenses increased $395,149, or 42.1% for the three months ended September 30, 2007, to $1,333,411 from $938,262 for the three months ended September 30, 2006. Noninterest expenses increased $788,130, or 29.3% for the nine months ended September 30, 2007, to $3,474,592 from $2,686,462 for the nine months ended September 30, 2006. As we will discuss below, most of the increase in noninterest expense is associated with our expansion strategy. While the growth in our earning asset base was able to support the 42.1% and 29.3% increases for the three and nine months of 2007, future increases to expenses associated with our expansion efforts will continue to place pressure on earnings.

Salaries increased 70.6% and 42.5% for the three and nine months ended September 30, 2007, to $675,822 and $1,707,282 from $396,049 and $1,197,914 for the three and nine months ended September 30, 2006, respectively. The increase in salaries is mostly attributed to expansion efforts. We had forty-seven full-time equivalent employees at September 30, 2007, compared to thirty-two full-time equivalent employees at September 30, 2006. For our Towson banking center, we added a banking center president, a commercial relationship manager, and a business and community development officer. These three veteran bankers are charged with transforming our Towson location into the banking center model described above under “Strategy.” In Annapolis, Maryland, we added a banking center president, a senior mortgage loan officer, a senior mortgage loan administrator, a banking center manager, and two customer service representatives. We also added a commercial mortgage lending officer and administrative staff in Towson to support loan growth. In all, we have added approximately $800,000 in annual salaries related to our expansion. The expense associated with these new hires mostly began in the second and third quarters of 2007, accounting for the 70.6% and 42.5% increase in salaries noted above. The increase in salaries in the first nine months of 2007 was partially offset by an increase in the amount of salary expense deferred as a direct cost of loan origination. We deferred $58,942 more in salary costs in the first nine months of 2007, compared to the first nine months of 2006, due to our increased loan origination activity.

Employee benefits increased 25.4% and 19.0% for the three and nine months ended September 30, 2007, to $151,458 and $431,754 from $120,784 and $362,708 for the three and nine months ended September 30, 2006. The increase in employee benefits was related to increases in payroll taxes, 401(k) benefits, and employee training. Our service payments to Administaff also increased due to the increase in the number of employees. For competitive reasons, we expanded our employee benefit package and human resource function in 2006 by engaging the services of Administaff, a professional employer organization. The increase in employee benefits in the first nine months of 2007 was partially offset by an increase in the amount of benefit expense deferred as a direct cost of loan origination.

Occupancy expense increased 66.1% and 59.9% for the three and nine months ended September 30, 2007, to $89,222 and $240,761, from $53,725 and $150,559 for the three and nine months ended September 30, 2006. The increase in the three month and nine periods is primarily from additional rent and depreciation of leasehold improvements from the expansion of our mortgage business in Frederick, Maryland, the relocation of our Towson mortgage operation group from our headquarters building to leased space, and additional rent and depreciation of leasehold improvements from the opening of the Annapolis banking center.

Furniture and equipment expense increased 53.6% and 44.1% for the three and nine months ended September 30, 2007, to $42,985 and $124,112, from $27,983 and $86,131 for the three and nine months ended September 30, 2006. The increase was mostly in depreciation expense arising from an increase in furniture and equipment purchased to support our expansion and business unit relocation activities.

Other expenses increased 10.1% and 9.2% for the three and nine months ended September 30, 2007, to $373,924 and $970,683, from $339,721 and $889,150 for the three and nine months ended September 30, 2006. The increase in other expenses is related to increases in our expansion activities, an increase in deposit premiums to the FDIC, loan collection expenses, and costs associated with being a listed public company.

Analysis of Financial Condition

Investment Securities

AmericasBank’s investment portfolio consists of U.S. government and agency securities and certain equity securities. The portfolio provides a source of liquidity and a means of diversifying AmericasBank’s earning assets. While we generally intend to hold the investment portfolio assets until maturity, we classify the entire portfolio as available for sale. We account for securities so classified at fair value and report the unrealized gain and loss as accumulated other comprehensive income under stockholders’ equity on our consolidated balance sheets. AmericasBank invests in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.

The investment portfolio at September 30, 2007, consists of a U.S. Treasury security with an amortized cost of $148,946 and a estimated fair value of $147,234; a U.S. government agency note with an amortized cost and estimated fair value of $250,000; and a $30,000 equity security. The securities are classified as available for sale. During the third quarter of 2007 we purchased the U.S. Treasury security and U.S. government agency note to pledge as collateral for repurchase agreements with our customers.

The investment portfolio at December 31, 2006, consisted of a $30,000 equity security. The security is classified as available for sale.

Loan Portfolio

Loans and leases, net of allowance, unearned fees and origination costs increased $35,980,972 or 42.5% to $120,567,905 at September 30, 2007, from $84,586,933 at December 31, 2006.

Residential real estate loans decreased by $7,844,780, or 21.5%, construction and land development loans increased by $37,436,528, or 171.9%, commercial loans including commercial real estate loans increased by $6,046,278, or 38.2%, commercial finance leases decreased by $555,712, or 50.1%, home equity loans increased by $1,281,224, or 12.3%, and installment loans decreased by $123,709, or 49.6% from their respective balances at December 31, 2006. Going forward, we expect to continue to see wide changes in the percentage of loans in our various loan categories as we experience scheduled payoffs and as we grow our loan portfolio. Also, in the first quarter of 2007 we reevaluated and expanded our internal classification of loans. This improvement did result in some loan shifting between previously reported loan categories. This shift occurred primarily between residential real estate loans and construction and land development accounting for a portion of the unusually large variance between September 30, 2007, and December 31, 2006. We believe this change was necessary to allow for more precise reporting of loans in future periods as we expand and grow our loan portfolio. An estimate of the impact of this action is described in note 2 to the loan portfolio table below.

Loans secured by real estate comprise the majority of the loan portfolio. AmericasBank’s loan customers are generally located in the greater Baltimore metropolitan area.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio
	September 30, 2007%		December 31, 2006%
Residential real estate (1) (2)	$28,561,944	23.41%	$36,406,724	42.45%
Construction, land development and land (1) (2)	59,217,304	48.54%	21,780,776	25.40%
Commercial, including real estate (1) (2)	21,877,460	17.93%	15,831,182	18.46%
Commercial finance leases	554,013	0.45%	1,109,725	1.29%
Home equity	11,669,670	9.57%	10,388,446	12.11%
Installment	125,886	0.10%	249,595	0.29%

	122,006,277	100.00%	85,766,448	100.00%

Deferred loan origination fees, net of cost	(218,059)		(153,694)
Allowance for loan and lease losses	(1,220,313)		(1,025,821)

	$120,567,905		$84,586,933

(1)	Our loan portfolio includes owner occupied residential mortgages and one-to-four family and multi-family mortgages to investors. At September 30, 2007, $11,223,244 of residential real estate loans, $36,233,253 of construction and land development loans, and $5,391,133 of commercial loans, including real estate loans, were to investors. At December 31, 2006, $23,475,679 of residential real estate loans and $6,244,244 of commercial loans, including real estate loans, were to investors.
(2)	The variance in these loan categories between September 30, 2007, and December 31, 2006, was also effected by the re-evaluation and expansion our internal classifications that we implemented in the first quarter of 2007. As a result of this improvement, approximately $10 million in Residential real estate loans and $6 million in Commercial, including real estate loans were reclassified into the Construction and land development loan category.

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

Information about nonaccrual loans is as follows:

	September 30,		December 31, 2006
	2007	2006
Nonaccrual loans	$230,000	$622,761	$624,127
Unrecorded interest on nonaccrual loans	25,509	93,091	107,569
Specific reserve for nonaccrual loans included in the allowance for loan and lease losses	2,300	195,924	198,106

The reduction in nonaccrual loans at September 30, 2007, compared to the end of 2006, was from a foreclosure action taken on one loan in which we held an approximate 10% participation. Our portion of the loan balance was $589,127 at December 31, 2006. This former non-performing loan was to a land developer for the purchase and development of raw land that was under contract for sale as developed lots to a national homebuilder. The bank participant group purchased the property at the foreclosure auction during the second quarter of 2007. We reduced the carrying value of this nonperforming loan from $589,127 to $440,000, and reclassified the asset to foreclosed real estate at June 30, 2007.

We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan and lease losses. We write off impaired loans when collection of the loan is doubtful. We generally classify nonaccrual loans and leases as impaired. As of September 30, 2007, and December 31, 2006, no credit had been identified as impaired other than the nonaccrual loans and leases described above.

We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan and lease losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, we generally require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of September 30, 2007, we had $440,000 in foreclosed real estate, and as of December 31, 2006, we had no foreclosed real estate.

Deposits

We seek deposits within our market area by paying competitive interest rates and offering high quality customer service. In conjunction with our growth strategy, we offer premium rate certificates of deposit to support loan growth.

Total deposits increased by $28,300,220, or 30.9% to $119,884,757 at September 30, 2007, from $91,584,537 at December 31, 2006. Interest-bearing deposits increased $29,792,016, or 36.1% to $112,302,148 at September 30, 2007, from $82,510,132 at December 31, 2006. Noninterest bearing deposits decreased $1,491,796, or 16.4% to $7,582,609 at September 30, 2007, from $9,074,405 at December 31, 2006.

A majority of the increase in our interest bearing deposits at September 30, 2007, was due to growth in money market accounts and premium rate certificates of deposits that were issued with maturities of one year or less. While the interest rates for certificates of deposit offered through retail broker channels and the Internet-based services are higher than what we would typically pay within our market, we view these sources as efficient processes to raise deposits expeditiously and for specific terms. The decrease in noninterest bearing deposits was primarily from a decrease in activity in our accounts held by title companies, which is consistent with the slowdown in the real estate market.

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. We monitor our federal funds sold position on a daily basis in that this is our primary source of liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional liquidity is also available from our loans held for sale, which amounted to $1,548,633 at September 30, 2007.

The Federal Home Loan Bank of Atlanta initiated a credit review of AmericasBank and in January 2007, we were informed that credit availability was re-established for AmericasBank at 10% of total assets. On October 25, 2007, we were notified that our credit availability was increased to 20% of total assets. All advances and other credit products requested under the credit availability must be fully secured with eligible collateral. We also have a $1.0 million secured line of credit from a correspondent financial institution secured by eligible investment securities. There were no outstanding balances on these lines at September 30, 2007, or December 31, 2006.

Our immediate sources of liquidity are cash and due from banks and short term investments. As of September 30, 2007, we had $2,962,899 in cash and due from banks, and $7,694,352 in federal funds sold and Federal Home Loan Bank deposit. Management has made a decision to maintain liquidity instead of investing in investment securities in order to ensure that funds are readily available to fund the growth of the loan portfolio. Deposits from title companies represent a deposit that is subject to more volatility, thereby increasing our need to have funds available. We also need to maintain adequate liquidity for maturing premium rate certificates of deposit offered through the Internet and retail broker channels.

We have sufficient liquidity to meet our loan commitments as well as fluctuations in deposits. We are not aware of any demands, trends, commitments, or events that would result in our inability to meet anticipated or unexpected liquidity needs.

Capital

Our stockholders’ equity was $16,394,053 at September 30, 2007, an increase of $401,657 from the $15,992,396 reported at December 31, 2006.

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

The Bank, however, is subject to regulatory capital requirements. The following summarizes the Bank’s regulatory capital position at September 30, 2007.

AmericasBank ($ in thousands)	Actual		Minimum capital adequacy		To be well capitalized
September 30, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$16,758	13.50%	$9,932	8.00%	$12,415	10.00%
Tier 1 capital (to risk-weighted assets)	$15,502	12.49%	$4,966	4.00%	$7,449	6.00%
Tier 1 capital (to average assets)	$15,502	11.63%	$5,332	4.00%	$6,665	5.00%

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

Fair Value Accounting for Stock Options

The Financial Accounting Standards Board encourages use of a fair value based method of accounting for stock options. In prior periods, AmericasBank Corp. had elected to use the intrinsic value method to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, compensation cost was recognized for awards of shares of common stock to employees only if the quoted market price of the stock at any measurement date is greater than the amount the employee must pay to acquire the stock. As permitted, AmericasBank Corp. elected to adopt the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Effective January 1, 2005, AmericasBank Corp. began recognizing expense for stock-based compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended. We chose the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amended SFAS No. 123. As a result, financial information for all prior periods presented was restated to reflect the salaries expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees.

The value of the options is estimated using the Black-Scholes option pricing model with the option life estimated at 5-9 years. Salaries and other expense (director’s fees) included stock-based compensation of $59,948 and $137,710 for the three and nine months ended September 30, 2007, and $89,696 and $161,575 for the three and nine months ended September 30, 2006. The compensation expense not yet recognized as of September 30, 2007, was approximately $304,573.

Net Deferred Tax Asset

At September 30, 2007, we had a potential net deferred tax asset of approximately $2.4 million. The net deferred tax asset arose primarily as a result of cumulative net operating losses. We have recorded a 100% valuation allowance against the net deferred tax asset since it has been more likely than not that the deferred tax asset will not be realized. At December 31, 2006, we had net operating loss carryovers of approximately $5.5 million available to offset future taxable income. The carryovers will begin to expire in 2017.

We evaluate the likelihood that the net operating loss carryovers and other components of the deferred tax asset are realizable. Our evaluation is based primarily on the Company’s demonstrated ability to earn taxable income in the near future. When we determine that the components of the net deferred tax asset are more likely than not to provide future tax benefits, we will eliminate all or a portion of the approximate $2.4 million valuation allowance and will record a corresponding increase to earnings and stockholders’ equity. The Company will subsequently record income tax expense at the statutory rate, and this expense will have a detrimental effect on reported earnings in future periods.

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

Off-Balance Sheet Arrangements

AmericasBank is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments primarily include loan commitments, lines of credit, including home-equity lines and commercial lines, and letters of credit. AmericasBank uses these financial instruments to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any accounting losses which would have a material effect on AmericasBank Corp.

Outstanding loan commitments and lines and letters of credit at September 30, 2007, and December 31, 2006, are as follows:

	September 30, 2007	December 31, 2006
Unused lines of credit
Residential real estate	$8,553,081	$15,538,907
Commercial, including real estate	1,766,437	1,097,157
Home-equity lines	6,759,129	5,519,348

	$17,078,647	$22,155,412

Construction and land development loan commitments	$26,216,495	$17,800,417

Letters of Credit	$51,970	$48,970

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

In addition, there were no changes in AmericasBank Corp.’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended September 30, 2007, identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that have materially affected, or are reasonably likely to materially affect, AmericasBank Corp.’s internal control over financial reporting.

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

AmericasBank Corp.

Date: November 13, 2007	By:	/s/ Mark H. Anders
Mark H. Anders, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2007	By:	/s/ A. Gary Rever
A. Gary Rever, Chief Financial Officer
(Principal Accounting and Financial Officer)