Form 10KSB
period 2007-12-31
AMERICASBANK CORP
filed 2008-03-28
CIK 1040491

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-22925

AmericasBank Corp.

(Name of small business issuer in its charter)

Maryland	52-2090433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 York Road

Towson, Maryland 21204

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: 410-823-0500

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock	Nasdaq Capital Market

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

The issuer’s revenues for its most recent fiscal year were $10,793,822.

The aggregate market value of the common equity held by non-affiliates was $6,450,831 as of March 14, 2008, based on a sales price of $2.56 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in the Nasdaq Capital Market trading on March 14, 2008.

The number of shares outstanding of the issuer’s Common Stock was 2,654,202 as of March 14, 2008.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders (Part III).

PART I

Item 1.	Description of Business

BUSINESS OF AMERICASBANK CORP. AND AMERICASBANK

We were incorporated in June 1996 as a Maryland corporation to become a single-bank holding company by acquiring all of the capital stock of AmericasBank, a federal stock savings bank, upon its formation. AmericasBank commenced operations in December 1997 with $3.0 million in capital and one office located in the Highlandtown area of the City of Baltimore, Maryland. Also in December 1997, AmericasBank acquired certain loans and other assets and assumed certain deposits and other liabilities primarily related to the Baltimore, Maryland branch office of Rushmore Trust & Savings, FSB. AmericasBank commenced operations from Rushmore’s former Baltimore, Maryland, branch office.

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

AmericasBank attracts deposits from the general public and uses these funds to originate loans secured by real estate located in its market area. Our real estate loans include construction and land development loans, commercial loans, including commercial loans and loans secured by single-family or multi-family properties, including home equity loans. To a lesser extent, we originate installment loans and commercial loans.

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

Location and Market Area

AmericasBank has three banking centers located in the county seat of Baltimore County, Maryland in Towson, and in the county seat of Anne Arundel County, Maryland in Annapolis, and in the Highlandtown area of the City of Baltimore, Maryland. AmericasBank also has loan origination offices in Towson, Annapolis and Frederick, Maryland.

On September 10, 2007, the Annapolis banking center opened under the trade name of Annapolis Community Bank. Also in the third quarter of 2007, we began operating our banking center in Towson under the trade name of Towson Community Bank. Both Annapolis Community Bank and Towson Community Bank are divisions of AmericasBank.

We consider our primary market area to be Northern Baltimore County, Maryland and the Highlandtown area of the city of Baltimore. We expect that Annapolis, Maryland will become a primary area for us as our lending and deposit activities in the market increase, although we recently commenced operations in that market. Our secondary market area includes the Baltimore Metropolitan Area, consisting of Baltimore City and the surrounding counties of Anne Arundel, Baltimore, Carroll, Harford, Howard, and Frederick County, Maryland and south-central Pennsylvania. The economy of our market area is diversified, with a mix of services, manufacturing, wholesale/retail trade and federal and local government. Manufacturing in the market area is dominated by high technology, particularly within the defense industry. Similar to national trends, most of the job growth in our market area has been realized in service related industries, and service jobs account for the largest portion of the workforce.

Our market enjoys the benefits of its close proximity to the Washington, D.C. market. Baltimore is well positioned along the I-95 corridor and is seeing solid increases in business growth, particularly in the service and tech sectors. Our headquarters are within 15 miles of the BWI Thurgood Marshall Airport and 45 miles of Ronald Reagan Washington National Airport.

The regional economy is perennially strong and diverse, boasts consistently high job growth and low unemployment and is increasingly small business oriented. Baltimore County is home to two of the federal government’s largest headquarters, the U.S. Social Security Administration and Centers for Medicare & Medicaid Services. The region also has a vibrant biotechnology and medical industry, including six major hospitals operating in our primary market. The medical industry, information technology, and tourism are all major growth industries for the region. The Port of Baltimore is one of the largest ports in the country. The region has over 25 colleges and universities, including some of the highest ranked in the country.

Lending Activities

General

AmericasBank’s primary source of income is generated from the interest earned on its loan portfolio and fees generated from its lending activities. We focus our lending activities on residential mortgage lending, where the majority of loans are secured by one-to-four family residential properties, including both owner occupied and investment properties. We also emphasize commercial mortgage loans and commercial loans extended for general business purposes to small and medium-size businesses in our primary market area and home equity loans.

Residential mortgage lending includes long-term conventional and non-conforming mortgages originated for our portfolio or for sale into the secondary market, adjustable rate mortgages, loans to homeowners or small builders and developers for the acquisition, construction or rehabilitation of single-family homes and lot loans. Commercial mortgage loans include loans for the acquisition/development, construction or rehabilitation of commercial, multi-family or residential real property. We intend to aggressively pursue commercial lending opportunities where the loan relationships provide us with opportunities to develop high volume depository relationships. We expect the principals of the businesses we finance to personally guaranty their commercial loans. We believe that consumer installment loans and home equity loans serve to provide further diversification and support our retail banking platform.

Credit Policies and Administration

Our president, senior lending officer, and banking center executives are primarily responsible for originating and maintaining a high quality, diversified loan portfolio. We have adopted loan policies and underwriting standards for the types of lending we engage in or plan to engage in. These policies establish guidelines that govern our lending activities. Generally, they address such things as our desired target markets, underwriting and collateral requirements, account management procedures, loan approval procedures, handling of delinquent accounts and compliance with regulatory requirements.

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

The loan underwriting policies and procedures followed by AmericasBank are designed to comply with (i) federal and state banking laws, regulations and guidelines; (ii) widely accepted automated underwriting programs, and (iii) the bank’s independent assessment of the borrower’s character, ability to service the debt and the value of any assets or property serving as collateral for the loan. Upon receipt of the borrower’s application for a loan, AmericasBank then obtains reports with respect to the borrower’s credit record, and orders and reviews an appraisal of any real estate collateral for the loan (prepared for AmericasBank through an independent appraiser). Once all pertinent information has been obtained and verified, the loan request is submitted to a final review process. As part of the loan approval process, certain loans require approval of AmericasBank’s loan committee which is comprised of our president, senior lending officer and independent members of our board of directors. The loan committee meets as is deemed necessary to promptly service loan demand. All loans made to executive officers, directors and their affiliates require the approval of the entire board of directors (other than the interested party).

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

ARMs are generally underwritten according to Fannie Mae or Freddie Mac guidelines using one of several automated underwriting tools now widely accepted in the industry. However, depending on the circumstances, we may also originate ARMs that do not conform to secondary market guidelines. The volume of ARMs that we originate depends in large part on interest rates. During periods of generally low interest rates, there is a heightened demand for long-term fixed-rate mortgages and a reduced demand for ARMs. In contrast, during periods of rising or higher long term rates, there is generally an increased demand for ARMs and a reduced demand for long-term fixed-rate mortgages.

The non-conforming fixed rate mortgage loans that we make are generally amortized over fifteen to thirty years, but because our funding is of shorter duration, the fixed rate term generally is from one to five years, depending on individual loan circumstances. These loans customarily include a “due on sale” clause giving AmericasBank the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to the mortgage.

In general, our ARMs and non-conforming fixed-rate mortgages have a loan to value ratio of less than or equal to 80%. However, we may lend up to 95% of the value of the property collateralizing the loan if the borrower procures private mortgage insurance. We procure (at the expense of the borrower) lenders’ title insurance on mortgage loans and require the borrower to provide fire and extended casualty insurance and, where required by applicable regulations, flood insurance. In the event that a borrower fails to pay premiums on fire and other hazard insurance policies, AmericasBank may cause insurance to be placed on the property.

These loans fall into the loan types described below.

Conforming Long-Term Fixed-Rate and Adjustable-Rate Mortgages Originated for Sale: To generate fee income, we focus our efforts on fixed-rate and adjustable rate conventional residential mortgage loans that can be sold in the secondary market on a servicing released basis. Secondary market activity is conducted either as a broker, where the loan is funded at settlement by an investor and the bank earns a fee, or as correspondent, where the bank funds the loan at settlement and thereafter sells the loan to an investor, on a servicing released basis, and recognizes a gain on the sale. We have entered into agreements with several large financial institutions where they either close loans that we broker or they purchase loans where we act as a correspondent lender. In either case, the loan must meet the underwriting standards of the closing or purchasing financial institution. In cases where we act as a correspondent lender, the purchase price is locked in with the purchasing investor at the time the borrower locks in his or her interest rate. Rate lock commitments on loans held for sale are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days. We protect the Company from changes in interest rates through the use of best efforts forward delivery commitments. We commit to sell a loan at the time the borrower commits to an interest rate so that the eventual buyer has assumed interest rate risk on the loan. As a result, we are not exposed to losses nor do we realize gains related to our rate lock commitments due to changes in interest rates. Typically, loans originated for sale are delivered to the investor within two to three weeks of closing with the borrower, with settlement with the investor occurring within one to three weeks after delivery. During this three to six week period, we recognize these loans as mortgages held for sale and we service the loans. We have not contracted with and do not intend to contract with any entity to service the loans that we hold for sale.

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

Non-Conforming Adjustable Rate and Fixed Rate Balloon Mortgages: Our residential mortgage lending also includes originating non-conforming adjustable rate mortgages (ARMs) and fixed-rate balloon mortgages for our own portfolio. Generally, the non-conforming ARMs and fixed rate balloon mortgages retained in our portfolio are to homeowners who do not intend to hold the property long-term or who are seeking interim financing with an objective to seek longer-term financing at a more suitable time. These types of loans are also used to accommodate homeowners who may not meet the underwriting criteria of strict secondary market standards (but still meet credit standards). We believe that many of the loans that convert will be re-financed by long term fixed-rate mortgages, which will be sold in the secondary market, providing us with the opportunity to generate additional fee income from these borrowers.

Non-amortizing or Interest Only Loans: Consumer interest in non-amortizing or interest only residential mortgage loans has increased in recent years in response to escalating home prices and expanding consumer debt obligations. We view this trend as an evolution and many institutional investor and government agencies now offer interest only loan programs. We originate interest only loans for sale and for our portfolio based on the underwriting criteria of our secondary market investors or under our own loan policies. Generally, non-amortizing or interest only loans originated for our portfolio have lower loan to value ratios (less than 80% of the purchase price or appraised value) or have other credit enhancements, such as higher credit scores, balloon payments or the pledge of additional collateral. We have established portfolio limits for non-amortizing or interest only loans equal to 100% of our regulatory capital. This limit does not apply to loans with a balloon maturity of 3 years or less or to loans with less than a 75% loan to value ratio. The amount of non-amortizing or interest only loans outstanding at December 31, 2007, was approximately $6.1 million.

Construction and Land Development (Acquisition, Development and Construction)

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

Construction and rehab loans are underwritten and managed based on written construction loan policies and procedures. Generally, we make loans in amounts up to 80% of appraised value, not to exceed 100% of cost with terms from four months to twenty-four months depending on the property. In the case of new construction, loan proceeds are disbursed in increments based on approved draw schedules and advanced based on completed work as certified by site inspections. In the case of rehab loans, loan proceeds may be disbursed at completion or under approved draw schedules as certified by site improvements depending on the scope of renovations required.

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

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s credit history and ability to make payments from his or her employment and other income, and which are collateralized by real property whose value tends to be easily ascertainable, commercial loans typically are made on the basis of the borrower’s ability to make payments from the cash flow of the business, which is more variable and difficult to project. Commercial loans generally are collateralized by business assets, such as accounts receivable, equipment, and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying commercial loans may depreciate over time, generally cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

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

Underwriting of these loans is based on the borrower’s capacity to service the loan after all expenses related to the real estate. If the property is an investment property, we look at the quality of the tenants and the length and terms of the leases as the borrower’s primary source of repayment. These loans are typically guaranteed by the individual(s) who are the owners or partners in the entity that owns the property. If the property is the place of business of a company affiliated with the borrower, the loan typically is guaranteed by the owner(s) of the property and the affiliated company that occupies the building.

We also originate lines of credit to builders or developers for the acquisition and development of raw land or for the acquisition of approved building lots. The financing provided for these purposes is speculative and typically includes provisions that restrict the number of lots and speculative units that can be financed under the facility. These types of loans generally have terms of eighteen to thirty-six months.

Commercial Finance Leasing

AmericasBank has invested in a portfolio of indirect, full pay-out lease transactions that are structured as multiple non-recourse fixed-rate loans to two leasing companies. Each loan is secured by an assignment of the leasing company’s interest in a full pay-out lease, an assignment of the lease payments under that lease, delivery of the original lease documents and a security interest in the underlying equipment. A default under an individual lease will not trigger a default under any other lease and the loans are not cross-collateralized. Because of their structure, throughout this report, we have described these loans as commercial finance leases. The commercial finance lease portfolio as a percentage of total loans and leases has decreased to 0.33% on December 31, 2007, from 1.29% on December 31, 2006.

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

Home Equity

Growth in the consumer loan portfolio has been in home equity lines of credit and amortizing fixed rate second mortgage loans. These are desirable loan types because they are secured by 1-4 family properties and can be originated by our mortgage lending division. The interest rate on home equity loans is variable and indexed to the prime lending rate, however we give our borrowers the option to fix the rate on all or a portion of their home equity balance for up to five years. The interest rate on second mortgage loans is fixed generally for the life of the loan.

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

Other Banking Products

Currently, our customers have access to telephone banking, Internet banking, ATM/debit cards, safe deposit boxes (from the Towson and Annapolis locations), wire transfers, ACH, and direct deposit of payroll. We provide our customers with check imaging, which eliminates our cost of returning checks to customers and the clutter that cancelled checks cause to our customers. We have ATM machines at our Towson and Highlandtown locations.

We offer our commercial customers expanded cash management services such as sweep accounts, repurchase agreements and account reconciliation services.

We intend to continue to use the Internet and technology to augment our business plans. Moreover, we will continue to evaluate cost effective ways that technology can enhance our cash management products and services. We believe that our data processing capability, provided through a third party vendor, will be adequate to support the introduction of new products and services.

Competition

The banking business is highly competitive. We compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in our market area and elsewhere.

We believe that, over time, we will be able to effectively leverage our talents, contacts and locations to achieve accelerated loan growth, an increase in noninterest revenue and an improved net interest margin. However, our market area is highly competitive and heavily branched. Price competition in our market area for residential mortgage loans and the other loan products that we offer or intend to offer is intense. Most of our competitors have substantially greater resources and legal lending limits than we do and offer extensive and established branch networks and other services that we do not offer. Moreover, larger institutions operating in our market area have access to borrowed funds at a lower rate than is available to us. Deposit competition also is strong among institutions in our market area.

Employees

As of March 14, 2008, AmericasBank had 49 full time employees. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good. AmericasBank Corp. has no employees.

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

The Federal Reserve Board is required to approve, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank, or the merger or consolidation by a bank holding company with another bank holding company. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) repealed many of the restrictions on interstate acquisitions of banks by bank holding companies in September, 1995. As a result of the Riegle-Neal Act, subject to certain time and deposit base requirements, we can acquire a bank located in Maryland or any other state, and a bank holding company located outside of Maryland can acquire any Maryland-based bank holding company or bank.

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

As a bank holding company, AmericasBank Corp. is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of AmericasBank Corp.’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. This requirement does not apply to bank holding companies that are “well capitalized,” received one of the two highest examination ratings at their last examination and are not the subject of any unresolved supervisory issues.

The status of AmericasBank Corp. as a registered bank holding company under the Bank Holding Company Act and a Maryland-chartered bank holding company does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Regulation of AmericasBank

AmericasBank is a Maryland chartered trust company (with all powers of a commercial bank), and a member of the Federal Reserve System (a “state member bank”) and its deposit accounts are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum legal limits of the FDIC. It is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation and the Federal Reserve Board. The regulations of these various agencies govern most aspects of AmericasBank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing AmericasBank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting shareholders.

Branching and Interstate Banking

The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

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

Capital Adequacy Guidelines

The Federal Reserve Board has adopted risk based capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising banks and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

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

Tier 1 Capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill. Tier 2 Capital consists of the following, among other things: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a commercial bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one-to-four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks. For all other banks, the minimum Leverage Capital Ratio is 4.0%. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization and have received the highest examination ratings. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could be subject to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. The Federal Reserve Board has authority to impose higher capital requirements for individual banks if it determines that it is necessary based on the bank’s particular risk profile.

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

An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty is limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, will be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

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

Regulatory Enforcement Authority

The Maryland Commissioner of Financial Regulation has extensive enforcement authority over Maryland institutions. Such authority includes the ability to issue cease and desist orders and civil money penalties and remove officers and directors. The Commissioner may also take possession of an institution whose capital is impaired and seek to have a receiver appointed.

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

Deposit Insurance

AmericasBank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits. In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ended December 31, 2007, averaged 1.18 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which was unchanged from 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of AmericasBank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of AmericasBank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Transactions with Affiliates and Insiders

Maryland law imposes restrictions on certain transactions with affiliates of Maryland commercial banks. Generally, under Maryland law, a director, officer or employee of a commercial bank may not borrow, directly or indirectly, any money from the bank, unless the loan has been approved by a resolution adopted by and recorded in the minutes of the board of directors of the bank, or the executive committee of the bank, if that committee is authorized to make loans. If the executive committee approves such a loan, the loan approval must be reported to the board of directors at its next meeting. Certain commercial loans made to directors of a bank and certain consumer loans made to non-officer employees of the bank are exempt from the law’s coverage. Federal law also imposes certain requirements and limitations on an institution’s ability to lend to officers, directors, and 10% or greater stockholders.

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

Loans to One Borrower

AmericasBank is subject to the statutory and regulatory limits on the extension of credit to one borrower. Generally, the maximum amount of total outstanding loans that a Maryland chartered trust company may have to any one borrower at any one time is 15% of unimpaired capital and surplus. As of December 31, 2007, we were able to lend approximately $2.3 million to any one borrower.

Liquidity

AmericasBank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits and 3% of its time deposits, subject to adjustment by the Commissioner of Financial Regulation. AmericasBank is also subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. Specifically, as of December 31, 2007, amounts in transaction accounts above $8,500,000 and up to $45,800,000 must have reserves held against them in the ratio of three percent of the amount. Amounts above $45,800,000 require reserves of 10 percent of the amount in excess of $45,800,000. The Maryland reserve requirements may be used to satisfy the requirements of Federal Reserve Regulation D. We are in compliance with our reserve requirements.

Dividends

Under Maryland law, AmericasBank may declare a cash dividend, after providing for due or accrued expenses, losses, interest, and taxes, from its undivided profits or, with the prior approval of the Maryland Commissioner of Financial Regulation, from its surplus in excess of 100% of its required capital stock. Also, if AmericasBank’s surplus is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. AmericasBank will not be able to pay dividends so long as it has an accumulated deficit. As of December 31, 2007, AmericasBank had an accumulated deficit of approximately $8.7 million. In addition to these specific restrictions, the bank regulatory agencies have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result in AmericasBank being in an unsafe and unsound condition. Further, no bank may pay a dividend if it would fall out of compliance with any applicable regulatory requirement on a pro forma basis.

Community Reinvestment Act

AmericasBank is required to comply with the Community Reinvestment Act (“CRA”) regardless of its capital condition. The CRA requires that, in connection with its examinations of AmericasBank, the Federal Reserve evaluates the record of AmericasBank in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA also requires all institutions to make public disclosure of their CRA ratings. AmericasBank received a “Satisfactory” rating in its latest CRA examination in April 2007.

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

RISK FACTORS

Business Risks

We may continue to incur losses. We are a single bank holding company and our business is owning all of the outstanding stock of AmericasBank. As a result, our operating results and financial position depend on the operating results and financial position of AmericasBank. For the years ended December 31, 2007, 2006, 2005, 2004, and 2003, AmericasBank Corp. incurred net losses of $2,281,281, $430,834, $307,786, $1,533,335 and $1,118,761, respectively. AmericasBank Corp. may not achieve profitability within the time frame anticipated by management, or ever. Many factors could adversely affect our short and long term operating performance, including the failure to implement fully our business strategy, unfavorable economic conditions, increased competition, loss of key personnel and government regulation.

We have experienced significant increases in non-performing assets and loans charged off in recent periods, which have hurt our profitability. We expect to have further increases in non-performing assets and loans charged off in the quarter ending March 31, 2008 and beyond, which will further hurt our profitability. At December 31, 2007, we had non-performing assets, which includes nonaccrual loans, loans past due 90 days or more and still accruing interest and other real estate owned, of $2,499,287, as compared to non-performing assets of $770,184 at December 31, 2006. Non-performing assets to total assets increased to 1.71% at December 31, 2007, from 0.71% at December 31, 2006. Loans charged off, net of recoveries, increased for the year ended December 31, 2007, to $1,501,154 from a net recovery of $2,411 for the same period in 2006. The increase in non-performing assets and charge offs significantly hurt our income, as we recorded provisions for loan and lease losses of $3,230,271 during the year ended December 31, 2007.

Approximately $1.2 million, or 70.6% of the $1.7 million increase in non-performing assets during the year ended December 31, 2007, were attributable to loans we obtained through referrals from a single mortgage broker. Our provision for loan and lease losses during the year ended December 31, 2007, included a $2.9 million provision to cover the partial write-down of five loans, including three loans to a related group of borrowers where we have uncovered evidence of possible fraud by outside parties against AmericasBank. The three loans were referred to us from the single mortgage broker and we have discontinued originations of loans referred to us by that mortgage broker. The provision was also to build our allowance for loan and lease losses because of concerns about the general weakening of the residential housing market and for reserves on specific loans.

We anticipate that non-performing assets and/or charge-offs will continue to increase during the quarter ending March 31, 2008 and beyond, reflecting weakening conditions in the real estate markets in our market area. To the extent we experience increased non-performing assets and/or charge-offs, and are required to make additional provisions to add to our allowance for loan and lease losses, our profitability will be reduced and our stock price may be adversely affected.

If we experience greater loan and lease losses than anticipated, it will have an adverse affect on our ability to operate profitably. We believe that our current allowance for loan and lease losses is adequate and that the methodology we use to assess the adequacy of our allowance for loan and lease losses is sound. While we have increased our allowance for loan and leases losses as a percentage of total loans to 2.14% at December 31, 2007, from 1.20% at December 31, 2006, our monitoring, procedures and policies may not reduce certain lending risks and the estimates we use to assess the adequacy of our allowance for loan and lease losses may not cover actual losses.

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

Our large percentage of real estate loans secured by investment properties may increase the risk of credit losses, which would negatively affect our financial results. At December 31, 2007 and December 31, 2006, $70,166,303, or 54.5% of gross loans, and $29,719,923, or 34.7% of gross loans, respectively, were loans to small builders, home improvement contractors, or investors to acquire and develop, through new construction or rehabilitation, residential properties for resale or to hold as investment properties. This type of lending is more speculative and involves a higher degree of credit risk than the same type of lending for owner occupied properties because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such lending may involve a concentration of credit to a single borrower, a group of related borrowers, or on properties located in close proximity to each other that could be similarly affected by market conditions in that locale. The quality of this portfolio tends to be more volatile depending on the supply and demand for residential real estate in general and expectations about future market appreciation in particular. A downturn in the local real estate market could adversely affect our customers’ ability to pay on time and could affect the underlying liquidation value of our collateral, which in turn could adversely affect us. In addition, the experience level of the investors we finance varies and some may not react as quickly or effectively to a market downturn, exacerbating the severity of any problems and increasing our risk. At December 31, 2007, approximately $1.1 million of our loans to small builders, home improvement contractors, or investors to acquire and develop, through new construction or rehabilitation, residential properties for resale or to hold as investment properties were on nonaccrual status.

Recent losses have reduced our capital and impaired our ability to execute our business plan. Efforts to increase capital could be dilutive to stockholders’ ownership interests. During the year ended December 31, 2007, we incurred net losses of $2,281,281, which reduced stockholders’ equity to $13,622,838. During that period, our assets increased from $108,158,098 at December 31, 2006, to $146,121,693 at December 31, 2007. As a result of the reduction in our stockholders’ equity combined with our growth in assets, our capital ratios have decreased. At December 31, 2007, our ratio of Tier 1 capital to adjusted total assets was 9.26%, our ratio of Tier 1 capital to risk-weighted assets was 10.30% and our ratio of total capital to risk weighted assets was 11.56%. In order to be considered “well capitalized” under prompt corrective action regulations, we are required to maintain Tier 1 capital of 5.00% of adjusted total assets, Tier 1 capital of 6.00% of risk-weighted assets, and total capital of 10.00% of risk weighted assets. As a result, we do not have a significant amount of excess capital, and we will be unable to grow our assets and liabilities significantly unless we are able to raise capital. If we determine to raise capital by selling additional shares of common stock, our stockholders’ ownership interests will be diluted.

We may not be successful in implementing our strategic initiatives. Our ability to implement our strategic initiatives depends on, among other things, our ability to implement fully the expansion of our bank with strategically located community banking centers. Among other factors, the success of our community banking centers is dependent on recruiting qualified personnel and competition. In addition, our success will depend in a large part, on market interest rates and the economy in our market area, both of which are beyond our control. Our ability to grow our core deposit base depends on, among other things, our ability to market our products to new retail and commercial customers. We may not be successful in implementing our strategic initiatives and, even if implemented, the initiatives may not be successful.

Because our revenue growth has been dependent on mortgage lending activity, including loans originated for sale and loans originated for our loan portfolio, decreased economic activity, a slowdown in the housing market or high interest rates may reduce our profits. Our ability to increase revenue will depend, in part, on our ability to grow our mortgage originations. Production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect our mortgage originations. As a result, these conditions may adversely affect our net income.

Our profitability depends on our ability to manage our balance sheet to minimize the effects of interest rate fluctuations on our net interest margin. Our results of operations depend on the stability of our net interest margin, which is the difference in the yield we earn on our earning assets and our cost of funds, both of which are influenced by interest rate fluctuations. Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy and geo-political stability, are not predictable or controllable. In addition, the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits are heavily influenced by competitive factors. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets. These factors influence our ability to maintain a stable net interest margin. For the year ended December 31, 2007, and for the year ended December 31, 2006, our net interest margin was 4.16% and 4.02%, respectively.

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

As of December 31, 2007, approximately 45% of our total loans carry variable interest rates that adjust with changes in a rate index such as the prime rate, which generally adjusts in accordance with changes in the U.S. Federal Reserve’s target federal funds rate. During the period from June 29, 2007 to March 18, 2008, the U.S. Federal Reserve has reduced its target for the federal funds rate from 5.25% to 2.25%. Should the U.S. Federal Reserve further reduce its target for the federal funds rate, the interest rates we earn on variable rate loans will adjust downward, reducing our interest revenue. In such event, while we would expect to reduce the rates we pay on our deposits, generally we expect that the interest rates we earn on our loans will decrease further and more rapidly than the rates we pay on deposits, thereby reducing our net interest margin and net interest income.

We have increased and plan further growth in deposits in a specific market niche, which creates an industry concentration and a customer concentration. We have made a special effort to obtain noninterest bearing deposits from title agencies. These deposits are held for short periods of time by title agencies pending the disbursement of funds in mortgage loan or mortgage loan refinancing transactions. Deposits from title agencies represented 42.6% and 70.2% of our total noninterest bearing deposits at December 31, 2007 and December 31, 2006, respectively, which creates a real estate industry concentration. In addition, there is a customer concentration since seven title agencies accounted for approximately 3.0% and 7.0% of our total deposits at December 31, 2007 and December 31, 2006, respectively. These deposits can fluctuate greatly during any given month and from month to month depending on transaction scheduling and overall market conditions, and like all deposits, are subject to seasonal and cyclical market fluctuations and are particularly sensitive to slow real estate markets. In order to meet the withdrawal needs of these customers, we monitor our liquidity on a daily basis. While we have benefited from this market niche, we are exposed to liquidity and concentration risks attendant to changes in real estate markets, which could adversely impact our overall performance and financial position.

Our legal lending limit may limit our growth. We are limited in the amount we can lend to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2007, we were able to lend approximately $2.3 million to any one borrower. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain customers seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.

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

We depend on the services of key personnel, including Mark H. Anders, A. Gary Rever and John D. Muncks. We cannot be certain that we will be able to retain such personnel or hire replacements, and the loss of Mr. Anders, Mr. Rever, Mr. Muncks or other key personnel could disrupt our operations and result in reduced earnings or additional losses. Our goal is to be a customer-focused and relationship-driven organization. We expect our ability to operate profitably will depend in a large part on the relationships maintained with our customers by our executives. We have entered into employment agreements with Mr. Anders, our president and chief executive officer, Mr. Rever, an executive vice president and our chief financial officer and Mr. Muncks, an executive vice president and our chief lending officer, but the existence of such agreements does not assure that we will be able to retain their services. The unexpected loss of the services of Mr. Anders, Mr. Rever, Mr. Muncks or other key personnel could have a material adverse effect on our operations and could prolong our inability to achieve profitability. We have sought to mitigate this risk by including non-compete provisions in the employment agreements of Mr. Anders, Mr. Rever and Mr. Muncks.

Also, our anticipated growth and success, in large part, will be due to the services provided by our mortgage banking officers and the employees of our residential mortgage division. The simultaneous loss of services of a number of these persons could have a material adverse effect on our operations and our business could suffer. Our mortgage loan originators are not a party to any employment agreement with us and they could terminate their employment with us at any time and for any reason.

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

The costs of being a public company are proportionately higher for small companies like us due to the requirement of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We have experienced an increase in compliance costs, including costs related to internal controls and the requirement that our auditors attest to and report on management’s assessment of our internal controls, as a result of the Sarbanes-Oxley Act. The management assessment provision regulations are applicable to us beginning in 2007. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

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

Towson

We acquired our headquarters, which is a full service banking center and office facility located at 500 York Road in Towson, Maryland, on December 31, 1997 for $650,000 through a former wholly owned subsidiary, AmericasBank Holdings Corporation. The building is two stories and approximately 7,000 square feet situated on .2026 acres of land. The first floor contains approximately 2,700 square feet of retail banking space, the second floor contains approximately 1,800 square feet of office space and the basement contains approximately 2,500 square feet of retail office space. In the past, we had leased the basement level office space and part of the second floor office space. Currently, we utilize all of this space for our operations. Our banking center at this location opened in September 1999. Total deposits at the banking center were approximately $54.4 million at December 31, 2007.

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

Highlandtown

We lease approximately 1,430 square of office space located in the Highlandtown Village Shopping Center at 3860 East Lombard Street, Baltimore, Maryland from an unaffiliated party for use as a banking center. The initial term of the lease commenced on October 18, 2000, and expired on October 30, 2005. Total deposits at this location were approximately $12.0 million at December 31, 2007.

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

Frederick

We lease approximately 1,600 square feet of office space at 100 North Court Street, Frederick, Maryland for our Frederick area loan origination office. The lease commenced on July 10, 2006, and has a term of one year. Base rent for the year is $2,200 per month. The lease contains two options to renew for one year each with increased monthly base rent. This lease was renewed in 2007 and the base rent increased to $2,266 per month.

Annapolis

We lease approximately 2,481 square feet of office space at 1419 Forest Drive, Annapolis, Maryland for our Annapolis loan origination office and banking center. The lease commenced on May 1, 2007, and has a term of five years with no options to renew. Base rent for the year is $4,962 per month and base rent is $5,111, $5,264, $5,422, and $5,585 per month for years two, three, four and five, respectively. Total deposits at this location were approximately $5.0 million at December 31, 2007.

We believe that our properties are maintained in good operating condition and are suitable and adequate for our current operational needs.

Item 3.	Legal Proceedings

From time to time, AmericasBank Corp. and AmericasBank may be involved in litigation relating to claims arising out of its normal course of business. As of December 31, 2007, there were no material pending legal proceedings to which AmericasBank Corp. or AmericasBank was a party or to which any of their properties are subject, nor were there proceedings known to AmericasBank Corp. to be contemplated by any governmental authority. As of December 31, 2007, there were no material proceedings known to AmericasBank Corp., pending or contemplated, in which any director, officer or affiliate or any principal security holder of AmericasBank Corp. is a party adverse to AmericasBank Corp. or AmericasBank or has a material interest adverse to AmericasBank Corp. or AmericasBank.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2007 to a vote of security holders of AmericasBank Corp.

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

	Sale Price Range
	High	Low
2006
First Quarter	$7.75	$7.00
Second Quarter	7.75	6.80
Third Quarter	7.38	6.70
Fourth Quarter	7.45	6.35

	High	Low
2007
First Quarter	$7.10	$6.30
Second Quarter	7.42	5.99
Third Quarter	6.90	4.52
Fourth Quarter	6.40	2.95

Stock Options and Stock Warrants

As of March 14, 2008, AmericasBank Corp. had outstanding 2,654,202 shares of common stock held by approximately 224 shareholders of record, options to purchase 254,935 shares of common stock and warrants to purchase 292,765 shares of common stock.

The options and warrants consist of:

•	Currently exercisable and unexercisable options to purchase 254,935 shares of common stock at an average exercise price of $7.84 and with exercise prices ranging from $5.64 to $48.00 per share; and

•	Currently exercisable warrants to purchase 292,765 shares of common stock at an average exercise price of $29.25 and with exercise prices ranging from $12.80 per share to $52.00 per share.

The following table sets forth information as of December 31, 2007, about AmericasBank Corp. common stock that may be issued pursuant to awards made under AmericasBank Corp.’s equity compensation plans. All shares listed are issuable upon the exercise of options under AmericasBank Corp. 1998 Stock Option Plan and 2004 Stock Incentive Plan.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	254,935	$7.84	563,665
Equity compensation plans not approved by security holders	—	—	—

Total	254,935	$7.84	563,665

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

We are organized under the Maryland General Corporation Law, which prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the charter permits otherwise, the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights on dissolution are superior to those receiving the distribution. In addition, because we are a bank holding company, the Federal Reserve Board may impose requirements on the payment of dividends by us. Among other things, the Federal Reserve Board has issued guidance that states, in general, that an entity experiencing financial difficulties—such as AmericasBank Corp.—should not pay or continue to pay dividends unless (i) the entity’s net income over the prior year is sufficient to fund all dividends and (ii) the earnings retained by the entity is consistent with the entity’s capital needs, asset quality and overall financial condition.

Our ability to pay any cash dividends in the future will depend primarily on AmericasBank’s ability to pay cash dividends to us. AmericasBank may only pay dividends if it is in compliance with certain regulatory requirements governing the payment of dividends by it. In general, under Maryland law, AmericasBank will not be able to pay dividends so long as it has an accumulated deficit. As of December 31, 2007, AmericasBank has an accumulated deficit of approximately $8.7 million.

Recent Sales of Unregistered Securities

None

SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial information. We derived the information for the two years ended December 31, 2007, from our audited consolidated financial statements. This information should be read together with “Management’s Discussion and Analysis Of Financial Condition and Results Of Operations” and our financial statements and the related notes included elsewhere in this report. Results for past periods are not necessarily indicative of results that may be expected for any future period.

	At or for the Year Ended December 31,
	2007	2006
Income Statement Data:
Net interest income	$5,154,582	$3,396,158
Provision for loan and lease losses	3,230,271	656,500
Noninterest revenue	462,744	469,014
Noninterest expenses	4,668,336	3,639,506
Income taxes	—	—
Net loss	$(2,281,281)	$(430,834)

Per Share and Shares Outstanding Data:
Basic net loss per common share	$(0.86)	$(0.18)
Diluted net loss per common share	$(0.86)	$(0.18)
Cash dividends declared	—	—
Book value per common share at period end	$5.13	$6.03
Tangible book value per common share at period end (1)	$5.05	$5.94
Common shares outstanding, period end	2,654,202	2,654,202
Average common shares outstanding, basic	2,654,202	2,338,003
Average common shares outstanding, diluted	2,654,202	2,338,003

Balance Sheet Data:
Total assets	$146,121,693	$108,158,098
Total loans, net	125,738,589	84,586,933
Total deposits	131,588,004	91,584,537
Stockholders’ equity	$13,622,838	$15,992,396

Performance Ratios:
Return on average assets	(1.81)%	(0.49)%
Return on average equity	(14.21)%	(3.16)%
Net interest margin	4.16%	4.02%
Dividend payout ratio	—	—

Asset Quality Ratios:
Allowance to period-end loans	2.14%	1.20%
Non-performing loans to allowance for loan and lease losses	90.72%	75.08%
Non-performing assets to total assets	1.71%	0.71%
Net chargeoffs (recoveries) to average loans	1.38%	—

Capital Ratios:
Total risk-based capital ratio	11.56%	21.63%
Tier I risk-based capital ratio	10.30%	20.38%
Tier I leverage capital ratio	9.26%	15.21%
Total equity to total assets	9.32%	14.79%

(1)	Excludes unamortized premium paid for the loans and deposits purchased from Rushmore Trust & Savings, FSB in 1997, and goodwill from the purchase of certain assets of uvm Mortgage Marketing, Inc. in October, 2004.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Strategy

Our long-term strategy has been to become a family of high-performing community banking centers, each organized to look, act, and feel like an independent local bank with its own separate identity. Each of the community banking centers in this family will operate as a division of AmericasBank, and all of the centers will share centralized services including operating systems and processing, funds transfer, loan administration and credit policy oversight, compliance and risk management, and human resources administration. Each banking center will be staffed by a president and team of business development officers, including a residential and commercial mortgage lending group.

Our strategy has been to focus on promoting business entrepreneurship and home ownership by delivering value-added products and services to selected customers in the communities that we serve. Specifically, we have sought to obtain low-cost core deposits from small businesses in our market areas, and then invest those funds primarily into in-market residential and commercial real estate loans and commercial loans as we identify opportunities via our network of mortgage originators and community bankers. Obtaining low-cost core deposits in lieu of depending on high rate certificates of deposit will reduce our overall cost of funds and ultimately improve our net interest margin.

We had been using the $11 million in capital that we raised in our 2006 offering to execute this expansion strategy, which allows us to effectively leverage our investment in bank and loan operations. In furtherance of our strategy, during 2007, we organized banking centers in the Towson and Annapolis markets, and we had been seeking to identify and enter as many as three additional markets in Central Maryland by 2012. During 2007, our assets increased from $108 million at December 31, 2006 to $146 million at December 31, 2007.

However, during the year ended December 31, 2007, we incurred net losses of $2.3 million, which reduced stockholders’ equity to $13.6 million. As a result of the reduction in our stockholders’ equity combined with our growth in assets, our capital ratios have decreased. With our lower capital ratios, we presently are unable to grow our assets and liabilities significantly in furtherance of our long-term strategy. See “Item 1. Description of Business — Risk Factors — Recent losses have reduced our capital and impaired our ability to execute our business plan. Efforts to increase capital could be dilutive to stockholders’ ownership interests.” Accordingly, we currently are in the process of reevaluating our long-term strategy.

We have engaged Howe Barnes Hoefer & Arnett, a nationally recognized investment banking firm that specializes in providing advisory services to community financial institutions, to assist us with an assessment of our strategic alternatives. These alternatives might include raising additional capital, taking the Company private, or a possible business combination, among other strategies. The purpose of this strategic assessment is to determine a course of action most likely to generate consistent earnings, a sound and well-capitalized balance sheet, exemplary customer service, opportunities for employees, and the maximum return for shareholders. However, no assurance can be made that any transactions will result from this process.

Recent Developments in Real Estate Lending

Our rapid loan growth in 2006 and 2007 was facilitated in part by the establishment of relationships with select brokers for residential mortgage loans, including loans for the construction of new homes to borrowers who intended to occupy the house as their primary residence. We tended to rely on these brokers to perform basic due diligence on loans. This reliance on the brokers, particularly with one of those brokers, has been the cause of many of our loan problems. We have revised our policies and procedures regarding broker selection and due diligence on brokered loans in order to eliminate the kinds of problems that we have experienced.

We have made significant additions to staff beginning in February of 2007 and continuing through December of 2007 to help us administer our increased loan volume. We have also formalized and documented our policies and procedures regarding project and builder evaluation and construction loan management, and instituted a series of checks and balances to ensure compliance.

We experienced $922,107 in charge-offs on three brokered loans that were related to a developer. One loan was directly to the developer to purchase a lot and build a model and two loans were to individuals purportedly to build primary residences. As a result of a meeting with one of the borrowers in January 2008, we have reason to believe that fraud was motive for these transactions at inception. All three loans involved modular homes, and the Bank made advances for the modular homes without verifying the delivery of the modular units. Although the Bank had an agreed upon modular home draw procedure that specified that funding was to be made directly to the modular builder upon delivery and setting of the modular units, the Bank’s construction loan department funded to the draw schedule that was contrary to the Bank’s procedure.

Summary of Recent Performance

For the year ended December 31, 2007, our net loss was $2,281,281, compared to a net loss of $430,834 for the prior year. Basic and diluted loss per common share were $(0.86) for the year ended December 31, 2007, compared to $(0.18) for the year ended December 31, 2006.

Net interest income increased by $1,758,424 or 51.8% to $5,154,582 for the year ended December 31, 2007 from $3,396,158 for the year ended December 31, 2006. Average interest earning assets increased by $39,368,379 or 46.6% to $123,837,253 for the year ended December 31, 2007, from $84,468,874 for the year ended December 31, 2006, primarily due to our growth in loans. Balance sheet growth and a change in the mix of assets positively influenced our net interest margin increasing it to 4.16% for the year ended December 31, 2007, from 4.02% for the year ended December 31, 2006.

The provision for loan and lease losses was $3,230,271 for the year ended December 31, 2007, compared to $656,500 for the year ended December 31, 2006. We recorded $2,886,356 of the total provision for 2007 in the quarter ended December 31, 2007, to establish reserves for loans charged off, special provisions for non accrual loans and downgraded loans, and for loan growth. The provision in the fourth quarter of 2007 also included approximately $922,000 for three residential construction loans to a related group of borrowers where we uncovered evidence of possible fraud by outside parties against the Bank.

Noninterest revenue decreased $6,270 for the year ended December 31, 2007 to $462,744, from $469,014 for the year ended December 31, 2006. The decrease for the year ended December 31, 2007, was from a $19,266 decrease in mortgage banking gains and fees to $355,135 for the year ended December 31, 2007, from $374,401 for the year ended December 31, 2006. The decline in mortgage banking gains and fees was partially offset by an increase in service charges on deposit accounts and other fees. The production from our mortgage loan origination group was affected by the softness in the residential real estate market. We originate and sell loans as a correspondent lender and as a broker. This group also provided numerous loan opportunities for us to consider that resulted in our extending credit to borrowers for portfolio loans.

Noninterest expenses increased $1,028,830 or 28.3% to $4,668,336 for the year ended December 31, 2007, from $3,639,506 for the same period in 2006. The significant increase in 2007 compared to 2006 is mostly attributable to expansion activities consisting of a new loan origination unit and banking center in Annapolis, and the addition of three banking professionals in our Towson banking center. As part of our strategy to create local market identity, we opened our banking center in Annapolis under the trade name of Annapolis Community Bank. At approximately the same time, we began operating our Towson location under the trade name of Towson Community Bank. By operating the Annapolis and Towson Community Banks as divisions of AmericasBank and not separately chartered banks, we believe that we can deliver high quality service to our customers with a local market identity, while leveraging the operating platform that we have established and become more efficient over time.

Total assets were $146,121,693 on December 31, 2007, an increase of $37,963,595 or 35.1% over the December 31, 2006 level of $108,158,098.

Loans and leases, net of allowance, at December 31, 2007 were $125,738,589, an increase of $41,151,656 or 48.7% above the $84,586,933 reported at December 31, 2006. Our construction and land development loans (also referred to as acquisition, development and construction “ADC”) were $65,989,380 at December 31, 2007, representing approximately 51.3% of our total loans. Approximately $43,271,367 or 70.1% of our ADC loan concentration is to commercial borrowers, with the remaining $19,718,013 or 29.9% of total loans to owner occupied builders. ADC loans generally provide a high yield and were an integral part of our growth strategy. Our concentration in these loans began to increase as the turmoil in the real estate industry intensified and the permanent loan (our primary source of repayment) from the secondary market was changed or eliminated. Our investors and developers are faced with carrying inventory for a longer period than anticipated. Our consumer borrowers who qualified for these products when we originated the ADC loan are now faced with finding permanent financing in a tighter credit market with property values declining.

Non accruing loans increased to $1,717,337 at December 31, 2007, from $624,127 at December 31, 2006. Our non-performing assets were $2,499,287 or 1.71% of total assets at December 31, 2007, compared to $770,184 or 0.71% of total assets at December 31, 2006. Non performing assets include non accruing loans, foreclosed real estate and loans past due over 90 days.

The allowance for loan and lease losses was $2,754,938 or 2.14% of loans at December 31, 2007, compared to $1,025,821 or 1.20% of loans at December 31, 2006. In the fourth quarter of 2007 we performed an extensive review of our exposure in ADC loans. The portion of allowance for loan and lease losses provided for ADC loans was $1,978,448 or 3.00% of the total ADC loans outstanding at December 31, 2007, compared to $428,193 or 1.97% of all ADC loans outstanding at December 31, 2006. Loans charged off for the year ended December 31, 2007 were $1,520,079, of which $1,352,107 occurred in the fourth quarter of 2007. Approximately $922,000 of the loans charged off in the fourth quarter of 2007 was for loans where we suspect that a fraud was committed against the Bank by outside parties.

Total deposits were $131,588,004 at December 31, 2007, which represents a $40,003,467 or 43.7% increase from $91,584,537 at December 31, 2006. Interest-bearing deposits increased $40,001,547 or 48.5% to $122,511,679 at December 31, 2007, from $82,510,132 at December 31, 2006. Noninterest bearing deposits increased $1,920 to $9,076,325 at December 31, 2007, from $9,074,405 at December 31, 2006. Interest bearing deposits increased primarily as a result of the offering of premium rate certificates of deposit through an Internet-based service and through print advertising in local newspapers. While noninterest bearing deposits were flat in 2007 when compared to 2006, we experienced a 42.0% decline in deposits from title companies whose activity is driven by the real estate transactions. The decrease in noninterest bearing deposits from title companies was offset by growth in noninterest checking and business checking accounts. This growth is attributable to our efforts to increase core deposits as part of our strategic initiatives in the Towson and Annapolis markets.

Total stockholders equity was $13,622,838 at December 31, 2007, a decrease of $2,369,558 from the $15,992,396 reported at December 31, 2006.

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

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

Net interest income for the year ended December 31, 2007 increased 51.8% to $5,154,582 from $3,396,158 for the year ended December 31, 2006. The increase is primarily attributable to a 46.6% increase in average interest earning assets to $123,837,253 for the year ended December 31, 2007 from $84,468,874 for the year ended December 31, 2006.

Total interest revenue increased by $3,917,122 to $10,331,078 for the year ended December 31, 2007, from $6,413,956 for the year ended December 31, 2006. The increase is primarily attributable to an increase in interest revenue from loans and leases, partially offset by a decrease in interest revenue from federal funds sold and Federal Home Loan Bank deposit. Interest revenue from loans and leases increased for the year ended December 31, 2007 by $4,110,599 or 76.0%. Interest revenue from federal funds sold and Federal Home Loan Bank deposit decreased for the year ended December 31, 2007 by $205,502 or 24.7%.

An increase in average loans was the primary factor contributing to the significant increases in interest revenue between the comparable periods. Average loans excluding loans held for sale increased by $43,596,351 or 67.2% for the year ended December 31, 2007 to $108,430,102 from $64,833,751 for the year ended December 31, 2006. The yield on loans increased to 8.78% for the year ended December 31, 2007, from 8.35% for the year ended December 31, 2006.

Average federal funds sold and Federal Home Loan Bank deposits decreased by $4,443,795 or 26.6% for the year ended December 31, 2007, to $12,271,299 from $16,715,094 for the year ended December 31, 2006. The yield on these funds increased to 5.10% for the year ended December 31, 2007, from 4.97% for the year ended December 31, 2006.

Interest expense increased by $2,158,698 or 71.5% for the year ended December 31, 2007, to $5,176,496 from $3,017,798 for the year ended December 31, 2006. The increase in interest expense was due to our growth in average interest-bearing deposits and an increase in the rates paid on deposits as a result of the rise in market interest rates and our offering of premium rate certificates of deposit.

Average interest bearing deposits increased by $36,355,872 or 55.0% for the year ended December 31, 2007, compared to the same period in 2006. The average rate paid on interest-bearing deposits increased to 5.04% for the year ended December 31, 2007, from 4.56% for the year ended December 31, 2006. The majority of the increase in average interest-bearing deposits was attributable to our growth in certificates of deposit and money market accounts resulting from our local marketing efforts, certificates of deposit offered through retail brokered channels, and the use of an Internet-based service to offer certificates of deposit.

Average noninterest-bearing deposits decreased by $300,172 or 4.2% for the year ended December 31, 2007 to $6,777,683 from $7,077,855 for the year ended December 31, 2006. The decrease in noninterest bearing deposits was primarily due to a decrease in deposits by our title agency customers.

Short-term borrowings consist of daily advances under our secured line of credit from the Federal Home Loan Bank of Atlanta and securities sold under and agreement to repurchase. Short-term borrowings averaged $218,567 in 2007 with an average rate paid of 4.66%. There were no short-term borrowings in 2006.

The increase in yields on earning assets and rates on interest-bearing liabilities was also affected by higher market rates throughout 2007 as compared to 2006. The Federal Reserve’s target for the federal funds averaged approximately 5.05% in 2007, and approximately 4.96% in 2006. The federal funds target rate at December 31, 2007 was 4.25%. In response to turmoil in the real estate industry, the Federal Reserve took significant actions at the beginning of 2008 by lowering the target federal funds rate to 3.50% on January 22, 2008, to 3.00% on January 30, 2008, and to 2.25% on March 18, 2008. We expect the net margin on earning assets to contract in 2008 as a result of these actions and possible further rate reductions in 2008. The net margin on earning assets increased to 4.16% for the year ended December 31, 2007 from 4.02% for the year ended December 31, 2006.

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

Average Interest Rates/Yields

	Year Ended December 31,
	2007			2006
	Average balance	Interest	Yield/ Rate	Average balance	Interest	Yield/ Rate
Assets:
Federal Funds Sold and FHLB deposit	$12,271,299	$625,976	5.10%	$16,715,094	$831,478	4.97%
FHLB and FRB stock	659,963	39,905	6.05%	463,374	27,183	5.87%
Investment Securities	187,110	8,107	4.33%	30,000	896	2.99%
Loans held for sale	2,288,779	135,621	5.93%	2,426,655	143,529	5.91%
Loans:
Residential real estate	29,092,984	2,507,192	8.62%	30,450,608	2,508,375	8.24%
Construction and land development	48,356,694	4,365,333	9.03%	12,309,902	1,074,988	8.73%
Commercial, including real estate	18,843,228	1,618,953	8.59%	11,735,367	979,275	8.34%
Commercial finance leases	655,810	49,285	7.52%	1,574,429	111,585	7.09%
Home equity	11,292,677	966,257	8.56%	8,402,094	710,377	8.45%
Installment	188,709	14,449	7.66%	361,351	26,270	7.27%

Total loans	108,430,102	9,521,469	8.78%	64,833,751	5,410,870	8.35%

Total interest earning assets	123,837,253	10,331,078	8.34%	84,468,874	6,413,956	7.59%

Allowance for loan and lease losses	(1,207,766)			(558,061)
Noninterest-bearing cash	1,248,716			1,595,680
Premises and equipment	1,328,952			1,022,733
Other assets	1,046,208			661,345

Total assets	126,253,363			87,190,571

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	4,548,741	135,315	2.97%	4,834,925	156,640	4.33%
NOW money market and escrow	19,071,655	960,044	5.03%	14,929,501	725,403	4.86%
Certificates of deposit	78,887,367	4,070,955	5.16%	46,387,465	2,135,755	4.60%

Total interest-bearing deposits	102,507,763	5,166,314	5.04%	66,151,891	3,017,798	4.56%
Noninterest-bearing deposits	6,777,683	—		7,077,855	—

	109,285,446	5,166,314	4.73%	73,229,746	3,017,798	4.12%

Other borrowings	218,567	10,182	4.66%

	109,504,013	5,176,496	4.73%
Other liabilities	697,691			323,546
Stockholders’ equity	16,051,659			13,637,279

Total Liabilities and Stockholders’ Equity	$126,253,363			$87,190,571

	—
				—
Net interest spread			3.61%			3.47%
Net interest income		$5,154,582			$3,396,158

Net margin on earning assets			4.16%			4.02%

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest revenue or expense due to both volume and rate is divided proportionately between the rate and volume variances.

Rate/Volume Variance Analysis

	Year Ended December 31, 2007 compared to 2006 Variance due to :			Year Ended December 31, 2006 compared to 2005 Variance due to :
	Total	Rate	Volume	Total	Rate	Volume
Interest Earning Assets:
Federal Funds Sold and FHLB Deposit	$(205,502)	$20,690	$(226,192)	$385,365	$250,337	$135,028
FHLB and FRB stock	12,722	859	11,863	15,254	1,433	13,821
Investment Securities	7,211	572	6,639	(7,257)	(3,548)	(3,709)
Loans held for sale	(7,908)	262	(8,170)	28,900	20,309	8,591
Loans:
Residential real estate	(1,183)	113,188	(114,371)	1,208,412	132,129	1,076,283
Construction and land development	3,290,345	37,481	3,252,864	739,183	152,196	586,987
Commercial, including real estate	639,678	29,810	609,868	274,702	46,361	228,341
Commercial finance leases	(62,300)	6,367	(68,667)	(83,153)	774	(83,927)
Home equity	255,880	8,646	247,234	409,683	82,231	327,452
Installment	(11,821)	1,331	(13,152)	(2,658)	702	(3,360)

Total interest revenue	3,917,122	219,206	3,697,916	2,968,431	682,924	2,285,507

Interest-bearing Liabilities
Savings	(21,325)	(17,936)	(3,389)	43,889	54,344	(10,455)
NOW, money market and escrow	234,641	26,963	207,678	507,967	96,908	411,059
Certificates of deposit	1,935,200	284,647	1,650,553	780,789	271,113	509,676

Total interest-bearing deposits	2,148,516	293,674	1,854,842	1,332,645	422,365	910,280

Other borrowings	10,182	—	10,182	—	—	—
Net interest income	$1,758,424	$(74,468)	$1,832,892	$1,635,786	$260,559	$1,375,227

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

The provision for loan and lease losses was $3,230,271 for the year ended December 31, 2007, compared to $656,500 for the year ended December 31, 2006. The provision for each period reflects our risk assessment of the portfolio and the growth in loan and lease balances outstanding. We had net loans charged off of $1,501,154 in 2007, compared to net loan recoveries of $2,411 in 2006.

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

The allowance for loan and lease losses represented 2.14% and 1.20% of total loans at December 31, 2007 and December 31, 2006, respectively. The increase in the allowance as a percentage of total loans is due to the special reserves and a change in the risk assessment and composition of our loans. A primary focus of our lending activities is loans secured by a first lien on a one-to-four family property and loans secured by home equity loans. AmericasBank has no exposure to foreign countries or foreign borrowers. Management believes that the current allowance for loan and lease losses is adequate.

The following table represents an analysis of the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses

	Year Ended December 31,
	2007	2006
Balance, beginning of period	$1,025,821	$366,910
Provision for loan and lease losses	3,230,271	656,500
Chargeoffs:
Residential real estate	—	—
Construction and land development	1,520,079	—
Commercial, including real estate	—	7,230
Commercial finance leases	—	—
Home equity	—	—
Installment	—	—

Total chargeoffs	1,520,079	7,230
Recoveries:
Residential real estate	—	—
Construction and land development	—	—
Commercial, including real estate	18,925	9,641
Commercial finance leases	—	—
Home equity	—	—
Installment	—	—

Total recoveries	18,925	9,641

Net chargeoffs (recoveries)	1,501,154	(2,411)

Balance, end of period	$2,754,938	$1,025,821

Allowance for loan losses to total loans	2.14%	1.20%
Ratio of net-chargeoffs (recoveries) during the period to average loans outstanding during period	1.38%	0.00%

The following table provides a breakdown of the allowance for loan and lease losses as of December 31, 2007 and 2006.

Allocation of Allowance for Loan and Lease Losses

	December 31,
	2007		2006
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category
Residential real estate (1)	$296,978	20.37%	$324,548	42.45%
Construction and land development (1)	1,978,448	51.27%	428,193	25.40%
Commercial, including real estate (1)	291,057	17.93%	153,269	18.46%
Commercial finance leases	5,369	0.33%	48,560	1.29%
Home equity	181,042	10.01%	54,517	12.11%
Installment	1,114	0.09%	16,734	0.29%
Unallocated	930	—	—	—

Total	$2,754,938	100.00%	$1,025,821	100.00%

(1)	Our residential real estate loans, construction and land development, and commercial loans, including real estate, include owner occupied residential mortgages and one-to-four family and multi-family mortgages to investors.

Noninterest Revenue

Noninterest revenue consisted primarily of mortgage banking gains and fees from the sale of mortgage loans, and service charges on deposit accounts, which includes debit card fees and ATM fees. Noninterest revenue decreased $6,270 for the year ended December 31, 2007, to $462,744, from $469,014 for the year ended December 31, 2006.

The decrease for the year ended December 31, 2007, was primarily from a $19,266 decrease in mortgage banking gains and fees to $355,135 for the year ended December 31, 2007, from $374,401 for the year ended December 31, 2006. We experienced a decline in the origination of loans to be sold in the secondary market that was consistent with the softness in the real estate market in our region.

Service charges on deposit accounts and other fees increased to $107,609 for the year ended December 31, 2007, from $94,613 for the year ended December 31, 2006. The increase was primarily from fees on business accounts and ATM service charges. We have an ATM at our Towson and Highlandtown banking locations.

Noninterest Expenses

Noninterest expenses for the year ended December 31, 2007, were $4,668,336, compared to $3,639,506 for the same period in 2006. The increase for the year ended December 31, 2007 was $1,028,830 or 28.3%.

Salaries increased $585,469 to $2,189,415 for the year ended December 31, 2007 from $1,603,946 for the year ended December 31, 2006. We had forty-six full-time equivalent employees at December 31, 2007, compared to thirty-three full-time equivalent employees at December 31, 2006. For our Towson banking center, we added a banking center president, a commercial relationship manager, and a business and community development officer. These three veteran bankers are charged with transforming our Towson location into the banking center model described above under “Strategy.” In Annapolis, Maryland, we added a banking center president, a senior mortgage loan officer, a senior mortgage loan administrator, a banking center manager, and two customer service representatives. We also added a commercial mortgage lending officer and administrative staff in Towson to support loan growth. In all, we have added approximately $800,000 in annual salaries related to our expansion. The expense associated with these new hires mostly began in the second and third quarters of 2007, accounting for the 36.5% increase in salaries in 2007. The increase in salaries for the year ended December 31, 2007 was partially offset by an increase in the amount of salary expense deferred as a direct cost of loan origination. We deferred $73,302 more in salary costs in 2007, compared 2006, due to our increased loan origination activity.

Stock-based compensation for the year ended December 31, 2007 decreased $257,239 to a credit of $(121,390) from $135,849 the year ended December 31, 2006. The credit to salary expense in 2007 resulted from the forfeiture of stock options issued subject to certain performance based criteria and hurdles under the 2004 Stock Incentive Plan. A provision in the option vesting rules permitted the carryover of unvested options to future years if certain performance measurements were satisfied, but others were not. The deterioration in loan quality and loans charged off in 2007 were well below the performance standards. This triggered the vesting adjustment clause in the plan thereby causing all unvested option for years 2004, 2005, 2006 and 2007 to be forfeited. The total number of performance options forfeited was 129,331. Our executive officers (Mr. Anders, Mr. Rever and Mr. Muncks) held 104,257of the total options forfeited.

Employee benefits increased $121,592 to $596,980 for year ended December 31, 2007, from $475,388 for the year ended December 31, 2006. The increase was mainly in payroll taxes, our match of employee contributions to benefit plans, and health care benefits. For competitive reasons, we expanded our employee benefit package and human resource function in 2006 by engaging the services of Administaff, a professional employer organization. The increase in employee benefits for the year ended December 31, 2007, was partially offset by a $54,094 increase in the amount of benefit expense deferred as a direct cost of loan origination.

Occupancy expense increased $131,820 to $344,598 for the year ended December 31, 2007, from $212,778 for the year ended December 31, 2006. The increase is primarily from additional rent and depreciation of leasehold improvements from the expansion of our mortgage business in Frederick, Maryland, the relocation of our Towson mortgage operation group from our headquarters building to leased space, and additional rent and depreciation of leasehold improvements from the opening of the Annapolis banking center. The $98,662 increase in rent expense to $181,464 for the year ended December 31, 2007, from $82,802 for the year ended December 31, 2006, accounted for a majority of the increase in occupancy expense.

Furniture and equipment expense increased $53,769 to $173,135 for the year ended December 31, 2007 from $119,366 for the year ended December 31, 2006. The increase was mostly in depreciation expense arising from an increase in furniture and equipment purchased to support our expansion and business unit relocation activities.

Other expense increased $136,180 to $1,364,208 for the year ended December 31, 2007 from $1,228,028 for the year ended December 31, 2006. The increase in other expense included advertising and business development activities, FDIC deposit insurance premiums, loan expenses for problem loans, telephone and director fees. To support our expansion efforts in 2007, we increased advertising and business development expenses by $54,334 to $176,593 for the year ended December 31, 2007, from $122,259 for the year ended December 31, 2006. Premiums paid to the FDIC increased by $40,481 to $56,193 for the year ended December 31, 2007, from $15,712 for the year ended December 31, 2006. This increase was related to the increase in deposits balances outstanding in 2007 compared to 2006, and to an increase in the assessment rate of the deposit premium charged by the FDIC under the risk-based assessment system amended for 2007.

Income Taxes

We have not incurred any income tax liability since our inception. At December 31, 2007 and 2006, we had net tax operating loss carryforwards of approximately $6,811,660 and $5,473,747, respectively, available to offset future taxable income. The carryforwards at December 31, 2007, will expire beginning in 2017.

Net Loss

Our net loss for the year ended December 31, 2007 was $2,281,281 or $(0.86) per basic and diluted common share, an increase of $1,850,447 from the loss of $430,834 or $(0.18) per basic and diluted common share for the year ended December 31, 2006.

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

The investment portfolio at December 31, 2007 was $921,783, an increase of $891,783 from the $30,000 in investment securities at December 31, 2006. We increased our investment securities during 2007 by investing in U.S. Treasury securities and government agency notes. These added investments have a maturity of one year or less and were pledged as collateral for sales of securities under a repurchase agreement. The investment portfolio at December 31, 2007 and 2006 also included a single equity security carried at $30,000.

The following table sets forth a summary of the investment securities as of the periods indicated. Available for sale securities are reported at estimated fair value. There were no held to maturity securities in our portfolio as of December 31, 2007 or 2006. We did not have tax exempt obligations for any of the periods shown.

Investment Securities

	December 31,
	2007	2006
Available for sale secuirties
U.S. Treasury securities	$149,929	$—
U. S. government agency notes	741,854	—
Equity security	30,000	30,000

Total available for sale	$921,783	$30,000

U.S. Treasury securities and government agency notes note are carried at their fair value as determined by a third party pricing service. The equity investment is stock held in Atlantic Central Bankers Bank and has no stated term. In addition to our equity investment, we sell overnight federal funds at the prevailing market rate to Atlantic Central Bankers Bank, and we have also purchased participations in loans from them. Currently, Atlantic Central Bankers Bank reports that it has approximately 350 shareholder banks. This low number of shareholders limits the marketability and trading environment for the stock. Recent sales of Atlantic Central Bankers Bank stock by Atlantic Central Bankers Bank indicates that there has been no loss in the fair value of our investment.

The following table shows the amortized cost, fair value and weighted average yield of our securities at December 31, 2007.

Investment Securities Available for Sale

Year ended December 31, 2007

	Amortized cost	Fair value	Weighted Average Yield
U.S. government and agency securities	$891,252	$891,783	4.63%
Equity security	30,000	30,000	2.80%

	$921,252	$921,783	4.33%

Loan Portfolio

The loan portfolio, net of allowance, unearned fees and origination costs increased $41,151,656 or 48.7% to $125,738,589 at December 31, 2007, from $84,586,933 at December 31, 2006. Construction and land development loans increased by $44,208,604 (203.0%), commercial loans including commercial real estate loans increased by $7,253,908 (45.8%), and home equity loans increased by $2,494,288 (24.0%) from their respective balances at December 31, 2006. In 2007, with the turmoil in the real estate market, we experienced a slowdown in the pace at which our borrowers were refinancing their construction loans with permanent financing. This condition contributed to the large increase to our construction and land development loans in 2007. Residential real estate loans decreased by $10,187,803 (28.0%), installment loans decreased by $129,605 (51.9%) and commercial finance leases decreased by $680,238, (61.3%), from their respective balances at December 31, 2006, from payoffs and principal amortization. We have reduced our efforts to grow the lease portfolio. Going forward, we expect to continue to see wide changes in our loan categories as we experience scheduled payoffs and as we grow our loan portfolio, particularly residential real estate loans.

Loans secured by real estate comprise the majority of the loan portfolio. AmericasBank’s loan customers are generally located in the greater Baltimore metropolitan area.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio December 31,
	2007	%	2006	%
Residential real estate (1) (2)	$26,218,921	20.37%	$36,406,724	42.45%
Construction and land development (1) (2)	65,989,380	51.27%	21,780,776	25.40%
Commercial, including real estate (1) (2)	23,085,090	17.93%	15,831,182	18.46%
Commercial finance leases	429,487	0.33%	1,109,725	1.29%
Home equity	12,882,734	10.01%	10,388,446	12.11%
Installment	119,990	0.09%	249,595	0.29%

	128,725,602	100.00%	85,766,448	100.00%

Deferred loan origination fees, net of cost	(232,075)		(153,694)
Allowance for loan and lease losses	(2,754,938)		(1,025,821)

	$125,738,589		$84,586,933

(1)	Our loan portfolio includes owner occupied residential mortgages and one-to-four family and multi-family mortgages to investors. At December 31, 2007, $15,704,677 of residential real estate loans, $45,804,807 of construction and land development loans, and $8,656,819 of commercial loans, including real estate loans, were to investors. At December 31, 2006, $23,475,679 of residential real estate loans and $6,244,244 of commercial loans, including real estate loans, were to investors.

(2)	The variance in these loan categories between December 31, 2007, and December 31, 2006, was also effected by the re-evaluation and expansion of our internal classifications that we implemented in the first quarter of 2007. As a result of this improvement, approximately $10 million in Residential real estate loans and $6 million in Commercial, including real estate loans, were reclassified into the Construction and land development loan category.

The following table presents the scheduled loan maturity or repricing of our loan portfolio at December 31, 2007. Certain loans classified as variable rate in the table below have a scheduled maturity or repricing period, however the rate for these loans are typically tied to a rate index such as the prime rate. The rate on these loans will change with a change to the index and may result in a different repricing date as depicted in the table below.

Loan Maturity or Repricing Distribution at December 31, 2007

	1 year or less	1-5 years	After 5 years	Total
Residential real estate	$11,283,221	$14,010,592	$925,108	$26,218,921
Construction and land development	57,584,731	7,178,994	1,225,655	65,989,380
Commercial, including real estate	6,717,619	13,890,435	2,477,036	23,085,090
Commercial finance leases	81,762	347,725	—	429,487
Home equity	12,799,567	83,167	—	12,882,734
Installment	24,674	8,003	87,313	119,990

Total loans	$88,491,574	$35,518,916	$4,715,112	$128,725,602

Fixed rate	$22,466,546	$15,917,337	$3,376,096	$41,759,979
Variable rate	66,025,028	19,601,579	1,339,016	86,965,623

Total loans	$88,491,574	$35,518,916	$4,715,112	$128,725,602

Asset Quality

We perform monthly reviews of all delinquent loans and leases and loan officers are charged with working with customers to resolve potential credit issues and payment delinquency in a timely manner. We generally classify loans and leases as nonaccrual when collection of full principal and interest under the original terms of the credit is not expected or payment of principal or interest has become 90 days past due. Classifying a credit as nonaccrual results in us no longer accruing interest on such loan or lease and reversing any interest previously accrued but not collected. We will generally restore a nonaccrual loan or lease to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments in a timely manner and in accordance with the original repayment schedule. Generally, we credit all interest payments received on nonaccruing credits to the principal balance of the loan or lease to reduce our credit exposure. If we have collateral that mitigates our credit exposure, we may recognize interest as income when received. We had no restructured loans as of December 31, 2007, or December 31, 2006.

The table below provides detail on nonaccruing and charged off loans by loan classification. We have been most active in construction and land development lending, which is also referred to as acquisition, development and construction (ADC). We are heavily concentrated in ADC lending with approximately $66.0 million or 51% of the total loans outstanding at December 31, 2007 in this loan class. ADC loans constituted $1.6 million of the $1.7 million in nonaccruing loans at December 31, 2007, and all of the $1.5 million of charged off loans for the year ended December 31, 2007 were related to ADC loans. The ADC loans charged off in the table below included $922,107 for the loans where we suspect that a fraud was committed against the Bank by outside parties.

Loan Quality by Classification

December 31, 2007

	Total Loans	Nonaccruing		Charged off
Loan Classification		Loans	% of Class	Loans	% of Class
Residential real estate	$26,218,921	$92,815	0.35%	$—	—
Construction and land development (ADC)	65,989,380	1,624,522	2.46%	1,520,079	2.30%
Commercial, including real estate	23,085,090	—	—	—	—
Commercial finance leases	429,487	—	—	—	—
Home equity	12,882,734	—	—	—	—
Installment	119,990	—	—	—	—

	$128,725,602	$1,717,337	1.33%	$1,520,079	1.18%

At December 31, 2007, $70,166,302, or 54.5% of gross loans, were loans to investors to acquire and develop, through new construction or rehabilitation, residential and commercial properties for resale or to hold as investment properties (investor loans). Loans to investors are more speculative and involve a higher degree of credit risk than lending to borrowers who plan to occupy the property as a primary residence, or as a location to conduct their business. Credit risk are heightened for investor loans because repayment of the loans often depends on positive cash flow from the operation of the property, the income of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. The quality of this portfolio tends to be more volatile depending on the supply and demand for residential real estate in general and expectations about future market appreciation in particular. The table below details our loans to investors by loan class.

Investor Loans by Classification

December 31, 2007

	Total Loans	Investor Loans
Loan Classification		Loans	% of Class
Residential real estate	$26,218,921	$15,704,677	59.90%
Construction and land development (ADC)	65,989,380	45,804,807	69.41%
Commercial, including real estate	23,085,090	8,656,819	37.50%
Commercial finance leases	429,487	—	—
Home equity	12,882,734	—	—
Installment	119,990	—	—

	$128,725,602	$70,166,303	54.51%

Information about non-performing loans is as follows:

	December 31,
	2007	2006
Nonaccrual loans	$1,717,337	$624,127
Unrecorded interest on nonaccrual loans	63,886	107,569
Loans past due 90 days or more and still accruing interest	341,950	146,057
Specific reserve for non accrual loans included in the allowance for loan and lease losses	398,364	198,106

Nonaccrual loans are comprised of seven loans and we had one loan past due more than 90 days that was still accruing interest. Our largest nonaccrual exposure is three loans for the purchase of residential building lots and the construction of modular homes in a residential subdivision to a related group of borrowers. We now believe that fraud was the motive for what appeared to be a diversion on funds advanced to the builder/developer for the construction of modular homes by the modular home manufacturer. The outstanding amount on these three loans after offsetting for cash collateral totaled $1,585,433. In the fourth quarter of 2007, AmericasBank charged off $922,107 on these loans. We believe that the remaining loan balances of $663,327 is recoverable from the value of the unimproved building lots securing the loans and other cash collateral totaling $100,827 which was not offset at year end. We established a reserve in our allowance for loan and lease losses of $140,625, or 25% of the non-cash secured balance as a contingency in the event further charges are necessary once the liquidation value of the building lots is established. We have totally discounted the value of all other collateral except for the building lots and the cash, including junior liens on other properties, and are pursuing all avenues of potential recovery.

Our next largest nonaccrual loan is an $800,000 loan to a land developer to finance costs on a several development projects. Our loan is secured by undeveloped residential building lots owned by the developer. We considered our primary source of repayment to be the sale of developed lots financed by other lenders or the placement of land development loans on new projects. These sources of repayment did not materialize as planned, causing our loan to be in default. We have instituted foreclosure proceedings and charged off $300,000 of the $800,000 loan at December 31, 2007, due to a sharp decline in the value of the undeveloped lots securing our loan. We established a reserve in our allowance for loan and lease losses of $200,000 on the remaining loan balance as contingency in the event further charges are necessary once the liquidation value of our collateral is established.

Of the remaining three loans on nonaccrual, two are to investors for the acquisition and renovation of properties in Baltimore City to be marketed for resale, and one is a residential mortgage loan. The larger of the two investor loans is a loan of $361,195 where the borrower abandoned the project and has disappeared. We charged off $130,000 of the balance at December 31, 2007, and established a reserve in the allowance for loan and lease losses of $46,239 at December 31, 2007, as contingency in the event further charges are necessary once the liquidation value of our collateral is established. This property went to foreclosure sale in February 2008 and was purchased at auction by the Bank.

The residential mortgage is a loan secured by property in Washington County that was abandoned and the Bank has instituted foreclosure proceedings. This loan balance is $92,815 and we established a reserve in the allowance for loan and lease losses of $13,922 on the balance as a contingency in the event in property is not sold at auction for our loan balance.

The loan that was past due by 90 days or more at December 31, 2007, is to an investor for the acquisition and renovation of a residential property in Baltimore City. This loan was delinquent because it had matured. The maturity was extended in the first quarter of 2008 and the loan is no longer classified as a nonperforming asset.

We anticipate that nonaccrual loans will continue to increase in 2008, reflecting weakening conditions in the real estate market.

We had one foreclosed property carried at $440,000 at December 31, 2007. This property was related to one loan in which we held an approximately 10% participation. Our portion of the loan balance was $589,127 at December 31, 2006. This loan was a participation in a loan to a land developer for the purchase and development of raw land that was under contract for sale as developed lots to a national homebuilder. The project ran into delays during the permitting process related primarily to storm water management issues. As a result of the delays, the interest reserve was exhausted, causing the loan to go into default. The banks demanded payment and filed a foreclosure action on the property. The bank participant group purchased the property at the foreclosure auction during the second quarter of 2007. We reduced the carrying value of this nonperforming loan from $589,127 to $440,000, and reclassified the asset to foreclosed real estate at June 30, 2007.

We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan and lease losses. We write off impaired loans when collection of the loan is doubtful. We generally classify nonaccrual loans and leases as impaired. As of December 31, 2007 and December 31, 2006, no credit had been identified as impaired other than the nonaccrual loans and leases described above.

We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan and lease losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, we generally require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of December 31, 2007, we had $440,000 in foreclosed real estate. As of December 31, 2006, we had no foreclosed real estate.

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

At December 31, 2007, our total deposits have increased by $40,003,467 or 43.7% to $131,588,004 from $91,584,537 at December 31, 2006. Interest-bearing deposits increased $40,001,547 or 48.5% to $122,511,679 at December 31, 2007, from $82,510,132 at December 31, 2006. In addition, our noninterest-bearing deposits increased $1,920 to $9,076,325 at December 31, 2007, from $9,074,405 at December 31, 2006.

A majority of the increase in our interest bearing deposits was in certificates of deposit and money market accounts. The growth in these accounts was due to our utilization of the Internet-based service, retail brokered certificates of deposit and the use of print advertising in local newspapers to offer certificates of deposit and other interest bearing core deposit products. At December 31, 2007, we had $31,357,868 in certificates of deposit issued through the

Internet-based service at an average cost of approximately 5.09%. Deposits from this source represented 25.6% of our interest bearing deposits as of December 31, 2007, compared to 24.8% at December 31, 2006. At December 31, 2007, we had $27,662,000 in retail brokered certificates of deposit at an average cost of approximately 5.25%. Deposits from this source represented 22.6% of our interest bearing deposits as of December 31, 2007, compared to 9.7% at December 31, 2006.

We increased our money market accounts by $3,233,466 to $18,213,798 or 21.6% at December 31, 2007, from $14,980,332 at December 31, 2006, reflecting our strategy to reduce the bank’s reliance on certificates of deposit as a funding source.

Our noninterest bearing deposits increased in 2007 by $1,920 to $9,076,325 at December 31, 2007, from $9,074,405 at December 31, 2006. Deposits from title companies were $3,695,315 at December 31, 2007, compared to $6,373,548 at December 31, 2006. These are monies held for short periods of time pending the disbursement of funds in mortgage loan or mortgage loan refinancing transactions. The balances on deposit with us from these depositors can fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. The $2,678,233 or 42.0% decrease in these balances in 2007 from 2006 was the direct result in the decline in the real estate market. These balances at December 31, 2007 and 2006, represent 40.7% and 70.2%, respectively, of our noninterest bearing deposits which creates a real estate industry concentration. In order to meet the withdrawal needs of these customers, we monitor our liquidity on a daily basis. The decrease in noninterest bearing deposits from title companies was offset by growth in noninterest checking and business checking accounts. This growth is attributable to our efforts to increase core deposits as part of our strategic initiatives in the Towson and Annapolis markets.

The following table sets forth the composition of our deposits as of December 31, 2007 and December 31, 2006:

	2007	2006
Noninterest-bearing	$9,076,325	$9,074,405

Interest-bearing:
NOW accounts	1,129,445	865,476
Advances from borrowers for insurance and taxes	43,810	31,033
Money market	18,213,798	14,980,332
Savings	4,390,673	4,734,618
Certificates of deposit, $100,000 or more	45,512,135	22,019,141
Other certificates of deposit	53,221,818	39,879,532

	122,511,679	82,510,132

Total deposits	$131,588,004	$91,584,537

The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2007.

	Certificates of Deposit Maturity Distribution December 31, 2007
	Three Months or Less	Over Three Months to Six Months	Over Six Months to Twelve Months	Over Twelve Months	Total
Certificates of deposit:
Less than $100,000	$11,351,101	$12,630,768	$15,333,924	$13,906,025	$53,221,818
Greater than or equal to $100,000	8,348,203	16,637,771	15,960,572	4,565,589	45,512,135

Total	$19,699,304	$29,268,539	$31,294,496	$18,471,614	$98,733,953

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

Within a three month period, we have a positive gap of 32.23% of total assets shaped mostly by our variable rate loans. In the next four to twelve months, this gap lessons to a negative gap of 1.52% of total assets, attributable to maturities of certificates of deposit. This suggests that the net yield on interest earning assets may decrease in the short term during periods of falling interest rates. However, a simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rate, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

The table below presents our interest rate sensitivity at December 31, 2007. The chart is as of a point in time, and reflects only the contractual terms of the loan or deposit accounts in assigning assets and liabilities to the various repricing periods except that interest-bearing transaction deposits with no contractual maturity, such as money market, NOW and savings accounts, have been allocated over a one-year period. Because certain categories of securities and loans reprice before their maturity date even without regard to interest rate fluctuations, we use its respective repricing date in the table below.

	Interest Sensitivity Analysis December 31, 2007
	Maturing or Repricing
	Within 3 Months	4 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets:
Investment securities	$30,000	$891,783	$—	$—	$921,783
Loans	66,542,727	21,948,847	35,518,916	4,715,112	128,725,602
Loans held for sale	2,672,361	—	—	—	2,672,361
Federal Home Loan Bank and Federal Reserve Bank stock	663,750	—	—	—	663,750
Federal funds sold and Federal Home Loan Bank deposit	9,066,090	—	—	—	9,066,090

Total interest earning assets	78,974,928	22,840,630	35,518,916	4,715,112	142,049,586

Interest Bearing Liabilities:
Interest-bearing transaction deposits	9,693,527	9,693,526	—	—	19,387,053
Savings accounts	2,492,581	1,898,092	—	—	4,390,673
Time deposits	19,699,304	60,563,035	18,471,614	—	98,733,953

Total interest-bearing deposits	31,885,412	72,154,653	18,471,614	—	122,511,679

Period Gap	$47,089,516	$(49,314,023)	$17,047,302	$4,715,112	$19,537,907

Cumulative Gap	$47,089,516	$(2,224,507)	$14,822,795	$19,537,907

Cumulative Gap / Total Assets	32.23%	-1.52%	10.14%	13.37%

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. We monitor our federal funds sold position on a daily basis in that this is our primary source of liquidity. From time to time we sell or participate out loans to create additional liquidity as required. Additional liquidity is also available from our loans held for sale, which amounted to $2,672,361 at December 31, 2007.

The Federal Home Loan Bank of Atlanta initiated a credit review of AmericasBank and in January 2007 we were informed that credit availability was re-established for AmericasBank at 10% of total assets. On October 25, 2007, our credit availability was increased to 20% of total Bank assets. All advances and other credit products requested under the credit availability must be fully secured with eligible collateral. The Bank is approved to borrow up to 80% of pledged single family residential loans or approximately $16.0 million at December 31, 2007. There were no advances outstanding at December 31, 2007.

We also have a $1.0 million secured line of credit from a correspondent financial institution secured by eligible investment securities. There were no outstanding balances on this line at December 31, 2007, or December 31, 2006.

Our immediate sources of liquidity are cash and due from banks and short term investments. As of December 31, 2007, we had $3,886,945 in cash and due from banks, and $9,066,090 in federal funds sold and deposits at the Federal Home Loan Bank. Management has made a decision to maintain liquidity instead of investing in investment securities in order to ensure that funds are readily available to fund the growth of the loan portfolio.

Our deposits from title agencies and our certificates of deposit from the Internet-based service are subject to significant volatility, thereby increasing our need to have funds available. The balances on deposit with us from the title company depositors can fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. The depositors from the Internet-based service are generally from outside our market area and are seeking high rate certificates of deposit. If we do not continue to offer premium rates, these depositors will not retain their accounts with us. Over the long term, adding more core deposits will reduce our reliance on premium certificates of deposit as a funding source and will reduce deposit volatility.

We have sufficient liquidity to meet our loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. We are not aware of any demands, trends, commitments, or events that would result in our inability to meet anticipated or unexpected liquidity needs.

Capital

Our stockholders’ equity amounted to $13,622,838 at December 31, 2007, a decrease of $2,369,558 from the $15,992,396 reported at December 31, 2006.

The following table shows the regulatory capital ratios of AmericasBank Corp. and the minimum capital ratios currently required by our banking regulator to be “well capitalized” and “adequately capitalized.” We are considered “well capitalized.” For a discussion of these capital requirements, see “Description of Business – Supervision and Regulation—Capital Adequacy Guidelines” and “- Prompt Corrective Action.”

AmericasBank Corp.

(in thousands)

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007

Total capital (to risk-weighted assets)	$15,050	11.56%	$10,417	8.00%	$13,021	10.00%
Tier 1 capital (to risk-weighted assets)	13,408	10.30%	5,209	4.00%	7,813	6.00%
Tier 1 capital (to average assets)	13,408	9.26%	5,790	4.00%	7,238	5.00%

December 31, 2006

Total capital (to risk-weighted assets)	$16,740	21.63%	$6,190	8.00%	$7,738	10.00%
Tier 1 capital (to risk-weighted assets)	15,772	20.38%	3,095	4.00%	4,643	6.00%
Tier 1 capital (to average assets)	15,772	15.21%	4,149	4.00%	5,186	5.00%

AmericasBank
(in thousands)

December 31, 2007

Total capital (to risk-weighted assets)	$14,373	11.04%	$10,417	8.00%	$13,021	10.00%
Tier 1 capital (to risk-weighted assets)	12,731	9.78%	5,209	4.00%	7,813	6.00%
Tier 1 capital (to average assets)	12,731	8.79%	5,790	4.00%	7,238	5.00%

December 31, 2006

Total capital (to risk-weighted assets)	$16,063	20.76%	$6,190	8.00%	$7,738	10.00%
Tier 1 capital (to risk-weighted assets)	15,095	19.51%	3,095	4.00%	4,643	6.00%
Tier 1 capital (to average assets)	15,095	14.55%	4,149	4.00%	5,186	5.00%

Return on Average Assets and Average Equity

The ratio of net income to average equity and average assets and certain other ratios are as follows:

Return on Average Assets and Average Equity

	December 31,
	2007	2006
Average total assets	$126,253,363	$87,190,571

Average equity	$16,051,659	$13,637,279

Net loss	$(2,281,281)	$(430,834)

Cash dividends declared	$—	$—

Return on average assets	(1.81)%	(0.49)%

Return on average equity	(14.21)%	(3.16)%

Average stockholders’ equity to average total assets	12.71%	15.64%

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

Outstanding loan commitments and lines and letters of credit at December 31, 2007 are as follows:

Loan commitments	$28,427,669
Unused lines of credit	14,977,083
Letters of credit	46,420

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

The value of the options was estimated using the Black-Scholes option pricing model with the option life estimated at 5-9 years. There were no modifications made to outstanding share options prior to the adoption of the fair value method. The compensation expense not yet recognized as of December 31, 2007, was approximately $187,238.

Net Deferred Tax Asset

AmericasBank Corp. has recorded a 100% valuation allowance against the net deferred tax asset since it is more likely than not that it will not be realized. At December 31, 2007 and 2006, AmericasBank Corp. has net operating loss carryforwards of approximately $6,811,660 and $5,473,747 available to offset future taxable income. The current carryforwards will expire beginning in 2017.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill no longer be amortized over an estimated useful life, but rather be tested at least annually for impairment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess. Goodwill of $266,985 was recorded when we acquired certain assets and assumed certain liabilities of uvm Mortgage Marketing in October 2004. In June 2006, we agreed to separate our business relationship with the head of our Towson mortgage loan production office who was the former owner of uvm Mortgage Marketing. Among the terms of the separation agreement, the employee surrendered 12,500 shares of AmericasBank Corp common stock. These shares were unvested and expired under the terms of the purchase agreement dated October 4, 2004. Goodwill and stockholders’ equity were reduced by $64,750 to record the financial result of this transaction. As such, the carrying amount of goodwill at December 31, 2007 was $202,235. The goodwill will be tested at least annually for impairment.

Estimate of Costs to Originate Loans

The deferral of direct loan origination costs results in a reduction of salaries and other noninterest expense. We have developed a cost method to estimate our labor costs for originating loans. This estimate is re-evaluated at the end of every quarter and adjusted, if necessary.

Recent Accounting Pronouncements

Accounting pronouncements that have been approved by the Financial Accounting Standards Board that have not become effective as of December 31, 2007 follow. These pronouncements are not expected to have any impact on the financial statements of AmericasBank Corp.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This Statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. We do not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

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

Unlike industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, and may frequently reflect government policy initiatives or economic factors not measured by a price index. As discussed above, AmericasBank strives to manage its interest sensitive assets and liabilities in order to offset the effects of rate changes and inflation.

Item 7.	Financial Statements

The following consolidated financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2007 and 2006

Consolidated Statements of Operations – For the years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity – For the years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows – For the years ended December 31, 2007 and 2006

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

AmericasBank Corp.’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and management has assessed the effectiveness of AmericasBank Corp.’s internal control over financial reporting as of December 31, 2007, based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, AmericasBank Corp.’s management has concluded that AmericasBank Corp. maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of AmericasBank Corp.’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by AmericasBank Corp.’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit AmericasBank Corp. to provide only management’s report in this annual report

In addition, there were no changes in AmericasBank Corp.’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, AmericasBank Corp.’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act of the Registrant

Filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Definitive Proxy Materials distributed to stockholders in connection with the 2008 Annual Meeting of Stockholders

Item 10.	Executive Compensation

Filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Definitive Proxy Materials distributed to stockholders in connection with the 2008 Annual Meeting of Stockholders

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Definitive Proxy Materials distributed to stockholders in connection with the 2008 Annual Meeting of Stockholders

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Definitive Proxy Materials distributed to stockholders in connection with the 2008 Annual Meeting of Stockholders

Item 13.	Exhibits

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1(A)	Articles of Incorporation of AmericasBank Corp.

3.2(B)	Articles of Amendment of AmericasBank Corp. dated August 25, 2005.

3.3(B)	Articles of Amendment of AmericasBank Corp. dated August 22, 2005.

3.4(C)	Articles of Amendment of AmericasBank Corp. dated August 4, 2005.

3.5*	Articles of Amendment of AmericasBank Corp. dated February 6, 2004.

3.6*	Articles of Amendment of AmericasBank Corp. dated January 14, 2004.

3.7(G)	Article of Amendment dated June 10, 2004.

3.8(G)	Articles Supplementary adding Series A Preferred Stock dated March 28, 2003.

3.9(G)	Articles Supplementary removing Series A Preferred Stock dated September 29, 2004.

3.9(D)	Second Amended and Restated Bylaws of AmericasBank Corp.

4.1(A)	Form of Common Stock Certificates of AmericasBank Corp.

4.2(A)	Form of Purchase Warrant, Series A.

4.3(A)	Form of Purchase Warrant, Series B.

4.4(A)	Form of Purchase Warrant, Series C.

4.5(A)	Form of Purchase Warrant, Series E.

10.1(A)	Amended Employment Agreement between Mark H. Anders and AmericasBank Corp. dated July 18, 2003.

10.2(A)	Amended Employment Agreement between Arthur G. Rever and AmericasBank Corp. dated August 4, 2003.

10.3(A)	Amended Employment Agreement between John D. Muncks and AmericasBank Corp. dated July 28, 2003.

10.4(A)	AmericasBank Corp. 1998 Stock Option Plan.

10.5(E)	AmericasBank Corp. 2004 Stock Incentive Plan.

10.6(D)	Form of Incentive Stock Option Agreement for Employees other than Mark H. Anders, A. Gary Rever and John D. Muncks for the AmericasBank Corp. 2004 Stock Option Plan.

10.7(E)	Incentive Stock Option Grant Agreement dated March 11, 2004 between Mark Anders and AmericasBank Corp.

10.8(E)	Incentive Stock Option Grant Agreement dated March 11, 2004 between Gary Rever and AmericasBank Corp.

10.9(E)	Incentive Stock Option Grant Agreement dated March 11, 2004 between John Muncks and AmericasBank Corp.

10.10(F)	First Lease Option Confirmation Agreement dated September 28, 2005.

10.11(A)	Lease Agreement between Highlandtown Village Shopping Center and AmericasBank Corp.

10.12(F)	Increase in Salaries of Executive Officers.

10.13(J)	AmericasBank Corp. and AmericasBank Director Compensation Policy.

14(I)	Code of Ethics for Senior Financial Officers.

21(H)	Subsidiaries of the Registrant.

23.1	Consent of Rowles & Company, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed by AmericasBank Corp. as part of AmericasBank Corp.’s Registration Statement on Form SB-1, as amended, under the Securities Exchange Act of 1934, (File Number 333-28881).
(A)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Registration Statement Form SB-2 under the Securities Act of 1933, as amended (Registration Number 333-110947).
(B)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Current Report on Form 8-K filed August 26, 2005, under the Securities Act of 1933, as amended (Registration Number 000-22925).
(C)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Current Report on Form 8-K filed August 16, 2005, under the Securities Act of 1933, as amended (Registration Number 000-22925).
(D)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-119373).
(E)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp. Quarterly Report on Form 10-QSB filed on May 14, 2004.
(F)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Quarterly Report on Form 10-QSB filed on November 14, 2005.

(G)	Previously filed by AmericasBank Corp. as part of, and incorporated by reference from, AmericasBank Corp.’s Annual Report of Form 10-KSB filed on March 31, 2005.
(H)	Previously filed by AmericasBank Corp. as a part of, and incorporated by reference from, AmericasBank Corp.’s Registration Statement Form SB-2 under the Securities Act of 1933, as amended (Registration Number 333-130542).
(I)	Previously filed by AmericasBank Corp. as part of, and incorporated by reference from, AmericasBank Corp.’s Annual Report of Form 10-KSB filed on March 30, 2004.
(J)	Previously filed by AmericasBank Corp. as part of, and incorporated by reference from, AmericasBank Corp.’s Current Report on Form 8-K filed December 23, 2005, under the Securities Act of 1933, as amended (Registration Number 000-22925).

Note: Exhibits 10.1 through 10.9, 10.12 and 10.13 relate to management contracts or compensatory plans or arrangements.

Item 14.	Principal Accountant Fees and Services.

Filed by AmericasBank Corp. as part of, and incorporated by reference from, AmericasBank Corp.’s Definitive Proxy materials distributed to stockholders in connection with the 2008 annual meeting of stockholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICASBANK CORP.

Date: March 27, 2008	By:	/s/ Mark H. Anders
Mark H. Anders, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark H. Anders	President, CEO and Principal	March 27, 2008
Mark H. Anders	Executive Officer; Director

/s/ Nicholas J. Belitsos, M.D.	Secretary, Director	March 27, 2008
Nicholas J. Belitsos, M.D.

/s/ Richard C. Faint	Director	March 27, 2008
Richard C. Faint

/s/ Savas J. Karas	Director	March 27, 2008
Savas J. Karas

/s/ Allen S. Lloyd, Jr.	Director	March 27, 2008
Allen S. Lloyd, Jr.

/s/ Mark D. Noar, M.D.	Vice Chairman; Director	March 27, 2008
Mark D. Noar, M.D.

/s/ Kenneth D. Pezzulla	Director	March 27, 2008
Kenneth D. Pezzulla

/s/ A. Gary Rever	Executive Vice President, Chief	March 27, 2008
A. Gary Rever	Financial Officer; Principal Financial Officer and Principal Accounting Officer; Director, Assistant Secretary

/s/ Ramon Roig, M.D.	Director	March 27, 2008
Ramon F. Roig, M.D.

/s/ Graylin E. Smith	Director	March 27, 2008
Graylin E. Smith

/s/ Lee W. Warner	Chairman, Director	March 27, 2008
Lee W. Warner

/s/ John C. Weiss, III	Vice Chairman; Director	March 27, 2008
John C. Weiss, III

AmericasBank Corp. and Subsidiary

Consolidated Financial Statements

December 31, 2007

AmericasBank Corp. and Subsidiary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AmericasBank Corp.

Towson, Maryland

We have audited the accompanying consolidated balance sheets of AmericasBank Corp. and Subsidiary as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmericasBank Corp. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rowles & Company, LLP

Baltimore, Maryland
March 27, 2008

AmericasBank Corp. and Subsidiary

Consolidated Balance Sheets

December 31,	2007	2006
Assets
Cash and due from banks	$3,886,945	$3,960,807
Federal funds sold and Federal Home Loan Bank deposit	9,066,090	14,586,886

Cash and cash equivalents	12,953,035	18,547,693
Securities available for sale	921,783	30,000
Federal Home Loan Bank and Federal Reserve Bank stock at cost	663,750	609,250
Loans held for sale	2,672,361	2,267,250
Loans and leases, less allowance of $2,754,938 and $1,025,821	125,738,589	84,586,933
Foreclosed real estate	440,000	—
Premises and equipment	1,441,991	1,129,354
Accrued interest receivable	847,521	564,057
Goodwill	202,235	202,235
Intangible assets	12,213	17,850
Other assets	228,215	203,476

	$146,121,693	$108,158,098

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$9,076,325	$9,074,405
Interest-bearing	122,511,679	82,510,132

Total deposits	131,588,004	91,584,537
Short-term borrowings	217,031	—
Other liabilities	693,820	581,165

	132,498,855	92,165,702

Stockholders' equity
Common stock, par value $.01 per share; authorized 30,000,000 shares issued and outstanding 2,654,202 shares	26,542	26,542
Preferred stock, par value $.01 per share; authorized 5,000,000 shares issued and outstanding 0 shares	—	—
Additional paid-in capital	22,696,230	22,785,038
Accumulated deficit	(9,100,465)	(6,819,184)
Accumulated other comprehensive income	531	—

	13,622,838	15,992,396

	$146,121,693	$108,158,098

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Operations

Years ended December 31,	2007	2006
Interest revenue
Loans and leases, including fees	$9,521,469	$5,410,870
Federal funds sold and Federal Home Loan Bank deposit	625,976	831,478
Loans held for sale	135,621	143,529
Investment securities	48,012	28,079

Total interest revenue	10,331,078	6,413,956

Interest expense
Deposits	5,166,314	3,017,798
Short-term borrowings	10,182	—

Total interest expense	5,176,496	3,017,798

Net interest income	5,154,582	3,396,158

Provision for loan and lease losses	3,230,271	656,500

Net interest income after provision for loan and lease losses	1,924,311	2,739,658

Noninterest revenue
Service charges on deposit accounts and other fees	107,609	94,613
Mortgage banking gains and fees	355,135	374,401

Total noninterest revenue	462,744	469,014

Noninterest expenses
Salaries	2,189,415	1,603,946
Employee benefits	596,980	475,388
Occupancy	344,598	212,778
Furniture and equipment	173,135	119,366
Other	1,364,208	1,228,028

Total noninterest expenses	4,668,336	3,639,506

Loss before income taxes	(2,281,281)	(430,834)
Income taxes	—	—

Net loss	$(2,281,281)	$(430,834)

Loss per common share—basic and diluted	$(0.86)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Comprehensive income
	Shares	Par value
Balance, December 31, 2005	941,702	$9,417	$11,634,984	$(6,388,350)	$—
Net loss	—	—	—	(430,834)	—	$(430,834)
Unrealized gain (loss) on investment securities available for sale, net	—	—	—	—	—	—

Comprehensive income						$(430,834)

Stock-based compensation expense	—	—	184,490	—	—

Common stock surrendered	(12,500)	(125)	(64,625)	—	—
Common stock issued, net	1,725,000	17,250	11,030,189	—	—

Balance, December 31, 2006	2,654,202	26,542	22,785,038	(6,819,184)	—
Net loss	—	—	—	(2,281,281)	—	$(2,281,281)
Unrealized gain on investment securities available for sale, net	—	—	—	—	531	531

Comprehensive income						$(2,280,750)

Stock-based compensation expense	—	—	(88,808)	—	—

Balance, December 31, 2007	2,654,202	$26,542	$22,696,230	$(9,100,465)	$531

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

Years ended December 31,	2007	2006
Cash flows from operating activities
Interest received	$10,124,635	$6,173,395
Fees and commissions received	107,609	94,613
Interest paid	(5,150,015)	(2,825,044)
Proceeds from sales of loans held for sale	49,565,640	45,887,183
Originations of loans held for sale	(49,615,616)	(46,556,416)
Cash paid to suppliers and employees	(4,460,450)	(3,048,345)

	571,803	(274,614)

Cash flows from investing activities
Purchase of Federal Home Loan Bank and Federal Reserve stock	(54,500)	(370,750)
Purchase of investment securities available for sale	(889,892)	—
Loans and leases made, net of principal collected	(44,900,308)	(36,314,285)
Purchase of premises, equipment and software	(542,259)	(283,153)

	(46,386,959)	(36,968,188)

Cash flows from financing activities
Net increase in time deposits	36,835,279	20,415,751
Net increase in other deposits	3,168,188	3,993,304
Increase in short-term borrowings	217,031	—
Common stock surrendered	—	(64,750)
Proceeds from issuance of common stock, net	—	11,047,439

	40,220,498	35,391,744

Net decrease in cash and cash equivalents	(5,594,658)	(1,851,058)
Cash and cash equivalents at beginning of year	18,547,693	20,398,751

Cash and cash equivalents at end of year	$12,953,035	$18,547,693

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Continued)

Years ended December 31,	2007	2006
Reconciliation of net loss to net cash provided by operating activities
Net loss	$(2,281,281)	$(430,834)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	241,400	173,256
Accretion on investment discounts	(1,360)	—
Provision for loan and lease losses	3,230,271	656,500
Stock-based compensation	(88,808)	184,490
Amortization of loan premium and other intangible assets	5,637	5,650
Increase (decrease) in
Deferred loan fees and costs, net	78,381	60,457
Accrued interest payable	26,481	192,754
Other liabilities	86,174	73,880
Decrease (increase) in
Loans held for sale	(405,111)	(1,043,634)
Accrued interest receivable	(283,464)	(301,018)
Other assets	(36,517)	153,885

	$571,803	$(274,614)

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

Business

The Bank provides credit and deposit services to individuals and businesses located in Baltimore County, Baltimore City, and surrounding areas of central Maryland. In July 2006, the Bank expanded its credit services by opening a loan production office in Frederick, Maryland. In September 2007, the Bank opened a new banking center location in Annapolis, Maryland.

AmericasBank operates its banking center in the Towson, Maryland market under the trade name of Towson Community Bank, and the banking center in the Annapolis, Maryland market as Annapolis Community Bank.

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

The carrying amount of goodwill was $202,235 at December 31, 2007 and 2006, respectively.

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

Loss per share

Loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. There were 2,654,202 and 2,338,003 weighted average common shares outstanding during 2007 and 2006.

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

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

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

The Bank normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit were $44,642 for 2007 and $4,168 for 2006. The Bank also sells federal funds on an unsecured basis to the same banks. Average balances sold were $11,079,393 for 2007 and $16,096,755 for 2006. Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

4.	Investment Securities

Investment securities are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2007

Available for sale
U.S. Treasury securities	$149,314	$615	$—	$149,929
U.S. government agency notes	741,938	391	(475)	741,854
Equity security	30,000	—	—	30,000

	$921,252	$1,006	$(475)	$921,783

December 31, 2006
Available for sale
Equity	$30,000	$—	$—	$30,000

The U.S. Treasury securities and U.S. government agency notes were purchased in 2007 and have a maturity of one year or less. The unrealized losses are considered temporary and none are more than twelve months.

At December 31, 2007, investment securities consisted of U.S. Treasury securities, U.S. government agency notes and stock held in Atlantic Central Bankers Bank (ACBB). ACBB generally offers products and services to other banks. Ownership of the ACBB stock is restricted to banks and there is no active market for the stock. As there is no readily determinable fair value for these securities, they are carried at cost. At December 31, 2006, investment securities consisted of stock held in Atlantic Central Bankers Bank (ACBB).

There were no sales of securities prior to maturity in 2007 or 2006. At December 31, 2007, the U.S. Treasury securities and U.S. government agency notes investments were pledged as collateral for sales of securities under a repurchase agreement. There were no investment securities pledged at December 31, 2006.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

5.	Loans

Major classifications of loans are as follows:

	2007	2006
Residential real estate	$26,218,921	$36,406,724
Construction and land development	65,989,380	21,780,776
Commercial, including real estate	23,085,090	15,831,182
Commercial finance leases	429,487	1,109,725
Home equity	12,882,734	10,388,446
Installment	119,990	249,595

	128,725,602	85,766,448
Deferred loan origination fees, net of cost	(232,075)	(153,694)
Allowance for loan and lease losses	(2,754,938)	(1,025,821)

	$125,738,589	$84,586,933

The following table presents the maturities or repricing periods of our loan portfolio at December 31, 2007:

Loan Maturity or Repricing Distribution at December 31, 2007

	1 year or less	1-5 years	After 5 years	Total
Residential real estate	$11,283,221	$14,010,592	$925,108	$26,218,921
Construction and land development	57,584,731	7,178,994	1,225,655	65,989,380
Commercial, including real estate	6,717,619	13,890,435	2,477,036	23,085,090
Commercial finance leases	81,762	347,725	—	429,487
Home equity	12,799,567	83,167	—	12,882,734
Installment	24,674	8,003	87,313	119,990

Total loans	$88,491,574	$35,518,916	$4,715,112	$128,725,602

Fixed rate	$22,466,546	$15,917,337	$3,376,096	$41,759,979
Variable rate	66,025,028	19,601,579	1,339,016	86,965,623

Total loans	$88,491,574	$35,518,916	$4,715,112	$128,725,602

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

5.	Loans (Continued)

Transactions in the allowance for loan and lease losses were as follows:

	2007	2006
Balance, beginning of year	$1,025,821	$366,910
Provision charged to operations	3,230,271	656,500
Recoveries	18,925	9,641

	4,275,017	1,033,051
Loans charged off	1,520,079	7,230

Balance, end of year	$2,754,938	$1,025,821

Loans past due 90 days or more and still accruing interest	$341,950	$146,057

Information regarding nonaccrual loans is as follows:

	2007	2006
Nonaccrual loans	$1,717,337	$624,127
Unrecorded interest on nonaccrual loans	63,886	107,569
Specific reserve for nonaccrual loans included in the allowance for loan and lease losses	398,364	198,106

As of December 31, 2007 and 2006, management had not classified any loans as nonperforming other than the nonaccrual loans and the loans past due 90 days or more.

The Company’s average investment in nonperforming loans approximated the nonaccrual loans of $464,866 and $624,127 during 2007 and 2006, respectively. No interest income was recognized on nonperforming loans during the period of impairment.

The Bank makes loans and leases to customers located primarily in Baltimore County, Baltimore City, and surrounding areas of central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

6.	Credit Commitments

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows:

	2007	2006
Unused lines of credit
Residential real estate	$6,614,531	$15,538,907
Commercial, including real estate	1,235,386	1,097,157
Home-equity lines	7,127,166	5,519,348

	$14,977,083	$22,155,412

Construction and land development loan commitments	$28,427,669	$17,800,417

Letters of Credit	$46,620	$48,970

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

The executive officers and directors of the Bank enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. At December 31, 2007 and 2006, the total amounts of loans outstanding to executive officers and directors, including loans to their related interests, were $422,485 and $582,097, respectively. Activity in the loans during 2007 and 2006 was as follows:

	2007	2006
Balance, beginning of year	$582,097	$737,882
New loans	—	40,000
Payments	(159,612)	(195,785)

Balance, end of year	$422,485	$582,097

At December 31, 2007 and 2006, the total amounts of deposits outstanding from executive officers and directors, including their related interests, were $3,288,974 and $1,973,373, respectively.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

8.	Premises and Equipment

A summary of premises and equipment and the related depreciation follows:

	Useful lives	2007	2006
Land		$143,000	$143,000
Building and improvements	5 -40 years	1,132,925	947,629
Furniture and equipment	3 - 7 years	848,159	708,800
Leasehold improvements	3 -10 years	132,384	50,952
Automobile	5 years	42,503	—

		2,298,971	1,850,381
Accumulated depreciation		856,980	721,027

Net premises and equipment		$1,441,991	$1,129,354

Depreciation expense		$193,202	$130,276

Included in other assets at December 31, 2007 and 2006, is computer software carried at an amortized cost of $21,840 and $33,618, respectively. Software amortization expense was $48,198 and $42,980 in 2007 and 2006, respectively.

9.	Interest-Bearing Deposits

Major classifications of interest-bearing deposits are as follows:

	2007	2006
NOW accounts	$1,129,445	$865,476
Advances from borrowers for insurance and taxes	43,810	31,033
Money market	18,213,798	14,980,332
Savings	4,390,673	4,734,618
Certificates of deposit, $100,000 or more	45,512,135	22,019,141
Other certificates of deposit	53,221,818	39,879,532

	$122,511,679	$82,510,132

At December 31, 2007, certificates of deposit mature as follows:

Maturing in one year or less	$80,262,339
Maturing over one through two years	11,002,538
Maturing over two through three years	5,757,980
Maturing over three through four years	579,276
Maturing over four through five years	1,131,820

$98,733,953

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

10.	Lines of Credit

In January 2007 the Federal Home Loan Bank of Atlanta (FHLB) re-established a secured line of credit for the Bank. The Bank is approved to borrow up to 80% of pledged single family residential loans, or approximately $16 million. As of December 31, 2007 there were no outstanding FHLB advances. The Bank made daily advances under the FHLB line of credit in 2007. The average amount outstanding for 2007 was $136,986 and the average rate for the year was 5.14%. There were no amounts outstanding at any month-end during 2007.

The Bank also has an available secured line of credit of $1,000,000 from a correspondent bank. This line was not used during 2007 or 2006.

11.	Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase represent overnight borrowings from customers. The U.S. Treasury and government agency securities that are the collateral for these agreements are owned by the Bank and maintained in the custody of a nonaffiliated agent designated by the Bank. Additional information is as follows:

	2007	2006
Maximum month-end amount outstanding	$261,855	$—
Average amount outstanding	81,580	—
Average rate paid during the year	3.85%	—
Investment securities underlying the agreements at year end:
Carrying value	$891,783	$—
Estimated fair value	891,783	—

12.	Leases

The Bank occupies its Highlandtown location under the terms of a lease dated June 6, 2000. The lease commenced on December 17, 2000. The lease had an original term of five years with two options to renew for five years each. The Bank exercised its option for the first five-year renewal period.

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

On May 3, 2007, the Bank entered into a lease in Annapolis, Maryland for office space to be occupied by its Annapolis banking center and mortgage loan origination unit. The lease commenced on May 1, 2007 and has a term of five years.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

12.	Leases (Continued)

The leases call for the following minimum payments:

Year	Amount
2008	$158,952
2009	147,180
2010	148,106
2011	135,979
2012	34,230

$624,447

Rent expense was $181,464 and $82,802 for 2007 and 2006, respectively.

13.	Other Noninterest Expenses

A summary of other noninterest expenses follows:

	2007	2006
Professional services	$237,629	$269,601
Director fees	182,382	168,723
Advertising and business development	176,593	122,259
Data processing services	159,992	158,037
Loan expenses	83,817	59,647
ATM and credit card processing	68,552	63,893
Telephone	67,438	53,686
Postage and courier	64,154	58,978
Public company expenses and fees, excluding accounting and legal	56,447	54,646
Regulatory expenses	56,193	15,712
Amortization of intangible assets, including software	53,835	49,297
Stationery, printing, and supplies	48,395	36,031
Liability insurance	47,768	63,408
Correspondent bank charges	11,955	13,002
Other	49,058	41,108

	$1,364,208	$1,228,028

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

14.	Income Taxes

The Company has not incurred any income tax liability since its inception.

The statutory federal income tax rate was 34 % for 2007 and 2006. The Company’s effective tax rate for 2007 and 2006, was zero due to the net operating losses. The provision (benefit) for income taxes is reconciled as follows:

	2007	2006
Loss before income taxes	$(2,281,281)	$(430,834)

Tax provision at statutory rate	$(775,636)	$(146,484)
Increase (decrease) resulting from
State income taxes, less federal benefit	(105,395)	(19,904)
Net operating loss carryover	881,031	166,388

Provision for income taxes	$—	$—

The components of the net deferred taxes at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets
Allowance for loan losses	$872,063	$354,897
Intangible assets	—	8,693
Nonaccrual interest	25,200	41,543
Nonqualified stock option expense	32,038	18,785
Net operating loss, capital loss, and contribution carryforwards	2,710,428	2,137,359
Accumulated depreciation	31,854	33,892

Deferred tax assets	3,671,583	2,595,169
Deferred tax liability
Intangible assets	890	—
Deferred loan origination costs	314,646	243,900

Deferred tax liaibilities	315,536	243,900

Net deferred tax asset before valuation allowance	3,356,047	2,351,269
Valuation allowance	3,356,047	2,351,269

Net deferred tax asset	$—	$—

A 100% valuation allowance has been recorded against the net deferred tax asset since it is not more likely than not that it will be realized.

At December 31, 2007 and 2006, the Company has net federal tax operating loss carryforwards of approximately $6,811,660 and $5,473,747 available to offset future taxable income. The current carryforwards will expire beginning in 2017.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

15.	Employee Benefit Plans

Beginning in 2006, the Company adopted a savings investment plan which allows employees to defer certain amounts of compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Generally, all employees over the age of 21 are eligible to participate in the plan. Employees may elect to defer and contribute up to the statutory limits. The Company matches 100% of employee contributions up to 3% of total participant compensation. Employee and employer contributions are invested by plan trustees in employee-designated mutual funds.

For the years ending December 31, 2007 and 2006, the Company contributed $62,846 and $30,632 respectively, to the plans.

16.	Stock Options and Warrants

Stock options

In prior years, the Company granted stock options in accordance with the 1998 Stock Option Plan. When the stock options are vested, they may be exercised. The option price is equal to the estimated fair market value of the common stock at the date of grant. The options expire ten years after the date of grant if not exercised. The total number of shares granted for stock options under the 1998 Stock Option Plan was 18,600. As of December 31, 2007, a total of 14,605 shares remain available for grant.

On March 11, 2004, the Company adopted the 2004 Stock Incentive Plan that was subsequently approved by the shareholders in June 2004. The option price is equal to the estimated fair market value of the common stock at the date of grant. The options expire ten years after the date of grant if not exercised. Vesting of certain options may be subject to achievement of specific financial and non-financial performance objectives as set forth in the grants. The total number of shares granted for stock options under the 2004 Stock Incentive Plan is 800,000. As of December 31, 2007, a total of 549,060 shares remain available for grant. A provision in the option vesting rules permitted the carryover of unvested options to future years if certain performance measurements were satisfied but others were not. The deterioration in loan quality and loans charged off in 2007 were well below the performance standards. This triggered the vesting adjustment clause in the plan thereby causing all unvested options for years 2004 through 2007 to be forfeited. The total number of performance options forfeited was 129,331 options as a result of this performance measurement. The executive officers of the Company held 104,257 of the total performance options forfeited.

Information with respect to stock options is as follows for the years ended December 31:

	2007		2006
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	314,516	$8.29	296,758	$8.44
Exercised	—	—	—	—
Granted	71,500	6.14	43,000	7.10
Forfeited	(131,081)	7.99	(25,242)	8.00

Outstanding at end of year	254,935	$7.84	314,516	$8.29

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

16.	Stock Options and Warrants (Continued)

Stock options (Continued)

The weighted average fair value of options granted in 2007 and 2006 was $1.93 and $2.43 per share, respectively. The value was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	2007	2006
Expected volatility	24.93%	27.77%
Risk-free interest rate	4.62%	4.98%
Dividend yield	0.00%	0.00%
Expected lives	5 years	5 years

A summary of information about stock options outstanding is as follows at December 31, 2007:

Options Outstanding
Weighted average exercise price	Shares	Weighted average remaining life (Years)	Shares underlying options currently exercisable
$5.64	41,500	9.58	12,000
6.40	9,000	9.15	5,500
7.00	20,000	9.33	—
7.10	42,250	8.58	20,000
8.00	138,190	6.40	35,887
28.00	255	2.50	255
40.00	3,147	0.61	3,147
48.00	593	0.99	593

$7.84	254,935	7.52	77,382

At December 31, 2007, options to purchase 77,382 shares of the Bank’s common stock were vested and exercisable at a weighted average price of $8.96.

At December 31, 2007, there was $187,238 of total unrecognized compensation expense related to nonvested stock options to be recognized over the next five years.

Stock warrants

On September 2, 1998, the Company issued to the holders of record of its common stock on September 1, 1998, a dividend of one common stock purchase warrant for each share of common stock then held by the stockholders (the A Warrants). Each A Warrant entitles the holder to purchase one share of common stock at an exercise price of $40 per share, subject to adjustment for certain events, beginning any time after April 1, 2000, until the A Warrants expire on September 1, 2008. As of December 31, 2007 there were 75,000 A Warrants outstanding.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

16.	Stock Options and Warrants (Continued)

Stock warrants (Continued)

In connection with a unit offering on October 9, 1998, the Company issued warrants (B Warrants) to purchase an aggregate of 49,000 shares of the Company’s common stock. Each B Warrant entitles the holder to purchase one share of common stock at an exercise price of $52 per share, subject to adjustment for certain events, beginning any time after April 8, 2000, until the B Warrants expire on September 1, 2008. As of December 31, 2007, there were 49,000 B Warrants outstanding.

In connection with a private placement offering on May 31, 2002, the Company issued 23,750 warrants (the C Warrants) to purchase an aggregate of 118,750 shares of the Company’s stock. Each C Warrant entitles the holder to purchase five shares of common stock at an exercise price of $20 per share, subject to adjustment for certain events, beginning any time after March 1, 2003, until the C Warrants expire on September 1, 2008. As of December 31, 2007, there were 118,750 C Warrants outstanding.

In connection with a private placement offering on March 28, 2003, the Company issued 50,015 shares of Series A Preferred Stock and stock warrants (the E Warrants) to purchase an aggregate of 50,015 shares of the Company’s stock. Each E Warrant entitles the holder to purchase one share of common stock at an exercise price of $12.80 per share, subject to adjustment for certain events, beginning any time after March 1, 2003, until the E Warrants expire on September 1, 2008. On December 2, 2003, the Series A Preferred Stock was exchanged for 50,015 shares of the Company’s common stock on a one-for-one basis. As of December 31, 2007 there were 50,015 E Warrants outstanding.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

17.	Parent Company Financial Information

The balance sheets as of December 31, 2007 and 2006, and statements of operations for the years then ended, for AmericasBank Corp. (Parent only) are presented below:

Balance Sheets

December 31,	2007	2006
Assets
Cash	$677,080	$677,080
Investment in subsidiary	12,945,758	15,315,316

	$13,622,838	$15,992,396

Liabilities and Stockholders’ Equity
Liabilities	$—	$—

Stockholders’ equity
Common stock	26,542	26,542
Additional paid-in capital	22,696,230	22,785,038
Accumulated deficit	(9,100,465)	(6,819,184)
Accumulated other comprehensive income	531	—

	13,622,838	15,992,396

	$13,622,838	$15,992,396

Statements of Operations

Years Ended December 31,	2007	2006
Revenue	$—	$30
Expenses	—	—

Income (loss) before undistributed net loss of subsidiary	—	30
Equity in undistributed net loss of subsidiary	(2,281,281)	(430,864)

Net loss	$(2,281,281)	$(430,834)

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

18.	Capital Standards

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

AmericasBank Corp.

(in thousands)

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007

Total capital (to risk-weighted assets)	$15,050	11.56%	$10,417	8.00%	$13,021	10.00%
Tier 1 capital (to risk-weighted assets)	13,408	10.30%	5,209	4.00%	7,813	6.00%
Tier 1 capital (to average assets)	13,408	9.26%	5,790	4.00%	7,238	5.00%

December 31, 2006

Total capital (to risk-weighted assets)	$16,740	21.63%	$6,190	8.00%	$7,738	10.00%
Tier 1 capital (to risk-weighted assets)	15,772	20.38%	3,095	4.00%	4,643	6.00%
Tier 1 capital (to average assets)	15,772	15.21%	4,149	4.00%	5,186	5.00%

AmericasBank
(in thousands)

December 31, 2007

Total capital (to risk-weighted assets)	$14,373	11.04%	$10,417	8.00%	$13,021	10.00%
Tier 1 capital (to risk-weighted assets)	12,731	9.78%	5,209	4.00%	7,813	6.00%
Tier 1 capital (to average assets)	12,731	8.79%	5,790	4.00%	7,238	5.00%

December 31, 2006

Total capital (to risk-weighted assets)	$16,063	20.76%	$6,190	8.00%	$7,738	10.00%
Tier 1 capital (to risk-weighted assets)	15,095	19.51%	3,095	4.00%	4,643	6.00%
Tier 1 capital (to average assets)	15,095	14.55%	4,149	4.00%	5,186	5.00%

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

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

18.	Capital Standards (Continued)

As of December 31, 2007, the Company and the Bank met the regulatory requirements to be considered well capitalized. Management knows of no conditions that would change this classification.

19.	Fair Value of Financial Instruments

Fair value estimates, methods, and assumptions are summarized below for the Company’s financial instruments as of December 31, 2007 and 2006.

The carrying value and estimated fair value of financial instruments is summarized as follows:

	2007		2006
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Cash and cash equivalents	$12,953,035	$12,953,035	$18,547,693	$18,547,693
Investment securities	921,783	921,783	30,000	30,000
Loans held for sale	2,672,361	2,672,361	2,267,250	2,267,250
Loans	125,738,589	125,970,886	84,586,933	84,504,123

Liabilities
Deposits	$131,588,004	$131,887,827	$91,584,537	$91,416,553
Short-term borrowings	217,031	217,031	—	—

Cash and cash equivalents

The carrying amount for cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Investment securities

The fair value for U.S. Treasury securities and U.S. government agency notes was based upon market values from a pricing service. The Ownership in ACBB stock is restricted to banks, and there is no active market for the stock. There is no readily determinable fair value for these securities; they are carried at cost.

Loans held for sale

The fair value of loans held for sale is based on commitments to sell loans classified as held for sale to a correspondent lender.

Loans

The fair value of loans was calculated by discounting the anticipated cash flows based on contractual maturity, weighted-average coupon, and discount rate.

AmericasBank Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Continued)

19.	Fair Value of Financial Instruments (Continued)

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

Short-term borrowings

The carrying amount for short-term borrowings approximates fair value due to the short maturity of the borrowings.

20.	Selected Quarterly Financial Data

A summary of selected quarterly financial data is as follows for the years ended December 31:

	First quarter	Second quarter	Third quarter	Fourth quarter
	(Unaudited)
2007:
Interest revenue	$2,167,557	$2,481,771	$2,784,139	$2,897,611
Net interest income	1,123,486	1,246,530	1,379,537	1,405,029
Provision for loan and lease losses	158,000	59,415	126,500	2,886,356
Income (loss) before income taxes	119,361	123,046	23,252	(2,546,940)
Net income (loss)	119,361	123,046	23,252	(2,546,940)
Income (loss) per common share:
Basic and diluted	$0.04	$0.05	$0.01	$(0.96)

2006:
Interest revenue	$1,201,801	$1,411,071	$1,738,658	$2,062,426
Net interest income	610,008	805,400	924,874	1,055,876
Provision for loan and lease losses	55,000	34,000	470,000	97,500
Income (loss) before income taxes	(213,675)	8,952	(359,795)	133,684
Net income (loss)	(213,675)	8,952	(359,795)	133,684
Income (loss) per common share:
Basic and diluted	$(0.16)	$—	$(0.14)	$0.05

