Form 10-Q
period 2008-03-31
AMERICASBANK CORP
filed 2008-05-15
CIK 1040491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-22925

AmericasBank Corp.

(Exact name of registrant as specified in its charter)

Maryland	52-2090433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 York Road, Towson, Maryland 21204

Address of principal executive offices

(410) 823-0500

Registrant’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At May 2, 2008, the issuer had 2,654,202 shares of Common Stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AmericasBank Corp. and Subsidiary

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$2,004,724	$3,886,945
Federal funds sold and Federal Home Loan Bank deposit	17,334,497	9,066,090

Cash and cash equivalents	19,339,221	12,953,035
Securities available for sale	1,083,431	921,783
Federal Home Loan Bank and Federal Reserve Bank stock at cost	1,123,950	663,750
Loans held for sale	3,095,846	2,672,361
Loans and leases, less allowance of $3,115,295 and $2,754,938	133,806,780	125,738,589
Foreclosed real estate	785,000	440,000
Premises and equipment	1,376,993	1,441,991
Accrued interest receivable	819,808	847,521
Goodwill	202,235	202,235
Intangible assets	10,804	12,213
Other assets	242,180	228,215

	$161,886,248	$146,121,693

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$9,419,199	$9,076,325
Interest-bearing	127,680,788	122,511,679

Total deposits	137,099,987	131,588,004
Short-term borrowings	446,000	217,031
Long-term borrowings	10,500,000	—
Other liabilities	740,772	693,820

	148,786,759	132,498,855

Stockholders’ equity
Common stock, par value $.01 per share; authorized 30,000,000 shares issued and outstanding 2,654,202 shares	26,542	26,542
Preferred stock, par value $.01 per share; authorized 5,000,000 shares issued and outstanding 0 shares	—	—
Additional paid-in capital	22,712,288	22,696,230
Accumulated deficit	(9,644,057)	(9,100,465)
Accumulated other comprehensive income	4,716	531

	13,099,489	13,622,838

	$161,886,248	$146,121,693

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Interest revenue
Loans and leases, including fees	$2,563,640	$1,975,628
Federal funds sold and Federal Home Loan Bank deposit	112,437	157,132
Loans held for sale	39,192	25,066
Investment securities	22,635	9,731

Total interest revenue	2,737,904	2,167,557

Interest expense
Deposits	1,497,620	1,044,071
Short-term borrowings	4,405	—
Long-term borrowings	26,382	—

Total interest expense	1,528,407	1,044,071

Net interest income	1,209,497	1,123,486

Provision for loan and lease losses	445,965	158,000

Net interest income after provision for loan and lease losses	763,532	965,486

Noninterest revenue
Service charges on deposit accounts and other fees	24,980	25,018
Mortgage banking gains and fees	120,406	66,870

Total noninterest revenue	145,386	91,888

Noninterest expenses
Salaries	689,008	421,501
Employee benefits	193,961	141,276
Occupancy	98,006	67,970
Furniture and equipment	45,480	37,230
Other	426,055	270,036

Total noninterest expenses	1,452,510	938,013

Income (loss) before income taxes	(543,592)	119,361

Income taxes	—	—

Net income (loss)	$(543,592)	$119,361

Income (loss) per common share—basic and diluted	$(0.20)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Comprehensive income
	Shares	Par value
Balance, December 31, 2006	2,654,202	$26,542	$22,785,038	$(6,819,184)	$—
Net income	—	—	—	119,361	—	$119,361
Unrealized gain (loss) on investment securities available for sale, net	—	—	—	—	—	—

Comprehensive income						$119,361

Stock-based compensation expense	—	—	42,595	—	—

Balance, March 31, 2007	2,654,202	26,542	22,827,633	(6,699,823)	—

Balance, December 31, 2007	2,654,202	$26,542	$22,696,230	$(9,100,465)	$531
Net loss	—	—	—	(543,592)	—	$(543,592)
Unrealized gain on investment securities available for sale, net	—	—	—	—	4,185	4,185

Comprehensive income						$(539,407)

Stock-based compensation expense	—	—	16,058	—	—

Balance, March 31, 2008	2,654,202	$26,542	$22,712,288	$(9,644,057)	$4,716

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities
Interest received	$2,721,133	$2,159,058
Fees and commissions received	24,980	25,018
Interest paid	(1,442,016)	(1,115,381)
Proceeds from sales of loans held for sale	13,111,971	8,868,820
Originations of loans held for sale	(13,415,050)	(8,165,940)
Cash paid to suppliers and employees	(1,435,803)	(829,280)

	(434,785)	942,295

Cash flows from investing activities
Purchase of Federal Home Loan Bank and Federal Reserve stock	(460,200)	(49,200)
Purchase of investment securities available for sale	(157,188)	—
Loans and leases made, net of principal collected	(8,814,947)	(11,756,030)
Purchase of premises, equipment and software	12,354	(124,523)

	(9,419,981)	(11,929,753)

Cash flows from financing activities
Net increase in time deposits	6,556,124	1,576,655
Net increase (decrease) in other deposits	(1,044,141)	3,969,205
Increase in short-term borrowings	228,969	—
Increase in long-term borrowings	10,500,000	—

	16,240,952	5,545,860

Net increase (decrease) in cash and cash equivalents	6,386,186	(5,441,598)

Cash and cash equivalents at beginning of year	12,953,035	18,547,693

Cash and cash equivalents at end of period	$19,339,221	$13,106,095

The accompanying notes are an integral part of these consolidated financial statements.

AmericasBank Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited) (Continued)

	Three Months Ended
	March 31, 2008	March 31, 2007
Reconciliation of net loss to net cash provided by operating activities
Net income (loss)	$(543,592)	$119,361

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	57,613	48,393
Accretion on investment discounts	(275)	—
Provision for loan and lease losses	445,965	158,000
Stock-based compensation	16,058	42,595
Amortization of loan premium and other intangible assets	1,409	470
Increase (decrease) in
Deferred loan fees and costs, net	(44,209)	68,430
Accrued interest payable	86,391	(71,310)
Other liabilities	(39,439)	43,876
Decrease (increase) in
Loans held for sale	(423,485)	636,010
Accrued interest receivable	27,713	(76,929)
Other assets	(18,934)	(26,601)

	$(434,785)	$942,295

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

The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals and adjustments) necessary for a fair presentation of the results of the interim period have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in AmericasBank Corp.’s 2007 Annual Report on Form 10-KSB. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2007 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2008.

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

Income/loss per common share is determined by dividing net income/loss by the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents were not considered in the computation of diluted income/loss per share because the result would have been anti-dilutive. The weighted average common shares outstanding were 2,654,202 for the three months ended March 31, 2008, and March 31, 2007, respectively.

4.	FAIR VALUE

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), effective January 1, 2008. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement inputs) and the lowest priority to unobservable inputs (Level 3 measurement inputs). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Basis of Fair Value Measurement:

•	Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•

Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Where quoted prices are available in an active market, available for sale securities are classified within level 1 of the hierarchy. Level 1 includes securities that have quoted prices in an active market for identical assets. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The loans held for sale are generally determined by quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans. Collateral may be real estate and/or business assets; including equipment, inventory and/or accounts receivable and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Foreclosed real estate is measured at fair value less cost to sell. Fair value was determined based on various offers and/or appraisals. Cost to sell the foreclosed real estate was based on standard market factors.

		Fair Value Measurements at March 31, 2008 Using,
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$1,083,431	$1,053,431	$30,000	$—
Loans held for sale	3,095,846	—	3,095,846	—
Impaired loans	5,428,687	—	5,428,687	—
Foresclosed real estate	785,000	—	785,000	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary of Recent Performance

We reported a net loss of $543,592, or $(0.20) per basic and diluted common share, for the three months ended March 31, 2008, compared to net income of $119,361, or $0.04 per basic and diluted common share, for the three months ended March 31, 2007.

During the three months ended March 31, 2008, we reported 43.9% growth in average interest earning assets compared to the three months ended March 31, 2007. This resulted in only an $86,011 or 7.7% growth in net interest income between the comparative quarters. The growth in net interest income was negatively impacted by dramatic and swift interest rate reductions implemented by the Federal Reserve in response to the turmoil in the real estate market. The target rate on federal funds rate was reduced to 2.25% at March 31, 2008, from 4.25% at December 31, 2007, and 5.25% at March 31, 2007. Also negatively impacting net interest income was the increase in our level of non-performing assets (comprised of non accruing loans, loans past due 90 days or more and still accruing interest, and foreclosed real estate) to $6,213,687 at March 31, 2008, from $2,499,287 at December 31, 2007, and $916,663 at March 31, 2007. These factors resulted in a decline in our net interest margin to 3.19% for the three months ended March 31, 2008, from 4.31% for the three months ended March 31, 2007.

The provision for loan and lease losses was $445,965 for the three months ended March 31, 2008, compared to $158,000 for the three months ended March 31, 2007. The provision for the three months ended March 31, 2008, was attributable to our risk assessment of the loan portfolio, an increase in non accruing loans to $5,428,687 at March 31, 2008, from $1,717,337 at December 31, 2007, and an increase in total loans and leases to $137,109,941 at March 31, 2008 from $128,725,602 at December 31, 2007.

Mortgage loans originated for sale in the secondary market were above our levels from a year ago for the three months ended March 31, 2008. Mortgage banking gains and fees were $120,406 for the three months ended March 31, 2008, compared to $66,870 for the three months ended March 31, 2007.

Noninterest expenses increased $514,497, or 54.8%, to $1,452,510 for the three months ended March 31, 2008, from $938,013 for the three months ended March 31, 2007. We experienced an increase in all major expense categories in the first quarter of 2008 compared to 2007, which is mostly attributable to the costs associated with our growth and expansion activities in the Towson and Annapolis markets.

Total assets increased by $15,764,555, or 10.8%, to $161,886,248 at March 31, 2008, from $146,121,693 at December 31, 2007.

Loans and leases, net of the allowance for loan and lease losses, increased by $8,068,191, or 6.4%, to $133,806,780 at March 31, 2008, from $125,738,589 at December 31, 2007. The increase was attributable to new loan originations and additional funding on existing lines of credit.

Total deposits at March 31, 2008, were $137,099,987, an increase of 4.2% from $131,588,004 at December 31, 2007. The increase in deposits is primarily the result of growth in certificates of deposit. Noninterest bearing deposits were $9,419,199 at March 31, 2008, compared to $9,076,325 at December 31, 2007.

We borrowed $10,500,000 on our line of credit with the Federal Home Loan Bank of Atlanta in the first quarter of 2008 for terms ranging from eighteen to thirty six months. These funds were used to replace higher rate certificates of deposit that were maturing during the period.

Results of Operations

Net Interest Income

Net interest income is the difference between interest revenue on assets and the cost of funds supporting those assets. Earning assets are comprised primarily of loans, investments and federal funds sold; interest-bearing deposits and short-term and long-term borrowings make up the cost of funds. Noninterest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

Net interest income for the three months ended March 31, 2008, increased 7.7%, to $1,209,497 from $1,123,486 for the three months ended March 31, 2007.

Total interest revenue increased for the three months ended March 31, 2008, to $2,737,904, from $2,167,557 for the three months ended March 31, 2007. The increases are primarily attributable to increases in interest revenue from loans and leases. Interest revenue from loans and leases increased for the three months ended March 31, 2008, by $588,012, or 29.8%. This increase was partially offset by a decrease in interest revenue from federal funds sold and the Federal Home Loan Bank deposit of $44,695, or 28.4% for the three months ended March 31, 2008, as we deployed excess liquidity into loans.

The increase in the average balances of our earning assets was the primary factor contributing to the increase in interest revenue between the comparable periods. Average loans increased by $42,285,715, or 46.3% for the three months ended March 31, 2008, to $133,711,756 from $91,426,041 for the three months ended March 31, 2007. The yield on loans decreased to 7.69% for the three months ended March 31, 2008, from 8.76% for the three months ended March 31, 2007.

Average federal funds sold and the Federal Home Loan Bank deposit increased by $1,866,290, or 15.5% for the three months ended March 31, 2008, to $13,896,555 from $12,030,265 for the three months ended March 31, 2007. The yield on these funds decreased to 3.25% for the three months ended March 31, 2008, from 5.30% for the three months ended March 31, 2007.

Interest expense increased by $484,336, or 46.4% for the three months ended March 31, 2008, to $1,528,407 from $1,044,071 for the three months ended March 31, 2007. The increase in interest expense was due to the growth in average balances of our premium rate certificates of deposit and short-term and long-term borrowings.

Average interest bearing deposits increased by $43,553,827, or 51.6% for the three months ended March 31, 2008, to $127,947,598 from $84,393,771 for the three months ended March 31, 2007. The rate on interest-bearing deposits decreased to 4.69% for the three months ended March 31, 2008, from 5.02% for the three months ended March 31, 2007. The majority of the increase in average interest-bearing deposits was attributable to growth in certificates of deposit resulting from our marketing efforts and the use of an Internet-based service and retail broker channels to offer certificates of deposit.

Average noninterest-bearing deposits increased by $519,612, or 7.3% for the three months ended March 31, 2008, to $7,598,333 from $7,078,721 for the three months ended March 31, 2007. Noninterest-bearing deposits are mainly comprised of deposits from our business customers and title companies. The deposits from our title company customers represent approximately 58% of our noninterest-bearing deposits at March 31, 2008, and are subject to the variability of the real estate market.

Short-term borrowings consist of advances on our secured line of credit from the Federal Home Loan Bank of Atlanta and securities sold under an agreement to repurchase. The average borrowings for the three months ended March 31, 2008, was $520,775. The interest rate paid was 3.39% for the three month period ended March 31, 2008. There were no short-term borrowings during the first quarter of 2007.

In February 2008, we borrowed $10,500,000 from the Federal Home Loan Bank of Atlanta for terms ranging from eighteen months to thirty six-months. These long-term borrowings averaged $3,807,692 for the three months ended March 31, 2008, at a rate of 2.78% for the period. There were no long-term borrowings during the first quarter of 2007.

The net margin on earning assets decreased to 3.19% for the three months ended March 31, 2008, from 4.31% for the three months ended March 31, 2007. The combination of the decrease in market interest rates and our increased level of non-performing assets caused the decrease in the net margin on earning assets.

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

Average Balances, Interest, and Yields/Rates

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Average balance	Interest	Yield/ Rate	Average balance	Interest	Yield/ Rate
Assets:
Federal Funds Sold and FHLB deposit	$13,896,555	$112,437	3.25%	$12,030,265	$157,132	5.30%
FHLB and FRB stock	803,923	12,809	6.39%	610,343	9,485	6.30%
Investment Securities	1,006,087	9,826	3.92%	30,000	246	3.33%
Loans held for sale	2,868,071	39,192	5.48%	1,729,301	25,066	5.88%
Loans:
Residential real estate	27,938,299	558,373	8.02%	30,839,764	656,936	8.64%
Construction and land development	68,051,195	1,297,405	7.65%	31,972,957	715,068	9.07%
Commercial, including real estate	23,895,827	477,830	8.02%	16,591,747	351,414	8.59%
Commercial finance leases	404,166	7,892	7.83%	760,300	13,839	7.38%
Home equity	13,316,760	219,969	6.63%	11,018,967	233,846	8.61%
Installment	105,509	2,171	8.25%	242,306	4,525	7.57%

Total loans	133,711,756	2,563,640	7.69%	91,426,041	1,975,628	8.76%

Total interest earning assets	152,286,392	2,737,904	7.21%	105,825,950	2,167,557	8.31%

Allowance for loan and lease losses	(2,872,822)			(1,102,843)
Noninterest-bearing cash	1,591,046			1,677,968
Premises and equipment	1,412,941			1,143,184
Other assets	1,549,218			857,322

Total assets	153,966,775			108,401,581

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings	4,397,931	19,326	1.76%	4,687,177	37,885	3.28%
NOW money market and escrow	18,126,857	146,590	3.24%	17,152,766	221,929	5.25%
Certificates of deposit	105,422,810	1,331,704	5.07%	62,553,828	784,257	5.08%

Total interest-bearing deposits	127,947,598	1,497,620	4.69%	84,393,771	1,044,071	5.02%
Noninterest-bearing deposits	7,598,333	—		7,078,721	—

	135,545,931	1,497,620	4.43%	91,472,492	1,044,071	4.63%

Short-term borrowings	520,775	4,405	3.39%
Long-term borrowings	3,807,692	26,382	2.78%

	139,874,398	1,528,407	4.38%

Other liabilities	782,543			563,778
Stockholders’ equity	13,309,834			16,365,311

Total Liabilities and Stockholders’ Equity	$153,966,775			$108,401,581

	—			—

Net interest spread			2.83%			3.68%
Net interest income		$1,209,497			$1,123,486

Net margin on earning assets			3.19%			4.31%

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

The provision for loan and lease losses was $445,965 for the three months ended March 31, 2008, compared to $158,000 for the three months ended March 31, 2007. The provision reflects our risk assessment of the portfolio and the growth in loan and lease balances outstanding. We had net loans charged off of $85,608 for the three months ended March 31, 2008, compared to no loans charged off or recoveries for the first three months of 2007.

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

The allowance for loan and lease losses was $3,115,295 or 2.27% of total loans and leases at March 31, 2008, compared to $2,754,938 or 2.14% of loans at December 31, 2007. The increase in the allowance as a percentage of total loans is due to the special reserves and a change in the risk assessment and composition of our loans. AmericasBank has no exposure to foreign countries or foreign borrowers. Management believes that the current allowance for loan and lease losses is adequate

The changes in the allowance for loan and lease losses are presented in the following table:

	Three Months Ended March 31,		Year Ended December 31,
	2008	2007	2007
Balance, beginning of year	$2,754,938	$1,025,821	$1,025,821
Provision charged to operations	445,965	158,000	3,230,271
Recoveries	—	—	18,925

	3,200,903	1,183,821	4,275,017
Loans charged off	85,608	—	1,520,079

Balance, end of period	$3,115,295	$1,183,821	$2,754,938

Allowance for loan and lease losses to total loans	2.27%	1.21%	2.14%

Loans past due 90 days or more and still accruing interest	$—	$292,536	$341,950

Noninterest Revenue

Noninterest revenue consisted primarily of mortgage banking gains and fees from the sale of mortgage loans, and service charges on deposit accounts, which includes debit card fees and ATM fees. Noninterest revenues increased $53,498 for the three months ended March 31, 2008, to $145,386, from $91,888 for the three months ended March 31, 2007. Revenue from mortgage banking gains and fees increased, reflecting an increase in secondary market activity from our loan originators compared to a year earlier. Mortgage banking gains and fees increased by $53,536, or 80.1% to $120,406 for the three months ended March 31, 2008, from $66,870 for the three months ended March 31, 2007.

Service charges on deposit accounts and other fees decreased to $24,980 for the three months ended March 31, 2008, from $25,018 for the three months ended March 31, 2007. The decrease was primarily from fees on business accounts.

Noninterest Expenses

Noninterest expenses increased $514,497, or 54.8% for the three months ended March 31, 2008, to $1,452,510 from $938,013 for the three months ended March 31, 2007. Most of the increase in noninterest expense is in salaries and rent associated with our expansion strategy. We also experienced increases in other expense for problem loans and foreclosed real estate.

Salaries increased 63.5% for the three months ended March 31, 2008, to $689,008 from $421,501 for the three and months ended March 31, 2007. The increase in salaries is mostly attributed to expansion efforts. We had fifty full-time equivalent employees at March 31, 2008, compared to thirty-nine full-time equivalent employees at March 31, 2007. For our Towson banking center, we added a banking center president, a commercial relationship manager, and a business and community development officer. In Annapolis, Maryland, we added a banking center president, a senior mortgage loan officer, a senior mortgage loan administrator, a banking center manager, and two customer service representatives. We also added a commercial mortgage lending officer and administrative staff in Towson to support loan growth. In all, we have added approximately $800,000 in annual salaries related to our expansion. The expense associated with these new hires mostly began in the second and third quarters of 2007, accounting for the 63.5% increase in salaries noted above. The increase in salaries in the first three months of 2008 was also attributable to a reduction in the amount of salary expense deferred as a direct cost of loan origination.

Employee benefits increased 37.3% for the three months ended March 31, 2008, to $193,961 from $141,276 for the three months ended March 31, 2007. The increase in employee benefits was related to increases in payroll taxes and 401(k) benefits. Our service payments to Administaff, a professional employer organization, also increased due to the increase in the number of employees.

Occupancy expense increased 44.2% for the three months ended March 31, 2008, to $98,006, from $67,970 for the three months ended March 31, 2007. The increase in the three month period is primarily from additional rent and depreciation of leasehold improvements from the opening of the Annapolis banking center.

Furniture and equipment expense increased 22.2% for the three months ended March 31, 2008, to $45,480, from $37,230 for the three months ended March 31, 2007. The increase was mostly in depreciation expense arising from an increase in furniture and equipment purchased to support our expansion.

Other expenses increased $156,019 or 57.8%, for the three months ended March 31, 2008, to $426,055, from $270,036 for the three months ended March 31, 2007. The increase in other expenses is related to increases in our expansion into Annapolis, an increase in deposit premiums to the FDIC, professional fees, and loan collection expenses. The increase in loan collection expenses was $62,142 in the first quarter of 2008.

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

Securities available for sale increased to $1,083,431 at March 31, 2008 from $921,783 at December 31, 2007. These securities consist of a U.S. Treasury security at an estimated fair value of $151,031and U.S. government agency notes with an estimated fair value of $902,400. The treasury security and agency notes have a maturity of eighteen months or less and were pledged as collateral for sales of securities under a repurchase agreement. The investment portfolio at March 31, 2008 and December 31, 2007 also included a single equity security carried at $30,000.

Loan Portfolio

Loans and leases, net of allowance, unearned fees and origination costs increased $8,068,191 or 6.4% to $133,806,780 at March 31, 2008, from $125,738,589 at December 31, 2007. Residential real estate loans increased by $3,070,206, or 11.7%, construction and land development loans increased by $2,051,299, or 3.1%, commercial loans including commercial real estate loans increased by $2,161,132, or 9.4%, commercial finance leases decreased by $51,283, or 11.9%, home equity loans increased by $1,180,332, or 9.2%, and installment loans decreased by $27,347, or 22.8% from their respective balances at December 31, 2007. Loans secured by real estate comprise the majority of the loan portfolio. AmericasBank’s loan customers are generally located in the greater Baltimore metropolitan area.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio
	March 31, 2008%		December 31, 2007%
Residential real estate (1)	$29,289,127	21.36%	$26,218,921	20.37%
Construction, land development and land ADC (1)	68,040,679	49.62%	65,989,380	51.27%
Commercial, including real estate (1)	25,246,222	18.41%	23,085,090	17.93%
Commercial finance leases	378,204	0.28%	429,487	0.33%
Home equity	14,063,066	10.26%	12,882,734	10.01%
Installment	92,643	0.07%	119,990	0.09%

	137,109,941	100.00%	128,725,602	100.00%

Deferred loan origination fees, net of cost	(187,866)		(232,075)
Allowance for loan and lease losses	(3,115,295)		(2,754,938)

	$133,806,780		$125,738,589

(1)	Our loan portfolio includes owner occupied residential mortgages and one-to-four family and multi-family mortgages to investors. At March 31, 2008, $16,369,980 of residential real estate loans, $49,498,697 of construction and land development loans, and $10,406,333 of commercial loans, including real estate loans, were to investors. At December 31, 2007, $15,704,677 of residential real estate loans, $45,804,807 of construction and land development loans, and $8,656,819 of commercial loans, including real estate loans, were to investors.

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

Information about nonaccrual loans is as follows:

	March 31,		December 31,
	2008	2007	2007
Nonaccrual loans	$5,428,687	$624,127	$1,717,337
Unrecorded interest on nonaccrual loans	186,510	121,896	63,886
Specific reserve for nonaccrual loans included in the allowance for loan and lease losses	466,832	198,106	398,364

The $3,711,350 increase in nonaccrual loans in the first quarter of 2008 was comprised of four loans, bringing our total nonaccrual loans to eleven at March 31, 2008, from seven at December 31, 2007. At March 31, 2008, nonaccrual loans consisted of $1,468,136 (two loans) in residential real estate loans, and $3,960,551 (nine loans) in construction and land development (ADC) loans.

We are diligently working with our borrowers to sell properties collateralizing non-performing loans, initiating foreclosure proceedings where appropriate, and recording necessary charge-offs to reflect the present value of in-substance and foreclosed real estate. We continue to be concerned about the weakness in the real estate market and while we believe that our reserves are adequate for our non-performing loans, further deterioration in the real estate values could lead to the need for additional reserves.

We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan and lease losses. We write off impaired loans when collection of the loan is doubtful. We generally classify nonaccrual loans and leases as impaired. As of March 31, 2008, and December 31, 2007, no credit had been identified as impaired other than the nonaccrual loans and leases described above.

We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan and lease losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, we generally require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of March 31, 2008, we had $785,000 in foreclosed real estate, and as of December 31, 2007, we had $440,000 in foreclosed real estate. We had three foreclosed properties at March 31, 2008 compared to one at December 31, 2007. The two new properties were residential rental properties located in the City of Baltimore.

Deposits

We seek deposits within our market areas by paying competitive interest rates and offering high quality customer service. We have had success in increasing deposits in our banking centers. Deposits in our Annapolis banking center were approximately $11 million at March 31, 2008. The banking center opened in the third quarter of 2007. Deposits at our Towson banking center have also increased and were approximately $62 million at March 31, 2008.

Total deposits increased by $5,511,983, or 4.2% to $137,099,987 at March 31, 2008, from $131,588,004 at December 31, 2007. Interest-bearing deposits increased $5,169,109, or 4.2% to $127,680,788 at March 31, 2008, from $122,511,679 at December 31, 2007. Noninterest bearing deposits increased $342,874, or 3.8% to $9,419,199 at March 31, 2008, from $9,076,325 at December 31, 2007.

A majority of the increase in our interest bearing deposits at March 31, 2008, was due to growth in certificates of deposit in our banking centers. The increase in noninterest bearing deposits was primarily from an increase in activity in our accounts held by title companies.

Short-term borrowings

Short-term borrowings consist of advances on our secured line of credit from the Federal Home Loan Bank of Atlanta and securities sold under an agreement to repurchase. The short-term borrowings of $446,000 at March 31, 2008, and $217,031 at December 31, 2007 were securities sold under an agreement to repurchase.

Long-term borrowings

Long-term borrowings consist of advances on our secured line of credit from the Federal Home Loan Bank of Atlanta. In the first quarter of 2008 we borrowed $10, 500,000 on terms ranging from eighteen months to thirty-six months at weighted average interest rate of 2.79%.

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. We monitor our federal funds sold position on a daily basis in that this is our primary source of liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional liquidity is also available from our loans held for sale, which amounted to $3,095,846 at March 31, 2008.

The Federal Home Loan Bank of Atlanta initiated a credit review of AmericasBank and in January 2007, we were informed that credit availability was re-established for AmericasBank at 10% of total assets. On October 25, 2007, we were notified that our credit availability was increased to 20% of total assets. All advances and other credit products requested under the credit availability must be fully secured with eligible collateral. We also have a $1.0 million secured line of credit from a correspondent financial institution secured by eligible investment securities. There was $10,500,000 in outstanding borrowings under the line of credit from the Federal Home Loan Bank of Atlanta at March 31, 2008. There were no outstanding balances on these lines at December 31, 2007.

Our immediate sources of liquidity are cash and due from banks and short term investments. As of March 31, 2008, we had $2,004,724 in cash and due from banks, and $17,334,497 in federal funds sold and Federal Home Loan Bank deposit. We maintain most of our liquidity in federal funds in order to ensure that funds are readily available to fund the growth of the loan portfolio. Deposits from title companies represent a deposit that is subject to more volatility, thereby increasing our need to have funds available. We also need to maintain adequate liquidity for maturing premium rate certificates of deposit offered through the Internet and retail broker channels.

We have sufficient liquidity to meet our loan commitments as well as fluctuations in deposits. We are not aware of any demands, trends, commitments, or events that would result in our inability to meet anticipated or unexpected liquidity needs.

Capital

Our stockholders’ equity was $13,099,489 at March 31, 2008, a decrease of $523,349 from the $13,622,838 reported at December 31, 2007.

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

The Bank, however, is subject to regulatory capital requirements. The following summarizes the Bank’s regulatory capital position at March 31, 2008.

AmericasBank	Actual		Minimum capital adequacy		To be well capitalized
($ in thousands)
March 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$13,939	10.14%	$10,993	8.00%	$13,741	10.00%
Tier 1 capital (to risk-weighted assets)	$12,204	8.88%	$5,496	4.00%	$8,244	6.00%
Tier 1 capital (to average assets)	$12,204	7.91%	$6,168	4.00%	$7,710	5.00%

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

Management has discretion in making the judgments inherent in the methodology used in the determination of the provision and allowance for loan and lease losses, including in connection with the valuation of collateral and the financial condition of the borrower, and in establishing allowance percentages and risk ratings. The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans.

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

The value of the options is estimated using the Black-Scholes option pricing model with the option life estimated at 5-9 years. There were no modifications made to outstanding share options prior to the adoption of the fair value method. The compensation expense not yet recognized as of March 31, 2008, was approximately $142,000.

Net Deferred Tax Asset

At March 31, 2008, we had a potential net deferred tax asset of approximately $3.4 million. The net deferred tax asset arose primarily as a result of cumulative net operating losses. We have recorded a 100% valuation allowance against the net deferred tax asset since it has been more likely than not that the deferred tax asset will not be realized. At December 31, 2007, we had net operating loss carryovers of approximately $6.8 million available to offset future taxable income. The carryovers will begin to expire in 2017.

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

Outstanding loan commitments and lines and letters of credit at March 31, 2008, and December 31, 2007, are as follows:

	March 31, 2008	December 31, 2007
Unused lines of credit
Residential real estate	$9,486,784	$6,614,531
Commercial, including real estate	3,259,212	1,235,386
Home-equity lines	7,345,188	7,127,166

	$20,091,184	$14,977,083

Construction and land development loan commitments	$22,091,715	$28,427,669

Letters of Credit	$577,490	$46,620

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

Information Regarding Forward-Looking Statements

In addition to the historical information contained in this Quarterly Report on Form 10-Q, the discussion in of this Quarterly Report on Form 10-Q contains certain forward-looking statements. The statements presented herein with respect to, among other things, AmericasBank Corp.’s plans, objectives, expectations and intentions, including statements regarding profitability, liquidity, allowance for loan and lease losses, interest rate sensitivity, market risk and financial and other goals are forward looking. These statements are based on AmericasBank Corp.’s beliefs, assumptions and on information available to AmericasBank Corp. as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-Q; the risk that AmericasBank Corp. may continue to incur losses; possible loss of key personnel; the inability to successfully implement strategic initiatives; risk of changes in interest rates, deposit flows and loan demand; risks associated with AmericasBank’s lending limit; risk of an industry concentration with respect to deposits; risk of credit losses; risks associated with acting as a correspondent lender; risk associated with a slowdown in the housing market or high interest rates; the allowance for loan and lease losses may not be sufficient; operational and credit risks of the leasing companies to which AmericasBank has extended credit in connection with the lease portfolio; dependence on third party vendors; risk of possible future regulatory action as a result of past violations of the Real Estate Settlement Procedures Act; as well as changes in economic, competitive, governmental, regulatory, technological and other factors that may affect AmericasBank Corp. or AmericasBank specifically or the banking industry generally.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

This Item is not applicable as the Company is a smaller reporting company.

Item 4T.	Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, AmericasBank Corp.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of AmericasBank Corp.’s disclosure controls and procedures. Based upon that evaluation, AmericasBank Corp.’s Chief Executive Officer and Chief Financial Officer concluded that AmericasBank Corp.’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by AmericasBank Corp. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in AmericasBank Corp.’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended March 31, 2008, identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that have materially affected, or are reasonably likely to materially affect, AmericasBank Corp.’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

This item is not applicable as the Company is a small reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmericasBank Corp.

Date: May 15, 2008	By:	/s/ A. Gary Rever
A Gary Rever, Acting Chief Executive Officer and Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)